Form 10-Q
period 1997-03-31
PEROT SYSTEMS CORP
filed 1997-06-30
CIK 894253

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

     or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to

                         Commission File Number 0-22495

                           PEROT SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        75-2230700
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                          Identification No.)


       12377 MERIT DRIVE, SUITE 1100
                DALLAS, TEXAS                                     75251
   (Address of principal executive offices)                    (Zip Code)



                                 (972) 383-5600
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     [ ] Yes  [X]  No

As of June 20, 1997, the registrant had outstanding 39,952,920 shares of Class A Common Stock and 50,000 shares of Class B Common Stock.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1997


INDEX                                                                      PAGE

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Balance Sheets as
             of March 31, 1997 and December 31, 1996                          3

         Condensed Consolidated Statements of Operations
             for the three months ended March 31, 1997 and 1996               4

         Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 1997 and 1996               5

         Notes to Condensed Consolidated Financial Statements               6-7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8-9


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.                                                  10

ITEM 2:  CHANGES IN SECURITIES.                                              10

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                    10


SIGNATURES                                                                   11

EXHIBIT INDEX                                                                12

ITEM 1.  FINANCIAL STATEMENTS

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                   March 31, 1997   December 31, 1996
                                                                   --------------   -----------------
ASSETS
    Current assets:
        Cash and cash equivalents                                     $ 32,100          $ 27,516
        Accounts receivable, net                                       108,851           113,804
        Prepaid expenses and other                                      11,534             9,450
        Deferred income taxes                                           25,131            25,935
                                                                      --------          --------
           Total current assets                                        177,616           176,705

    Property, equipment and purchased software, net                     41,991            35,748
    Investments in and advances to unconsolidated affiliates             9,204             6,582
    Other assets                                                        15,909            13,212
                                                                      --------          --------
           Total assets                                               $244,720          $232,247
                                                                      ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Current maturities on capital lease
          obligations and long-term debt                              $  2,526          $  2,377
        Short-term debt                                                 10,000               138
        Accrued liabilities                                             92,931            82,973
        Accrued compensation                                             5,553            20,240
        Other current liabilities                                       50,614            48,985
                                                                      --------          --------
           Total current liabilities                                   161,624           154,713

    Capital lease obligations and long-term debt,
       less current maturities                                           2,140             2,796
    Other long-term liabilities                                          3,298             3,976
                                                                      --------          --------
           Total liabilities                                           167,062           161,485
                                                                      --------          --------
    Stockholders' equity:
         Common stock                                                      403               396
         Other stockholders' equity                                     77,255            70,366
                                                                      --------          --------
           Total stockholders' equity                                   77,658            70,762
                                                                      --------          --------
           Total liabilities and stockholders' equity                 $244,720          $232,247
                                                                      ========          ========




   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                          Three months ended March 31,
                                                             1997             1996
                                                          ----------       ----------
Contract revenue                                          $  169,071       $  136,764
Costs and expenses:
    Direct cost of services                                  129,714          107,280
    Selling, general and administrative expenses              30,465           19,086
                                                          ----------       ----------
Operating income                                               8,892           10,398
Interest income                                                  659              507
Interest expense                                                (227)            (125)
Equity in losses of unconsolidated affiliates, net               (27)             (78)
Other income/(expense), net                                    1,574              (13)
                                                          ----------       ----------
Income before taxes                                           10,871           10,689
Provision for income taxes                                     4,188            5,232
                                                          ----------       ----------
    Net income                                            $    6,683       $    5,457
                                                          ==========       ==========
Net income attributed to common shareholders              $    6,683       $    5,308
                                                          ==========       ==========
Primary and fully diluted earnings per common share:
    Earnings per common share                             $     0.12       $     0.11
                                                          ==========       ==========
    Weighted average common shares
      outstanding                                             57,860           48,669
                                                          ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                    Three months ended March 31,
                                                                       1997             1996
                                                                    ----------       ----------
Cash flows from operating activities:

   Net income                                                       $    6,683       $    5,457

   Adjustments to reconcile net income to net cash
         provided by operating activities
      Adjustments for non-cash items                                     5,614            2,781
      Changes in current assets                                          5,989          (11,625)
      Changes in current liabilities                                    (5,721)          31,990
                                                                    ----------       ----------
            Net cash provided by operating activities                   12,565           28,603

Cash flows from investing activities:
      Purchase of property, equipment and software                     (10,610)          (4,486)
      Proceeds from sale of property, equipment and software               501              384
      Investments in and advances to unconsolidated affiliates          (2,033)            (304)
      Acquisition of businesses, net of cash acquired of $850           (2,550)            --
                                                                    ----------       ----------
            Net cash used in investing activities                      (14,692)          (4,406)
                                                                    ----------       ----------
Cash flows from financing activities:
      Principal payments on debt and
         capital lease obligations                                        (850)            (627)
      Short-term borrowings                                             10,000             --
      Proceeds from issuance of common stock                               520            1,237
      Repayment of stockholder notes receivable                             66            1,065
      Repurchase of treasury stock                                      (1,389)            --
                                                                    ----------       ----------
            Net cash provided by financing activities                    8,347            1,675
                                                                    ----------       ----------

Effect of exchange rate changes on cash and cash equivalents            (1,636)            (518)
                                                                    ----------       ----------
Net increase in cash and cash equivalents                                4,584           25,354

Cash and cash equivalents at beginning of period                        27,516           17,357
                                                                    ----------       ----------
Cash and cash equivalents at end of period                          $   32,100       $   42,711
                                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant inter-company transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 as filed in the Company's Registration Statement on Form 10 filed with the SEC on April 30, 1997, as amended. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results for the year ending December 31, 1997. Dollar amounts presented are in thousands, except as otherwise noted.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per common share with basic earnings per share, with the principal difference being that common stock equivalents are not considered in computing basic earnings per share. SFAS 128 also eliminates the modified treasury stock method, and requires reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The Company has not yet determined the effect of SFAS 128 on the Company's earnings per share.

NOTE 3.  ACQUISITIONS

During the first quarter of 1997, the Company completed three business acquisitions accounted for under the purchase method of accounting. Collectively, total consideration included $3,400 in cash and 190,000 shares of the Company's Class A Common Stock, valued at $1,180. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place on January 1, 1996 and January 1, 1997 the impact on revenue, net income and earnings per share would not have been material.

The Company invested an additional $1,033 in an existing unconsolidated limited partnership and purchased an interest in another unconsolidated entity for $1,000 during the three months ended March 31, 1997.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  BORROWINGS

At March 31, 1997, there was a balance of $10,000 outstanding on the Company's $40,000 line of credit.

NOTE 5.  STOCKHOLDERS' EQUITY

Significant changes in stockholders' equity included the issuance of 683,838 shares of the Company's Class A Common Stock resulting in an increase to paid-in-capital of $2,423, a net repurchase of 718,782 shares of the Company's Class A Common Stock totaling $1,640, a reduction of $1,176 in the cumulative currency translation adjustment, and an increase of $6,683 in retained earnings representing net income for the period. At March 31, 1997 there were 39,595,543 shares of the Company's Class A Common Stock outstanding and 718,782 shares held in treasury.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $227 and $125 for the periods ended March 31, 1997 and 1996, respectively. Cash paid for income taxes was $2,597 and $373 for the same periods.

NOTE 7.  SUBSEQUENT EVENT

On April 24, 1997, the Company concluded the renegotiation of the terms of its strategic alliance with Swiss Bank, initially entered into in January 1996. For more information, refer to Note 17 of the Company's annual financial statements included in the Company's registration statement on Form 10 filed with the Securities and Exchange Commission on April 30, 1997, as amended.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1997 and 1996

     Contract revenue increased in the first quarter of 1997 by 24% to $169.1 million from $136.8 million in the first quarter of 1996, due primarily to $14.6 million in revenue from sales to new clients, $9.0 million in revenue growth from Swiss Bank, and $10.0 million in revenue from businesses acquired since the third quarter of 1996.

     Domestic contract revenue grew by 29% in the first quarter of 1997 to $111.1 million from $85.8 million in the first quarter of 1996, and increased slightly as a percentage of total contract revenue to 66% from 63% over the same periods.

     Non-domestic contract revenue, comprised of European and Asian operations, grew by 14% in the first quarter of 1997 to $58.0 million from $51.0 million in the first quarter of 1996, and declined as a percent of total contract revenue to 34% from 37% over the same periods.

     Direct cost of services increased in the first quarter of 1997 by 21% to $129.7 from $107.3 million in the first quarter of 1996, due primarily to growth in the Company's business. Selling, general and administrative expenses ("SG&A") increased in the first quarter of 1997 by 60% to $30.5 million from $19.1 million in the first quarter of 1996, due to the addition of key executives, expansion of the sales force, and staff growth in administrative support areas such as communications, finance, human resources, legal, marketing and internal systems.

     Other income (expense) increased in the first quarter of 1997 to $1.6 million from an expense of $13,000 in the first quarter of 1996, primarily due to the 1997 recognition of foreign exchange gains and gains on asset sales.

     Operating income decreased in the first quarter of 1997 to $8.9 million from $10.4 million in the first quarter of 1996, and operating margin declined to 5.2% from 7.6%. Net income margin in the first quarter of 1997 remained constant at 4% compared to the prior year period.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities decreased to $12.6 million from $28.6 million for the periods ended March 31, 1997 and 1996 , respectively. The first quarter of 1996 reflected an unusual increase in current liabilities related to the inception of a large new contract offset in part by an increase in current assets. For the first quarter of 1997, the net change in current assets and liabilities was not significant.

     Net cash used in investing activities was $14.7 million for the first quarter of 1997, compared to $4.4 million for the first quarter of 1996. Expenditures for computer and communication equipment during the first quarter of 1997 totaled approximately $10.6 million compared to approximately $4.5 million in the prior year period, reflecting staff increases and general business growth. Additionally, in the first quarter 1997, net cash used for business interests acquired was approximately $2.6 million and net cash used to acquire minority interests in several business ventures was $2.0 million.

     For the first quarter of 1997, net cash provided by financing activities was approximately $8.3 million, compared to approximately $1.7 million for the first quarter of 1996. This increase was due primarily to a $10.0 million borrowing on the Company's line of credit, which was offset in part by the repurchase of $1.4 million in shares of the Company's Class A Common Stock, held as treasury stock at March 31, 1997.

     In August 1996, the Company's credit line was increased from $10.0 million to $40.0 million. At March 31, 1997, $10.0 million was outstanding on the line.

     The Company anticipates that cash flows from operating activities and unused borrowing capacity under its existing line of credit will provide sufficient funds to meet its needs for the remainder of 1997. Significant growth in the Company's business during the remainder of 1997 and in 1998 could result in the need for private or public offerings of debt or equity instruments of the Company to provide the funds necessary to support its growth.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1997


PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES.

          The Company has issued 332,500 shares of its Class A Common Stock ("Class A Shares") under its restricted stock plan and options to purchase an additional 2,810,182 Class A Shares to its employees from January 1, 1997 to March 31, 1997. Class A Shares were sold at the fair value of such shares at the time of sale and the exercise price of each option was the fair value at the time of the grant of the option. The Company sold all 332,530 Class A Shares issued under its restricted stock plan to employees at a price equal to $3.75 per share. From January 1, 1997 to March 31, 1997, an additional 208,952 Class A Shares were sold to employees upon the exercise of employee stock options at prices ranging from $.50 per share to $1.75 per share. The Company issued options to purchase 2,700,182 shares with an exercise price of $3.75 per share and options to purchase 110,000 shares at an exercise price of $6.75 per share. The Company relied on Rule 701 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), or Section 4(2) of the Securities Act with respect to all sales and offers of its securities to its employees and directors. The Company also issued 128,795 Class A Shares deemed to have a fair value of $4.90 to its 401(k) plan as a portion of the Company's 1996 matching contribution.

          From January 1, 1997 to March 31, 1997, the Company has issued 190,000 Class A Shares in connection with the acquisition of two businesses by the Company. The Company issued 120,000 shares deemed to have a fair value of $4.90 per share and 70,000 shares deemed to have a fair value of $8.45 per share. The Company relied on Section 4(2) of the Securities Act with respect to such issuances.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K


               Exhibit No.         Document
               -----------         -----------------------
                   11              Computation of Earnings per Common Share
                   27              Financial Data Schedule


          (b)  Reports of Form 8-K

          No reports were filed on Form 8-K during the three months ended March 31, 1997.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1997



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEROT SYSTEMS CORPORATION
                                        (Registrant)




Date: June 30, 1997                     By  /s/ TERRY ASHWILL
                                            -----------------------------------
                                            Terry Ashwill
                                            Vice President and
                                            Chief Financial Officer


                                        By  /s/ JOHN J. VONESH
                                            -----------------------------------
                                            John  J. Vonesh
                                            Controller and Principal
                                            Accounting Officer

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1997



                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------


   11               Computation of Earnings per Common Share.

   27               Financial Data Schedule as of March 31, 1997.