Form 10-Q
period 1997-06-30
PEROT SYSTEMS CORP
filed 1997-08-19
CIK 894253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

As of July 31, 1997, the registrant had outstanding 39,976,232 shares of Class A Common Stock and 50,000 shares of Class B Common Stock.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1997

INDEX                                                                                            Page
PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

             Condensed Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996                                                                1
             Condensed Consolidated Statements of Operations for the three months
                  and six months ended June 30, 1997 and 1996                                      2
             Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1997 and 1996                                                     3

             Notes to Condensed Consolidated Financial Statements                                  4-6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                             7-9


PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.                                                                        10

ITEM 2:  CHANGES IN SECURITIES.                                                                    10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       11

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                          11


SIGNATURES                                                                                         12

EXHIBIT INDEX                                                                                      13

ITEM 1. FINANCIAL STATEMENTS

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                     June 30, 1997   December 31, 1996
                                                                     -------------   -----------------
ASSETS
   Current assets:
       Cash and cash equivalents                                       $ 16,983          $ 27,516
       Accounts receivable, net                                         108,490           113,804
       Prepaid expenses                                                  16,914             9,450
       Deferred income taxes                                             20,274            25,935
                                                                       --------          --------
          Total current assets                                          162,661           176,705

   Property and equipment, net                                           39,885            29,335
   Purchased software, net                                                8,523             6,413
   Investments in and advances to unconsolidated affiliates              10,604             6,582
   Other assets                                                          26,473            13,212
                                                                       --------          --------
          Total assets                                                 $248,146          $232,247
                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Current maturities on capital lease obligations and             $  2,160          $  2,377
         long-term debt
       Short-term debt                                                   19,830               138
       Income taxes payable                                               2,707            13,039
       Accrued liabilities                                               87,527            82,973
       Accrued compensation                                               8,404            20,240
       Other current liabilities                                         32,692            35,946
                                                                       --------          --------
          Total current liabilities                                     153,320           154,713

   Capital lease obligations and long-term debt, less                     1,880             2,796
     current maturities
   Other long-term liabilities                                            3,747             3,976
                                                                       --------          --------
          Total liabilities                                             158,947           161,485
                                                                       --------          --------

   Stockholders' equity:
       Common stock
                                                                            406               396
       Other stockholders' equity
                                                                         88,793            70,366
                                                                       --------          --------
          Total stockholders' equity                                     89,199            70,762
                                                                       --------          --------
          Total liabilities and stockholders' equity                   $248,146          $232,247
                                                                       ========          ========


              The accompanying notes are an integral part of these
                             financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            Three months ended June 30,          Six months ended June 30,
                                                              1997              1996              1997              1996
                                                            ---------         ---------         ---------         ---------
Contract revenue                                            $ 185,011         $ 140,228         $ 354,082         $ 276,992

Costs and expenses
     Direct cost of services                                  148,127           109,436           277,841           216,716
     Selling, general and administrative                       33,623            20,027            64,468            39,113
       expenses
                                                            ---------         ---------         ---------         ---------
Operating income                                                3,261            10,765            11,773            21,163

Interest income                                                   483               752             1,142             1,259
Interest expense                                                 (273)              (87)             (500)             (212)
Equity in earnings (losses) of affiliate                          253               (78)              226              (156)
Other income/(expense), net                                      (513)              (93)            1,441              (106)
                                                            ---------         ---------         ---------         ---------
Income before taxes                                             3,211            11,259            14,082            21,948
Provision for income taxes                                      1,796             5,511             5,984            10,743
                                                            ---------         ---------         ---------         ---------

     Net income                                             $   1,415         $   5,748         $   8,098         $  11,205
                                                            =========         =========         =========         =========


Net income attributed to common shareholders                $   1,415         $   5,599         $   8,098            10,908
                                                            =========         =========         =========         =========

Primary and fully diluted earnings per common share:
     Earnings per common share                              $    0.03         $    0.12         $    0.15         $    0.23
                                                            =========         =========         =========         =========
     Weighted average common shares
        outstanding                                            54,271            49,321            56,010            48,886
                                                            =========         =========         =========         =========



              The accompanying notes are an integral part of these
                             financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          Six months ended June 30,
                                                                            1997             1996
                                                                          --------         --------
Cash flows from operating activities:
   Net income                                                             $  8,098         $ 11,205

   Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation and amortization                                          15,147            8,191
     Other noncash items                                                     3,338           (5,855)
     Changes in current assets                                               5,823          (26,981)
     Changes in current liabilities                                        (26,773)          66,839
                                                                          --------         --------
             Net cash provided by operating activities                       5,633           53,399
                                                                          --------         --------

Cash flows from investing activities:
   Purchase of property, equipment and software                            (23,633)          (8,893)
   Proceeds from sale of property, equipment and software                      525              384
   Investments in and advances to unconsolidated affiliates                 (3,082)            (772)
   Acquisition of businesses, net of cash acquired of $532 in 1997         (13,452)               -
                                                                          ---------         ---------
             Net cash used in investing activities                         (39,642)          (9,281)
                                                                          ---------         ---------

Cash flows from financing activities:
   Principal payments on debt and
     capital lease obligations                                              (1,571)          (1,230)
   Dividends paid on preferred stock                                             -             (595)
   Net proceeds from short-term borrowings                                  18,800                -
   Proceeds from issuance of common stock                                      897            2,046
   Proceeds from sale of stock options                                       8,139                -
   Proceeds from issuance of treasury stock                                    181                -
   Repayment of stockholder notes receivable                                   184            1,046
   Repurchase of treasury stock                                             (1,414)             (10)
                                                                          --------         --------
             Net cash provided by financing activities                      25,216            1,257
                                                                          --------         --------

Effect of exchange rate changes on cash and cash equivalents                (1,740)             566
                                                                          --------         --------

Net increase in cash and cash equivalents                                  (10,533)          45,941

Cash and cash equivalents at beginning of period                            27,516           17,357

                                                                          --------         --------
Cash and cash equivalents at end of period                                $ 16,983         $ 63,298
                                                                          ========         ========

              The accompanying notes are an integral part of these
                             financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant inter-company transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 as filed in the Company's Registration Statement on Form 10 filed with the SEC on April 30, 1997. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. Dollar amounts presented are in thousands, except as otherwise noted.

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

NOTE 3.  ACQUISITIONS

During the second quarter of 1997, the Company completed three business acquisitions and, in the six months ended June 30, 1997, a total of six acquisitions were completed, all under the purchase method of accounting. Collectively, total consideration paid and goodwill recorded were:

                                                         Three Months Ended      Six Months Ended
                                                            June 30, 1997         June 30, 1997
                                                            -------------         ------------
                  Cash                                         $10,584                $13,984
                  Shares of Class A Common Stock                 1,521                  2,701
                                                               -------                -------
                  Total Consideration                           12,105                 16,685
                  Less Fair Market Value of
                       Net Assets Acquired                       2,006                  3,728
                                                               -------                -------
                  Goodwill                                     $10,099                $12,957
                                                               =======                =======

The Company issued 180,000 shares of Class A Common Stock for the three months ended June 30, 1997 and 370,000 shares for the six months ended June 30, 1997 in connection with these acquisitions.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Goodwill of $18,602 and $7,294 was included in other non-current assets as of June 30, 1997 and December 31, 1996, respectively.

On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place on January 1, 1996 and January 1, 1997, the impact on revenue, net income and earnings per share would not have been material.

The Company invested an additional $494 and $1,527 in an existing unconsolidated limited partnership during the three months and six months ended June 30, 1997, respectively. Immaterial interests in other unconsolidated entities were purchased during the three months ended June 30, 1997 with one material purchase of $1,000 made during the six months ended June 30, 1997.

NOTE 4.  BORROWINGS

At June 30, 1997, there was a balance of $18,800 outstanding on the Company's $40,000 line of credit.

NOTE 5.  STOCKHOLDERS' EQUITY

                                        June 30, 1997  December 31, 1996
                                        -------------  -----------------
Common stock                              $    406         $    396
Additional paid-in-capital                  60,730           51,461
Retained earnings                           35,927           27,830
Cumulative translation adjustment             (461)           1,009
Notes receivable from stockholders          (4,871)          (4,286)
Contract rights                                  -           (4,342)
Deferred compensation                       (1,254)          (1,306)
Treasury stock                              (1,278)               -
                                          --------         --------

Total stockholders' equity                $ 89,199         $ 70,762
                                          ========         ========

The primary factor causing an increase in paid-in-capital was the renegotiation of the terms of the strategic alliance with Swiss Bank in April 1997 (see Note
7). The renegotiated terms of the alliance resulted in the issuance of 3,617,160 options to purchase Class B Common Stock. The contract rights relating to the original Swiss Bank agreement were eliminated with an offsetting reduction in paid-in-capital for the unamortized balance of $4,146 at March 31, 1997. Additionally, paid-in-capital was increased by $2,697 in connection with the issuance of common shares for business acquisitions and by $1,991 for issuances of stock under benefit plans.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $196 and $87 for the three months ended June 30, 1997 and 1996 and $423 and $212 for the six months ended June 30, 1997 and 1996, respectively. Cash paid for income taxes was $7,932 and $7,198 for the three month period and $10,529 and $7,571 for the six month period ended June 30, 1997 and 1996, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 7.  SWISS BANK AGREEMENT

On April 24, 1997, the Company concluded the renegotiation of the terms of its strategic alliance with Swiss Bank, initially entered into in January 1996. For more information, refer to Note 17 of the Company's annual financial statements included in the Company's registration statement on Form 10 filed with the Securities and Exchange Commission on April 30, 1997, as amended.

NOTE 8. SUBSEQUENT EVENTS

In July 1997, the Company acquired certain assets and intellectual property of Nets, Inc. ("Nets") for $8,754 in cash. Nets is engaged in research and development for Internet related products and services.

The Company's President and Chief Executive Officer, James Cannavino, resigned on July 25, 1997. Under the terms and conditions of Mr. Cannavino's employment agreement, the Company is required to pay up to $1,200 in severance benefits, payable semi-monthly for a period of two years, subject to certain contingencies which may reduce or eliminate the payments in the second year.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1997 and 1996

         Contract revenue increased in the second quarter of 1997 by 32% to $185.0 million from $140.2 million in the second quarter of 1996, due primarily to a $12.9 million increase in revenue from sales to new clients, $17.8 million in revenue growth from Swiss Bank, and $18.4 million in revenue from businesses acquired since the third quarter of 1996. Revenue from existing clients decreased by $4.4 million.

         Domestic contract revenue grew by 23% in the second quarter of 1997 to $120.3 million from $97.9 million in the second quarter of 1996, and decreased as a percentage of total contract revenue to 65% from 70% over the same periods.

         Non-domestic contract revenue, consisting of European and Asian operations, grew by 53% in the second quarter of 1997 to $64.7 million from $42.4 million in the second quarter of 1996, and increased as a percent of total contract revenue to 35% from 30% over the same periods.

         Direct cost of services increased in the second quarter of 1997 by 35% to $148.1 from $109.4 million in the second quarter of 1996, due primarily to growth in the Company's business. Selling, general and administrative expenses ("SG&A") increased in the second quarter of 1997 by 68% to $33.6 million from $20.0 million in the second quarter of 1996, due to the addition of key executives, expansion of the sales force, goodwill amortization, and staff growth in administrative support areas such as communications, finance, human resources, legal, marketing and internal systems.

         Other expense increased in the second quarter of 1997 to approximately $513,000 from an expense of approximately $93,000 in the second quarter of 1996, primarily due to a loss on the sale of assets.

         As a result of the factors noted above, operating income decreased in the second quarter of 1997 to $3.3 million from $10.8 million in the second quarter of 1996, and operating margin declined to 1.8% from 7.7%. Net income margin in the second quarter of 1997 decreased to 1% from 4% over the same period in 1996.

Comparison of the six months ended June 30, 1997 and 1996

         Contract revenue increased in the six months ended June 30, 1997 by 28% to $354.1 million from $277.0 million in the six months ended June 30, 1996, due primarily to $27.5 million in revenue from sales to new clients, $26.8 million in revenue growth from Swiss Bank, and $28.4 million in revenue from businesses acquired since the third quarter of 1996. Revenue from existing clients decreased by $5.3 million.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


         Domestic contract revenue grew by 26% in the six months ended June 30, 1997 to $231.3 million from $183.7 million in the six months ended June 30, 1996, and decreased as a percentage of total contract revenue to 65% from 66% over the same periods.

         Non-domestic contract revenue, consisting of European and Asian operations, grew by 32% in the six months ended June 30, 1997 to $123.1 million from $93.3 million in the six months ended June 30, 1996, and increased as a percent of total contract revenue to 35% from 34% over the same periods.

         Direct cost of services increased in the six months ended June 30, 1997 by 28% to $277.8 from $216.7 million in the six months ended June 30, 1996, due primarily to growth in the Company's business. Selling, general and administrative expenses ("SG&A") increased in the six months ended June 30, 1997 by 65% to $64.5 million from $39.1 million in the six months ended June 30, 1996, due to the addition of key executives, expansion of the sales force, goodwill amortization, and staff growth in administrative support areas such as communications, finance, human resources, legal, marketing and internal systems.

         As a result of the factors noted above, operating income decreased in the six months ended June 30, 1997 to $11.8 million from $21.2 million in the six months ended June 30, 1996, and operating margin declined to 3.3% from 7.6%. Net income margin in the six months ended June 30, 1997 decreased to 2.3% from 4.0% over the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities decreased to $5.6 million from $53.4 million for the six-month periods ended June 30, 1997 and 1996, respectively. The first half of 1996 reflected an unusual increase in current liabilities related to the inception of a large contract executed at the beginning of that period offset in part by an increase in current assets. During the first half of 1997, depreciation and amortization increased by $7.0 million due to increases in depreciable assets and goodwill amortization on recently acquired businesses. In addition, during the first half of 1997, net current assets and liabilities decreased by $21 million due primarily to payment of accrued income taxes and bonuses and a reduction in deferred revenue.

         Net cash used in investing activities was $39.7 million for the first half of 1997, compared to $9.3 million for the first half of 1996. Expenditures for computer and communication equipment during the first half of 1997 totaled approximately $23.7 million compared to approximately $8.9 million in the prior year period, reflecting staff increases and general business growth. Additionally, in the first half 1997, net cash used for business interests acquired was approximately $13.4 million and net cash used to acquire minority interests in several business ventures was $3.1 million.

         For the first half of 1997, net cash provided by financing activities was approximately $25.3 million, compared to approximately $1.3 million for the first half of 1996. This increase was due primarily to a $18.8 million borrowing on the Company's line of credit, $8.1 million in proceeds from the sale to Swiss Bank of options to purchase the Company's Class B Common Stock and approximately $0.9 million in proceeds from issuances of common stock, which was offset in part by the repurchase of $1.4 million in shares of the Company's Class A Common Stock, which was held as treasury stock at June 30, 1997. See
Note 3 to the Condensed Consolidated Financial Statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


         In August 1996, the Company's credit line was increased from $10.0 million to $40.0 million. At June 30, 1997, $18.8 million was outstanding on the line.

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

                           PEROT SYSTEMS CORPORATION

                                   FORM 10-Q
                      For the Quarter Ended June 30, 1997



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


ITEM 2.  CHANGES IN SECURITIES.

         The Company has issued 353,000 shares of its Class A Common Stock ("Class A Shares") under its restricted stock plan and options to purchase an additional 5,325,502 Class A Shares to its employees from January 1, 1997 to June 30, 1997. Class A Shares were sold at the fair value of such shares at the time of sale and the exercise price of each option was the fair value at the time of the grant of the option. The Company sold all 353,000 Class A Shares issued under its restricted stock plan to employees at a price equal to $3.75 per share. From January 1, 1997 to June 30, 1997, an additional 422,610 Class A Shares were sold to employees upon the exercise of employee stock options at prices ranging from $0.50 per share to $2.50 per share. The Company issued options to purchase 2,853,602 shares with an exercise price of $3.75 per share and options to purchase 2,471,500 shares at an exercise price of $6.75 per share. The Company relied on Rule 701 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), or Section 4(2) of the Securities Act with respect to all sales and offers of its securities to its employees and directors. The Company also issued 152,183 Class A Shares deemed to have a fair value of $4.90 per share to its 401(k) plan as a portion of the Company's 1996 matching contribution.

         From January 1, 1997 to June 30, 1997, the Company has issued 370,000 Class A Shares in connection with the acquisition of three businesses by the Company. The Company issued 120,000 shares deemed to have a fair value of $4.90 per share, 70,000 shares deemed to have a fair value of $8.45 per share and 180,000 shares deemed to have a fair value of $8.45 per share. The Company relied on Section 4(2) of the Securities Act with respect to such issuances.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders of the Company on April 18, 1997. The purpose of the meeting was to elect nine nominees to serve as directors of the Company and ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1997. The number of shares voted with respect to each nominee was as follows:

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1997


           Nominee                      For            Withheld
------------------------------    --------------   ----------------
Morton H. Meyerson                   27,807,099            146,800
James A. Cannavino                   27,814,799            139,100
James Champy                         27,802,399            151,500
Steve Blasnik                        27,784,433            169,466
Craig Fields                         27,770,729            183,170
Raymond L. Golden                    27,916,029             37,870
Carl Hahn                            27,926,699             27,200
Ross Perot, Jr.                      27,944,799              9,100
John L. Segall                       27,910,929             42,970

There were no broker non-votes. All of the nominees were elected to the Board of Directors. These directors constitute the entire Board of Directors of the Company. The selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ended December 31, 1997 was ratified by the shareholders. The vote was 27,780,862 for and 134,700 against with the holders of 34,337 shares abstaining.

In addition, the Company solicited consents of the holders of the Common Stock in lieu of a special meeting with respect to the amendment and restatement of the Company's Certificate of Incorporation. The holders of 29,709,639 shares of the Common Stock consented to the amendment and restatement. 39,245,748 shares of Common Stock were outstanding. The amendment eliminated provisions relating to the Company's Liquidation Preference Common Stock and Series A Preferred Stock from the Certificate of Incorporation. No shares of either class of capital stock were outstanding at the time of the shareholder action.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K

                      Exhibit No.               Document
                   ------------------   --------------------------
                          11            Computation of Earnings per Common Share
                          27            Financial Data Schedule


         (b)   Reports of Form 8-K

         No reports were filed on Form 8-K during the three months ended June 30, 1997.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1997



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEROT SYSTEMS CORPORATION
                                   (Registrant)



Date: August 14, 1997               By  /s/ TERRY ASHWILL
                                    ---------------------
                                    Terry Ashwill
                                    Vice President and Chief Financial Officer


                                    By  /s / JOHN J. VONESH
                                    -----------------------
                                    John J. Vonesh
                                    Controller and Principal Accounting Officer

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1997

                                 EXHIBIT INDEX





   Exhibit No.            Description
 --------------           ------------------------------------------------------
       11                 Computation of Earnings per Common Share.

       27                 Financial Data Schedule as of June 30, 1997.