Form 10-Q
period 1997-09-30
PEROT SYSTEMS CORP
filed 1997-11-14
CIK 894253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

As of November 7, the registrant had outstanding 38,241,105 shares of Class A Common Stock and 50,000 shares of Class B Common Stock.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1997


INDEX                                                                                   Page

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

             Condensed Consolidated Balance Sheets as of September 30, 1997 and
                  December 31, 1996                                                     1
             Condensed Consolidated Statements of Operations for the three months
                  and nine months ended September 30, 1997 and 1996                     2
             Condensed Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1997 and 1996                                     3

             Notes to Condensed Consolidated Financial Statements                       4-6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         7-9


PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.                                                             10

ITEM 2:  CHANGES IN SECURITIES.                                                         10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            10

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                               10

SIGNATURES                                                                              11

EXHIBIT INDEX                                                                           12

ITEM 1.  FINANCIAL STATEMENTS

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       September 30,  December 31,
                                                                           1997           1996
                                                                       ------------   ------------
ASSETS
    Current assets:
       Cash and cash equivalents                                       $     13,034   $     27,516
       Accounts receivable, net                                             127,959        113,804
       Prepaid expenses and other                                            14,631          9,450
       Deferred income taxes                                                 20,206         25,935
                                                                       ------------   ------------
           Total current assets                                             175,830        176,705

    Property and equipment, net                                              41,814         29,335
    Purchased software, net                                                   9,096          6,413
    Investments in and advances to unconsolidated affiliates                 11,362          6,582
    Other assets                                                             29,985         13,212
                                                                       ------------   ------------
           Total assets                                                $    268,087   $    232,247
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Current maturities on capital lease obligations and long-term
       debt                                                            $      1,819   $      2,377
       Accounts payable                                                      18,788         13,943
       Short-term debt                                                       25,000            138
       Income taxes payable                                                   4,374         13,039
       Accrued liabilities                                                   92,214         82,973
       Deferred revenue                                                      15,739         22,003
       Accrued compensation                                                  12,184         20,240
                                                                       ------------   ------------
           Total current liabilities                                        170,118        154,713

    Capital lease obligations and long-term debt, less current
    maturities                                                                1,625          2,796
    Other long-term liabilities                                               2,905          3,976
                                                                       ------------   ------------
           Total liabilities                                                174,648        161,485
                                                                       ------------   ------------

    Stockholders' equity:
       Common stock
                                                                                406            396
       Other stockholders' equity                                            93,033         70,366
                                                                       ------------   ------------
           Total stockholders' equity                                        93,439         70,762
                                                                       ------------   ------------
           Total liabilities and stockholders' equity                  $    268,087   $    232,247
                                                                       ============   ============


  The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       Three months ended September 30,  Nine months ended September 30,
                                                           1997             1996             1997             1996
                                                       -------------    -------------    -------------    -------------
Contract revenue                                       $     202,784    $     151,260    $     556,867    $     428,252

Costs and expenses
    Direct cost of services                                  158,491          116,384          437,688          333,100
    Selling, general and administrative expenses              34,798           26,343           97,911           65,607
                                                       -------------    -------------    -------------    -------------
Operating income                                               9,495            8,533           21,268           29,545

Interest income                                                  389              636            1,312            1,895
Interest expense                                                (453)            (392)            (953)            (604)
Equity in earnings (losses) of affiliates                        489              (78)             716             (234)
Other income/(expense), net                                     (334)              39            1,324               84
                                                       -------------    -------------    -------------    -------------
Income before taxes                                            9,586            8,738           23,667           30,686
Provision for income taxes                                     4,074            4,277           10,058           15,020
                                                       -------------    -------------    -------------    -------------

    Net income                                         $       5,512    $       4,461    $      13,609    $      15,666
                                                       =============    =============    =============    =============


Net income attributed to common shareholders           $       5,512    $       4,312    $      13,609    $      15,219

Primary and fully diluted earnings per common share:
    Earnings per common share                          $        0.11    $        0.08    $        0.26    $        0.31
    Weighted average common shares
        outstanding                                           53,426           53,333           55,380           50,185






  The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Nine months ended September 30,
                                                                                         1997           1996
                                                                                      -----------    -----------
Cash flows from operating activities:
   Net income                                                                         $    13,609    $    15,666

   Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation and amortization                                                         24,764         12,174
     Other noncash items                                                                    5,317         (6,042)
     Changes in current assets                                                            (13,659)       (31,829)
     Changes in current liabilities                                                       (14,343)        72,213
                                                                                      -----------    -----------
            Net cash provided by operating activities                                      15,688         62,182
                                                                                      -----------    -----------

Cash flows from investing activities:
   Purchase of property, equipment and software                                           (33,916)       (13,048)
   Proceeds from sale of property, equipment and software                                     538            384
   Investments in and advances to unconsolidated affiliates                                (3,592)        (4,184)
   Acquisition of businesses, net of cash acquired of $650 in 1997 and $149 in 1996       (13,334)        (2,106)
   Acquisition of intellectual property rights                                             (6,322)            --
                                                                                      -----------    -----------
             Net cash used in investing activities                                        (56,626)       (18,954)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Principal payments on debt and
     capital lease obligations                                                             (3,182)        (2,619)
   Short-term borrowings                                                                   25,000             --
   Proceeds from issuance of common stock                                                     897          3,956
   Proceeds from sale of stock options                                                      8,139             --
   Repayment of stockholder notes receivable                                                  262          1,132
   Proceeds from issuance of treasury stock                                                   414            154
   Repurchase of treasury stock                                                            (1,852)           (79)
   Redemption of preferred stock                                                               --         (8,500)
   Dividends paid on preferred stock                                                           --           (893)
                                                                                      -----------    -----------
             Net cash provided by (used in) financing activities                           29,678         (6,849)
                                                                                      -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                               (3,222)             1
                                                                                      -----------    -----------

Net (decrease) increase in cash and cash equivalents                                      (14,482)        36,380

Cash and cash equivalents at beginning of period                                           27,516         17,357
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $    13,034    $    53,737
                                                                                      ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant inter-company transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 as filed in the Company's Registration Statement on Form 10 filed with the SEC on April 30, 1997, as amended. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. Dollar amounts presented are in thousands, except as otherwise noted.

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

NOTE 3.  BUSINESS ACQUISITIONS AND ASSET PURCHASE

The Company completed a total of six acquisitions under the purchase method of accounting in the nine months ended September 30, 1997. Collectively, total consideration paid and goodwill recorded were:

                                                                 Nine months ended
                                                                 September 30, 1997
                                                                 ------------------
        Cash                                                         $    13,984
        Shares of Class A Common Stock                                     2,701
                                                                     -----------
        Total Consideration                                               16,685
        Less: Fair Market Value of
                Net Assets Acquired                                        3,755
                                                                     -----------
        Goodwill                                                     $    12,930
                                                                     ===========


The Company issued 370,000 shares of Class A Common Stock for the nine months ended September 30, 1997 in connection with these acquisitions.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Goodwill of $16,763 and $7,294 was included in other non-current assets as of September 30, 1997 and December 31, 1996, respectively.

On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place on January 1, 1996 and January 1, 1997, the impact on revenue, net income and earnings per share would not have been material.

In July 1997, the Company acquired certain assets of Nets, Inc., an Internet development company in bankruptcy, for $8,754 in cash. Included in the asset purchase were $2,432 of property and equipment and $6,322 of intellectual property rights. During the quarter ended September 30, 1997, the Company expensed $2,000 of the $6,322 in intellectual property rights as purchased research and development. This amount represented an estimate of the fair market value of development costs related to software for which technological feasibility had not been established and for which there was no alternative future use.

NOTE 4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company contributed $500 in additional capital to HCL Perot Systems N.V., a related party, during the third quarter of 1997 for a total investment of $1,254 at September 30, 1997.

The Company invested an additional $59 and $1,586 in an unconsolidated limited partnership during the three months and nine months ended September 30, 1997, respectively. Immaterial interests in other unconsolidated entities were purchased during the three months ended September 30, 1997 with one purchase of $1,000 made during the nine months ended September 30, 1997.


NOTE 5.  BORROWINGS

At September 30, 1997, there was a balance of $25,000 outstanding on the Company's $40,000 line of credit.

NOTE 6.  STOCKHOLDERS' EQUITY

                                                   September 30,   December 31,
                                                       1997            1996
                                                   ------------    ------------
Common stock                                       $        406    $        396
Additional paid-in-capital                               59,572          51,461
Retained earnings                                        41,439          27,830
Cumulative translation adjustment                          (617)          1,009
Notes receivable from stockholders                       (3,616)         (4,286)
Contract rights                                              --          (4,342)
Deferred compensation                                        --          (1,306)
Treasury stock                                           (3,745)             --
                                                   ------------    ------------

Total stockholders' equity                         $     93,439    $     70,762
                                                   ============    ============

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The primary factor causing an increase in paid-in-capital was the renegotiation of the terms of the strategic alliance with Swiss Bank in April 1997. The renegotiated terms of the alliance resulted in the issuance of 3,617,160 options to purchase Class B Common Stock for cash consideration of $8,139. The contract rights relating to the original Swiss Bank agreement were eliminated with an offsetting reduction in paid-in-capital for the unamortized balance of $4,146 at March 31, 1997. Additionally, paid-in-capital was increased by $2,697 in connection with the issuance of common shares for business acquisitions and by $1,436 for a net issuance of stock under benefit plans. The $3,745 increase in treasury stock was due in part to a repurchase of 1,400,000 shares from the Company's former President and Chief Executive Officer, upon resignation (see
Note 8), totaling $1,830 (offset against outstanding notes receivable) and 873,000 shares totaling $1,915 (net of issuances) from other employees. The total elimination of deferred compensation was also related to the repurchase of shares from the former President and Chief Executive Officer.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense was $392 and $235 for the three months ended September 30, 1997 and 1996 and $815 and $447 for the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes was $5,115 and $10,747 for the three month period and $15,644 and $18,318 for the nine month period ended September 30, 1997 and 1996, respectively.

NOTE 8.  RESIGNATION OF THE COMPANY'S  PRESIDENT AND CHIEF EXECUTIVE OFFICER

During the quarter ended September 30, 1997, $1,977 of severance related expenses (including $191 of deferred compensation) were incurred primarily in connection with the July 1997 resignation of the Company's President and Chief Executive Officer. The Company also made a non-cash repurchase of 1,400,000 shares of common stock through a reduction of $1,830 in outstanding notes receivable. Accordingly, the unamortized balance of deferred compensation was reclassified to additional paid-in-capital.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1997 and 1996

         Contract revenue increased in the third quarter of 1997 by 34% to $202.8 million from $151.3 million in the third quarter of 1996, due to $20.1 million in revenue from businesses acquired, $15.9 million in revenue growth from Swiss Bank, and a $15.5 million increase in revenue from other business.

         Domestic contract revenue grew by 19% in the third quarter of 1997 to $126.5 million from $105.9 million in the third quarter of 1996, but declined as a percentage of total contract revenue to 62% from 70% over the same periods.

         Non-domestic contract revenue, consisting of European and Asian operations, grew by 68% in the third quarter of 1997 to $76.3 million from $45.4 million in the third quarter of 1996, and increased as a percentage of total contract revenue to 38% from 30% over the same periods.

         Direct cost of services increased in the third quarter of 1997 by 36% to $158.5 from $116.4 million in the third quarter of 1996, due to general business growth. Selling, general and administrative expenses ("SG&A") increased in the third quarter of 1997 by 32% to $34.8 million from $26.3 million in the third quarter of 1996, due primarily to expansion of the sales force, staff growth in management and administrative support areas, a one-time charge of $2.0 million for severance costs associated with the July 1997 resignation of the President and Chief Executive Officer, $2.0 million of purchased research and development expense (see Note 3 to the condensed consolidated financial statements), and $1.7 million of goodwill amortization associated with businesses acquired.

         As a result of the factors noted above, operating income increased in the third quarter of 1997 to $9.5 million from $8.5 million in the third quarter of 1996, and operating margin declined to 4.7% from 5.6%. Net income margin in the third quarter of 1997 decreased to 2.7% from 2.9% over the same period in 1996.

Comparison of the nine months ended September 30, 1997 and 1996

         Contract revenue increased in the nine months ended September 30, 1997 by 30% to $556.9 million from $428.3 million in the nine months ended September 30, 1996, due primarily to $48.6 million in revenue from businesses acquired, $42.7 million in revenue growth from Swiss Bank, and a $37.3 million increase in revenue from other business.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


         Domestic contract revenue grew by 24% in the nine months ended September 30, 1997 to $357.8 million from $289.6 million in the nine months ended September 30, 1996, but declined as a percentage of total contract revenue to 64% from 68% over the same periods.

         Non-domestic contract revenue, consisting of European and Asian operations, grew by 44% in the nine months ended September 30, 1997 to $199.1 million from $138.7 million in the nine months ended September 30, 1996, and increased as a percentage of total contract revenue to 36% from 32% over the same periods.

         Direct cost of services increased in the nine months ended September 30, 1997 by 31% to $437.7 million from $333.1 million in the nine months ended September 30, 1996, due primarily to general business growth. SG&A increased in the nine months ended September 30, 1997 by 49% to $97.9 million from $65.6 million in the nine months ended September 30, 1996, due to expansion of the sales force and staff growth in management and administrative support areas.

         As a result of SG&A growth, operating income decreased in the nine months ended September 30, 1997 to $21.3 million from $29.5 million in the nine months ended September 30, 1996, and operating margin declined to 3.8% from 6.9%. Net income margin in the nine months ended September 30, 1997 decreased to 2.4% from 3.7% over the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operating activities decreased to $15.7 million from $62.2 million for the nine month periods ended September 30, 1997 and 1996, respectively. The first nine months of 1996 reflected an unusual increase in current liabilities, related in part to the Swiss Bank contract and other business growth. During the first nine months of 1997, depreciation and amortization increased by $12.6 million due to increased purchases of property and equipment and the increase in goodwill amortization from acquired businesses.

         Net cash used in investing activities was $56.6 million for the first nine months of 1997, compared to $19.0 million for the first nine months of 1996. Expenditures for property and equipment during the first nine months of 1997 totaled $33.9 million compared to $13.0 million in the prior year period, reflecting staff increases and general business growth. Cash paid for new businesses acquired was $13.3 million during the first nine months of 1997 compared with $2.1 million in the prior year period. The Company also paid $6.3 million to Nets, Inc. during the first nine months of 1997 for intellectual property rights and other intangible assets (see Note 3 to the condensed consolidated financial statements).

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


         For the first nine months of 1997, net cash provided by financing activities was approximately $29.7 million, compared to net cash used in financing activities of $6.8 million for the first nine months of 1996. This change was due in part to a $25.0 million increase in the amount outstanding on the Company's $40.0 million line of credit. In addition, there was an $8.1 million sale of stock options to Swiss Bank in 1997, and an $8.5 million redemption of preferred stock in 1996.

         The Company maintained its existing credit line of $40.0 million throughout 1997 and as of September 30, 1997, $25.0 million were outstanding.

         The Company anticipates that cash flows from operating activities and unused borrowing capacity under its existing line of credit will provide sufficient funds to meet its needs for the remainder of 1997. Significant growth in the Company's business in 1998 could result in the need for private or public offerings of debt or equity instruments of the Company to provide the funds necessary to support its growth.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1997



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


ITEM 2.  CHANGES IN SECURITIES.

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K

                    Exhibit No.      Document
                    -----------      --------------------------
                      10.33          Form of Stock Option Agreement for the Perot
                                     Systems Corporation 1991 Stock Option Plan

                      11             Computation of Earnings per Common Share

                      27             Financial Data Schedule


         (b)   Reports of Form 8-K

                  No reports were filed on Form 8-K during the three months ended September 30, 1997.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1997



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEROT SYSTEMS CORPORATION
                                       (Registrant)


Date: November 14, 1997                By  /s/ TERRY ASHWILL
                                          --------------------------------
                                          Terry Ashwill
                                          Vice President,  Chief Financial and
                                          Principal Accounting Officer

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1997

                                 EXHIBIT INDEX



    Exhibit No.          Description
    -----------          ---------------------------------------------------
         10.33           Form of Stock Option Agreement for the Perot
                         Systems Corporation 1991 Stock Option Plan

         11              Computation of Earnings per Common Share.

         27              Financial Data Schedule as of September 30, 1997.