Form 10-K
period 1997-12-31
PEROT SYSTEMS CORP
filed 1998-03-31
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____
                              --------------------
                         Commission File Number 0-22495

                            PEROT SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

       DELAWARE                                        75-2230700
(State of incorporation)                    (I.R.S. Employer Identification No.)

     12377 MERIT DRIVE, SUITE 1100                       75251
            DALLAS, TEXAS
(Address of Principal Executive Offices)               (Zip Code)

                                 (972) 383-5600
                         (Registrant's Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

                              Class A Common Stock
                            Par Value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There is no public market for the registrant's common equity.

The number of shares outstanding of the registrant's common stock as of March 16, 1998 was 38,074,639.

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 8, 1998 are incorporated by reference into Part III.

                                    FORM 10-K

                      For The Year Ended December 31, 1997

                                      INDEX

                                               Part I
Item 1.       Business ......................................................................   1
Item 2.       Properties ....................................................................   5
Item 3.       Legal Proceedings .............................................................   5
Item 4.       Submission of Matters to a Vote of Security Holders ...........................   6

                                              Part II

Item 5.       Market for Registrant's Common Stock and Related Stockholder
                 Matters ....................................................................   6
Item 6.       Selected Financial Data .......................................................   7
Item 7.       Management's Discussion and Analysis of Results of Operations
                and Financial Condition .....................................................   8
Item 8.       Financial Statements and Supplementary Data ...................................  12
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ..................................................  13

                                              Part III

Item 10.     Directors and Executive Officers of the Registrant .............................  13
Item 11.     Executive Compensation .........................................................  13
Item 12.     Security Ownership of Certain Beneficial Owners and Management .................  13
Item 13.     Certain Relationships and Related Transactions .................................  13

                                              Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ................  14

Signatures ..................................................................................  16

ITEM 1.  BUSINESS

         Perot Systems Corporation (the "Company") was founded as a Texas corporation on June 1, 1988 by Ross Perot and eight business associates. The Company reincorporated in Delaware in December 1995. With offices located throughout North America, Europe and Asia, the Company is a worldwide provider of business and information technology ("IT") services and solutions. The Company provides business and IT solutions for clients in the financial services, healthcare, energy, telecommunications, transportation, manufacturing, retail, travel and leisure, and other industries.

SERVICES

         The Company pursues opportunities to provide its services under long-term contracts and on shorter-term systems integration, development and consulting projects. The benefits of this approach include more efficient use of staff between large engagements, the assimilation of new industry expertise and diversification of the Company's client base. The Company's service offerings include the following:

         Systems Integration - The Company designs and implements IT systems for clients, including constructing network architectures, integrating system components and implementing the migration of application systems to new platforms.

         Systems Operation - The Company manages, operates and maintains client data processing systems, including networks, desktop computing environments, data centers, print centers and support functions.

         Technical Consulting - The Company assists clients with strategic decisions regarding platforms, networks and delivery media, the development of overall architectures for IT systems, the selection of vendors and planning transitions from one platform, technology or application to another.

         Business Consulting - The Company assists clients with business strategies, including evaluations and design of organizational structures, management of major change events, operational processes and reengineering of clients' operational processes.

         Software Development - The Company develops application software solutions for its clients.

MARKETS

         The Company conducts its business and provides its services in North America, Europe and Asia through a combination of industry groups, geographically based project offices, consulting groups and groups providing specialized services.

         Industry groups focus on delivering services, which are customized to the particular client and are designed by business and technical experts with extensive knowledge of the group's industry. The industry groups package and deliver services using skills and technologies within the industry group may also utilize resources from other specialized groups in the Company, in order to bring expanded technical and industry skills to the client engagement. The Company's industry groups include the following:

         Global Financial Services: The Global Financial Services group serves wholesale, commercial and retail banks, investment banks, brokerage firms and other financial institutions. The Global Financial Services group helps clients understand and capitalize on emerging market opportunities, including the support of global infrastructure systems, electronic commerce over the internet, customer relationship management and state-of-the-art trading and settlement systems.

         Healthcare: The Healthcare group serves managed care networks, hospital groups, healthcare product distributors and other healthcare companies. The Healthcare group's services emphasize the creation of integrated health networks with the tools to manage and evaluate care, cost and quality outcomes. The Healthcare group assists its clients with information access and connectivity to provide tools for transaction management, care management, decision support and internet-based demand management systems.

         Energy: The Energy group serves municipal and private utilities, related service providers, and other energy companies and emerging competitive market entities. The Energy group helps clients transform their businesses to commercially driven, open-competition models. In addition, the Energy group is actively involved in the creation and management of power exchange and independent service operations projects.

         Communications and Media: The Communications and Media group serves providers of voice, data, image, video, entertainment, media and information services through wireless and wireline networks. The Communications and Media group assists its clients with business strategy, billing, online and customer care programs, quality assurance and testing, and customer revenue enhancement programs.

         Manufacturing: The Manufacturing group serves a variety of manufacturing clients, including companies in the automobile manufacturing, automobile parts manufacturing, steel and plastics businesses. The group provides industry-specific solutions, including supply chain management, planning and scheduling, order management and assistance with warehousing, distribution, production and finance applications.

         Travel & Transportation: The Travel and Transportation group serves rental car companies, airlines, travel agencies and other companies in the travel and transportation industry. This group provides its clients with expertise in business planning, reservations systems, inventory and asset management, customer service, billing, communications and quality assurance.

         The Company has project offices in Dallas, Texas, Detroit, Michigan, Reston, Virginia, Denver, Colorado, Atlanta, Georgia, Tampa, Florida, London, England, Houten, Netherlands and Munich, Germany. The project offices provide services to a wide range of clients and also provide support to the industry groups. The project offices typically pursue shorter-term systems integration, software development and technical consulting projects. The Company's object-oriented group also markets and delivers its services directly to clients.

         The Company's business consulting groups market and deliver their services directly to clients and as part of integrated service offerings by the Company. In addition, the Company has business consulting groups that provide leading edge services which assist clients in transforming their business, markets and processes.

         In addition, the Company has e-commerce and object oriented groups that market and deliver their services directly to clients and support the design and delivery of services by other groups.

RELIANCE ON MAJOR CLIENTS

         In January 1996, the Company formed a strategic alliance with Swiss Bank Corporation ("Swiss Bank"). This alliance involves (i) a long-term contract for the Company to deliver IT services to Swiss Bank's SBC Warburg Division ("SBC Warburg"), (ii) separate agreements to provide services to other Swiss Bank operating units and to permit the Company to use certain Swiss Bank assets and (iii) the grant to Swiss Bank of options to acquire stock of the Company.

         In April 1997, the Company concluded the renegotiation of the terms of its strategic alliance with Swiss Bank. The terms of the new alliance were effective from January 1, 1997 through December 31, 2006. The renegotiation included (i) the restructuring of the IT services contract for SBC Warburg, (ii) the termination of all options to acquire stock of the Company that were granted in connection with the original transactions and (iii) the sale to Swiss Bank of stock of the Company and options to purchase stock of the Company. The agreements that contain the terms of the Swiss Bank alliance, as renegotiated, are collectively called the "Swiss Bank Agreements". Pursuant to the terms of the Swiss Bank Agreements, the Company also holds a 40% stake in Swiss Bank's IT subsidiary, Systor AG ("Systor"). A portion of the Company's interest in Systor will be returned to Swiss Bank if the SBC Warburg EPI Agreement is terminated. The portion that would be returned to Swiss Bank upon such a termination declines ratably over a 10-year period, which began on January 1, 1997.

         During the year ended December 31, 1997, approximately 27% of the Company's revenues were earned in connection with services performed on behalf of Swiss Bank and its affiliates. If certain competitors of Swiss Bank acquire more than 25% of the shares of Class A Common Stock of the Company ("Class A Common Stock," and such shares, "Class A Shares") or another party (other than an affiliate of Ross Perot) acquires more than 50% of the Class A Shares and, if in either case, that acquisition is reasonably likely to have a significant adverse impact on the performance of or the charges for the services rendered by the Company, Swiss Bank has the right to terminate the Swiss Bank Agreements. The loss of Swiss Bank as a client would have a material adverse effect on the Company's business, financial condition and results of operations.

         During the year ended December 31, 1997, approximately 10% of the Company's revenues were earned in connection with services performed on behalf of East Midlands Electricity (EME). The loss of this client could have a material adverse effect on the Company's business, financial condition and results of operations. No other client accounted for more than 10% of the Company's revenue.

COMPETITION

         The Company's markets are intensely competitive and are characterized by continuous changes in customer requirements and the technology available to satisfy those requirements. The Company has a small share of the highly-fragmented IT services market.

         With respect to large contracts, the Company's principal competitors include International Business Machines Corporation, Andersen Consulting
LLP, Computer Sciences Corporation and Electronic Data Systems Corporation. Each of these companies, as well as some other competitors, has greater financial resources and a larger customer base than the Company and may have larger technical, sales and marketing resources than the Company. The Company expects to see additional competition as it addresses new markets and as the computing and communications markets converge. The Company competes on the basis of a number of factors both within and outside of its control, including price, technological innovation, ability to invest in or acquire assets of potential customers and strategic relationships with customers and suppliers. There can be no assurance that the Company will be able to compete successfully against its current or future competitors with respect to these or other factors in the future. In addition, there can be no assurance that competition will not have a material adverse effect on the Company's results of operations.

INFORMATION REGARDING GEOGRAPHIC REGIONS

         For information regarding geographic regions in which the Company operates, see Note 12 to the Consolidated Financial Statements, "Certain Geographic Data and Segment Information."

TRADEMARKS, PATENTS AND COPYRIGHTS

         The Company owns or has obtained licenses for a number of copyrights and trademarks relating to its products and services. The Company does not believe that any particular copyright, trademark or group of copyrights and trademarks is of material importance to the Company's business taken as a whole.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 5,500 persons located in the United States and several other countries. None of the Company's United States employees are currently employed under an agreement with a collective bargaining unit. The Company's employees in France and Germany are generally members of work councils and have worker representatives. These representatives must be consulted on any major change in operations that affects such employees. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

         As of December 31, 1997, the Company had approximately 40 locations in the United States and five countries outside the United States. The Company owns no real estate. The Company leases approximately 1.1 million square feet of office and warehouse facilities. Current leases have expiration dates that range from 1998 to 2012. Upon expiration of its leases, the Company does not anticipate any significant difficulty in obtaining renewals or alternative space. In addition to the leased property referred to above, the Company occupies office space at customer locations throughout the world. Such space is generally occupied pursuant to the terms of the respective customer contract.

         The Company's management believes that its facilities are suitable and adequate for its business. However, the Company has plans for expansion and is currently negotiating for expanded facilities for several of its locations. The Company does not anticipate any difficulty in obtaining sufficient space to accommodate the planned expansion.


OPERATING LEASES AND MAINTENANCE AGREEMENTS

         The Company has commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 1997 are disclosed in Note 13 to the financial statements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the registrant's securities. As of March 16, 1998, there were 1,196 holders of record of the Class A common stock and one (1) holder of the Class B common stock.

         The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION

         The following selected consolidated historical financial data as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is unaudited but has been derived from the Company's Consolidated Financial Statements, which have been audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), independent auditors. The Company has retained Coopers & Lybrand as its auditors for each of the five years listed in the table below. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included herein.


                                                       As of and for the years ended December 31,
                                                1997        1996        1995        1994       1993
                                              -------     -------     -------     -------     -------
                                                        (in millions, except per share data)
OPERATING RESULTS:
Contract revenue                              $ 781.6     $ 599.4     $ 342.3     $ 292.2     $ 291.7
Direct cost of services                         636.3       461.2       268.6       246.1       251.1
Operating income (loss)                          17.6        41.3        20.9        10.9       (19.7)
Income (loss) before taxes                       19.5        40.2        20.3        10.1       (22.4)
Net income (loss)                                11.2        20.5        10.8         6.3       (14.5)
Basic earnings (loss) per share (3)           $  0.29     $  0.54     $  0.33     $  0.19     $ (0.51)
Diluted earnings (loss) per share (3)         $  0.24     $  0.48     $  0.31     $  0.18     $ (0.51)

NON-RECURRING ITEMS - OPERATING:
Contract loss provisions (1)                  $  10.2        --          --          --       $  19.3
Write-off of purchased R&D                        2.0     $   3.9        --          --          --
Write-off of intellectual property rights         3.6        --          --          --          --
                                              -------     -------     -------     -------     -------
Total non-recurring items - operating         $  15.8     $   3.9        --          --       $  19.3
                                              =======     =======     =======     =======     =======

NON-RECURRING ITEMS - NON-OPERATING:
Write-down of non-marketable
  equity securities                           $   3.9        --          --          --          --
                                              -------     -------     -------     -------     -------
Total non-recurring items - non-operating     $   3.9        --          --          --          --
                                              =======     =======     =======     =======     =======

TOTAL NON-RECURRING ITEMS - ALL               $  19.7     $   3.9        --          --       $  19.3
                                              =======     =======     =======     =======     =======

BALANCE SHEET DATA:
Cash and cash equivalents                     $  35.3     $  27.5     $  17.4     $   9.2     $  26.9
Total assets                                    267.1       232.2       130.5        91.2       122.1
Long-term debt (2)                                2.9         5.2         6.1        10.0        18.7


(1) During 1997, the Company recorded a charge to earnings to recognize losses on certain long-term contracts primarily due to probable contract termination costs. During 1993, the Company recorded a charge to earnings reversing amounts previously recognized as recoverable costs under the percentage-of-completion method of accounting in recognition of delays and cost overruns related to the development of a software application for a client.
(2) Represents capital lease obligations.

(3) Years 1993 to 1996 are restated for the effect of Statement of Financial Accounting Standards No. 128, "Earnings per share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following commentary should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included herein.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

         Contract revenue increased in 1997 by 30% to $781.6 million from $599.4 million in 1996, due to $43.6 million in revenue growth from the Company's Swiss Bank contract, $60.2 million in revenue from businesses acquired in the second half of 1996 and the first half of 1997, and a $78.4 million increase in revenue from other new and existing business.

         Domestic contract revenue grew by 42% in 1997 to $519.1 million from $365.2 million in 1996, and increased as a percentage of total contract revenue to 66% from 61% over the same periods.

         Non-domestic contract revenue, consisting of European and Asian operations, grew by 12% in 1997 to $262.5 million from $234.2 million in 1996, and decreased as a percentage of total contract revenue to 34%, from 39% over the same periods.

         Direct cost of services increased in 1997 by 38% to $636.3 million from $461.2 million in 1996, due in part to general business growth. Growth in direct costs of services exceeded revenue growth due to the combination of start-up costs from sales to new clients and the integration of acquired businesses. In addition, the Company incurred several non-recurring charges in 1997, including special contract loss provisions of $10.2 million, related to known termination and contract completion losses on certain long-term contracts, a $3.6 million write-off of intellectual property rights acquired, and a $3.1 million charge related to the abandonment and sub-lease of unused office space.

         Selling, general and administrative expenses ("SG&A") increased in 1997 by 35% to $125.7 million from $93.0 million in 1996, due primarily to expansion of the sales force, staff growth in management and administrative support areas, severance for key executives and increased goodwill amortization associated with businesses acquired. SG&A increased as a percentage of total revenue in 1997 to 16.1% from 15.5 % in 1996.

          Equity in earnings of unconsolidated affiliates, net, increased in 1997 to $4.1 million from a loss of $0.3 million in 1996 due primarily to significantly improved results from the Company's investment in Systor AG, a subsidiary of Swiss Bank. Other income, net, increased in 1997 to $1.0 million from a net expense of $1.6 million in 1996. The positive impact of the above items was substantially offset by a $3.9 million write down of non-marketable equity securities to net realizable value during 1997.

          The decrease in the effective tax rate to 42.5% in 1997 from 48.9% in 1996 was due to both a decrease in nondeductible amortization related to acquisitions and increased earnings in foreign jurisdictions in which the Company intends to permanently invest subsidiary profits.

         As a result of the factors noted above, operating income decreased in 1997 to $17.6 million from $41.3 million in 1996, and operating margin declined to 2.3% from 6.9%. Net income margin in 1997 decreased to 1.4% from 3.4% over the same period in 1996.

          Prior to the non-recurring charges, which included special contract loss provisions, the write-off of purchased research and development, the write-off of acquired intellectual property rights, and the write-down of non-marketable equity securities, income before taxes decreased to $39.2 million in 1997 from $44.1 million in 1996. Net income, excluding the after tax effect of these charges, increased to $22.6 million in 1997 from $22.5 million in 1996.

Comparison of the year ended December 31, 1996 to the year ended December 31,
1995

         Contract revenue increased in 1996 by 75% to $599.4 million from $342.3 million in 1995, due to $168.9 million in revenue from the Company's Swiss Bank contract, $10.7 million in revenue from businesses acquired in the second half of 1996, and a $77.5 million increase in revenue from other new and existing business.

         Domestic contract revenue grew by 53% in 1996 to $365.2 million from $238.8 million in 1995, but declined as a percentage of total contract revenue to 61% from 70% over the same periods. Swiss Bank accounted for $88.9 million of the domestic revenue in 1996.

         Non-domestic contract revenue, consisting of European and Asian operations, grew by 126% in 1996 to $234.2 million from $103.5 million in 1995, and increased as a percentage of total contract revenue to 39% from 30% over the same periods. The key factor was the Swiss Bank contract revenue of which $72.7 million was earned in Europe and $7.3 million in Asia.

         Direct cost of services increased in 1996 by 72% to $461.2 million from $268.6 million in 1995, due primarily to general business growth.

         SG&A increased in 1996 by 76% to $93.0 million from $52.9 million in 1995, due primarily to the addition of key executives, expansion of the sales force, staff growth in management and administrative support areas. SG&A remained constant as a percentage of total revenue at 15.5% during 1995 and 1996.

         The effective tax rate increased in 1996 to 48.9% from 46.6% in 1995, due primarily to an increase in non-deductible expense items.


         Operating income increased in 1996 to $41.3 million from $20.9 million in 1995, reflecting business growth and other factors discussed above. Operating margin increased in 1996 to 6.9% from 6.1% in 1995, due to a decline in direct costs of services as a percentage of contract revenue in 1996 to 76.9% from 78.5% in 1995. Net income margin increased in 1996 to 3.4% from 3.2% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity over the past three years has been cash flow from operating activities. For the year ended December 31, 1997, operating cash flow was $71.0 million compared to $53.9 million and $24.0 million for the years ended December 31, 1996 and 1995, respectively. Although net income decreased by $9.3 million during 1997, operating cash flow increased $17.0 million over the prior year. An increase in non-cash expenses of $25.7 million, primarily depreciation and amortization, and an increase in operating net assets of $0.6 million, primarily increased collection of receivables, were the key factors driving the change. The increase in operating cash flow of $29.9 million from 1995 to 1996 was driven by an increase in net income of $9.7 million, an increase in operating net assets of $15.6 million and a $4.6 million increase in non-cash expenses.

         Net cash used in investing activities was $67.1 million in 1997, compared to $41.9 million in 1996 and $12.4 million in 1995. Cash expenditures for property and equipment in 1997 (net of proceeds on disposals) were $44.9 million compared to $26.8 million in 1996 reflecting staff increases and general business growth. In 1995, total net cash used in investing activities of $12.4 million was due to net capital expenditures relating to staff and general business growth. Cash paid for new businesses acquired was $13.7 million in 1997 compared to $9.5 million in 1996 and cash paid for purchases of minority interests in other entities was $2.9 million in 1997 compared to $5.5 million in 1996. The Company also purchased intellectual property rights for $6.6 million during 1997, of which $1.0 million was sold during the period. At December 31, 1997, the Company was committed to investing a maximum of $8.1 million to fund additional future capital requirements associated with minority interests in certain investments. In January 1998, the Company sold its entire minority interest in one investment for $5.1 million and thus eliminated a future capital commitment of $7.1 million out of the total of $8.1 million at December 31, 1997.

         Net cash provided by financing activities of $4.4 million in 1997 was generated primarily by the sale of stock options to Swiss Bank for $8.1 million offset in part by payments on capital leases of $3.7 million and net cash purchases of treasury stock totaling $0.7 million. In 1996, total net cash used in financing activities was $4.5 million primarily due to an $8.5 million redemption of preferred stock, payments on capital leases of $2.2 million and preferred stock dividend payments of $0.9 million, offset partially by proceeds from the sale of common stock of $4.7 million and repayments of stockholder notes receivable of $2.2 million.

         Because of growth in its international operations, the Company, in certain instances, utilizes foreign currency exchange contracts to manage its exposure and to mitigate the effects of currency fluctuations.

         The Company maintained its existing line of credit of $40.0 million throughout 1997. Although the Company incurred borrowings up to $34.3 million during 1997, no borrowings were outstanding at December 31, 1997.

         The Company anticipates that cash flows from operating activities will provide sufficient funds to meet its needs during 1998. The Company's existing line of credit expires July 31, 1998. Although there is no assurance that the Company can extend its existing line of credit or negotiate a new line of credit, the Company anticipates that it will not have significant difficulty extending its existing line of credit or negotiating a new line of credit if the Company chooses to do so. As new contracts are commenced or existing contracts expanded, there will be increasing requirements for cash resources to fund current operations. Significant growth in the Company's business in 1998 and beyond could result in the need for private or public offerings of debt or equity instruments of the Company to provide the funds necessary to support its growth.

         The Company experienced substantial growth in 1996 and 1997. A significant portion of that growth resulted from the formation of the Company's strategic alliance with Swiss Bank in January 1996, which was revised in April 1997. During the years ended December 31, 1997 and 1996, approximately 27% and 28%, respectively, of the Company's revenues were earned in connection with services performed on behalf of Swiss Bank and its affiliates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

Financial Statements                                                                    Page
     Independent Auditors' Report                                                       F-2
     Consolidated Balance Sheets as of December 31, 1997 and 1996                       F-3
     Consolidated Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995                                               F-4
     Consolidated Statements of Changes in Stockholders' Equity for
         the years ended December 31, 1997, 1996 and 1995                               F-5
     Consolidated Statements of Cash Flows for the years ended December 31,
          1997, 1996 and 1995                                                           F-6
     Notes to Condensed Consolidated Financial Statements                               F-7 to F-37

Schedule VIII - Valuation and Qualifying Accounts

         The Financial Statement Schedule is submitted as Exhibit 99(a) to this Annual Report on Form 10-K.

         Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

                   Index to Consolidated Financial Statements

                                                                                        Page

     Index                                                                              F-1
     Independent Auditors' Report                                                       F-2
     Consolidated Balance Sheets as of December 31, 1997 and 1996                       F-3
     Consolidated Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995                                               F-4
     Consolidated Statements of Changes in Stockholders' Equity for
         the years ended December 31, 1997, 1996 and 1995                               F-5
     Consolidated Statements of Cash Flows for the years ended December 31,
         1997, 1996 and 1995                                                            F-6
     Notes to Condensed Consolidated Financial Statements                               F-7 to F-37


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Perot Systems Corporation:


     We have audited the accompanying consolidated balance sheets of Perot Systems Corporation and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perot Systems Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 25, 1998

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                             (dollars in thousands)

                                                                                   1997         1996
                                                                                 --------     --------
ASSETS
   Current assets:
     Cash and cash equivalents                                                   $ 35,298     $ 27,516
     Accounts receivable, net                                                     105,230      113,804
     Prepaid expenses and other                                                    12,578        9,450
     Deferred income taxes                                                         24,962       25,935
                                                                                 --------     --------
       Total current assets                                                       178,068      176,705

   Property, equipment and purchased software, net                                 50,703       35,748
   Goodwill                                                                        16,596        7,293
   Deferred income taxes                                                           10,269        4,531
   Other assets                                                                    11,467        7,970
                                                                                 --------     --------
       Total assets                                                              $267,103     $232,247
                                                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Current maturities on capital lease obligations and long-term debt          $  1,367     $  2,377
     Accounts payable                                                              35,760       43,711
     Income taxes payable                                                          10,287       13,039
     Accrued liabilities                                                           76,040       53,343
     Deferred revenue                                                              23,258       22,003
     Accrued compensation                                                          23,449       20,240
                                                                                 --------     --------
       Total current liabilities                                                  170,161      154,713

   Capital lease obligations and long-term debt, less current maturities            1,532        2,796
   Other long-term liabilities                                                      2,094        3,976
                                                                                 --------     --------
       Total liabilities                                                          173,787      161,485
                                                                                 --------     --------
   Commitments and contingencies

   Stockholders' equity:
     Class A Common Stock; par value $.01; authorized 100,000,000 shares;
       outstanding 38,227,707 and 39,630,487 shares, 1997 and 1996,
       respectively                                                                   406          396
     Class B Convertible Common Stock; par value $.01; authorized 24,000,000
       shares; 50,000 and 0 shares outstanding, 1997 and 1996, respectively          --           --
     Additional paid-in-capital                                                    61,546       51,461
     Other stockholders' equity                                                    31,364       18,905
                                                                                 --------     --------
       Total stockholders' equity                                                  93,316       70,762
                                                                                 --------     --------
       Total liabilities and stockholders' equity                                $267,103     $232,247
                                                                                 ========     ========

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 1997, 1996, and 1995
            (shares and dollars in thousands, except per share data)


                                                                    1997           1996           1995
                                                                  ---------      ---------      ---------
Contract revenue                                                  $ 781,621      $ 599,438      $ 342,306

Costs and expenses:
     Direct cost of services                                        636,296        461,192        268,553
     Selling, general and administrative expenses                   125,732         92,997         52,891
     Purchased research and development                               2,000          3,948           --
                                                                  ---------      ---------      ---------
Operating income                                                     17,593         41,301         20,862

Interest income                                                       1,916          1,540          1,988
Interest expense                                                     (1,282)          (770)          (650)
Equity in earnings/(losses) of unconsolidated affiliates, net         4,136           (312)          --
Write-down of nonmarketable equity securities                        (3,900)          --             --
Other income/(expense)                                                1,045         (1,608)        (1,950)
                                                                  ---------      ---------      ---------
Income before taxes                                                  19,508         40,151         20,250
Provision for income taxes                                            8,291         19,652          9,437
                                                                  ---------      ---------      ---------

Net income                                                        $  11,217      $  20,499      $  10,813
                                                                  =========      =========      =========


Net income attributed to common shareholders                      $  11,217      $  20,052      $  10,218

Basic and diluted earnings per common share:
     Basic earnings per common share                              $    0.29      $    0.54      $    0.33
     Weighted average common shares outstanding                      39,168         37,055         31,151

     Diluted earnings per common share                            $    0.24      $    0.48      $    0.31
     Weighted average diluted common shares outstanding              47,596         42,171         33,366





   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                for the years ended December 31, 1997, 1996, 1995
                             (dollars in thousands)




                                                                                 Convertible
                                                                            Liquidation Preference
                                                   Preferred Stock               Common Stock             Class A Common Stock
                                                 -----------------------    ----------------------    ---------------------------
                                                   Shares        Amount       Shares       Amount        Shares         Amount
                                                 ---------   -----------    ----------    --------    ----------      -----------
Balance, December 31, 1994                       4,000,000   $     9,888    16,000,000    $    160    14,409,616      $       150

Issuance of shares under incentive plans              --            --            --          --       3,312,808               30
Exercise of stock options                             --            --            --          --          18,540             --
Shares repurchased                                    --            --            --          --            --               --
Deferred compensation, net of amortization            --            --            --          --            --               --
Dividends paid and accrued                            --            (942)         --          --            --               --
Note repayments                                       --            --            --          --            --               --
Net income                                            --            --            --          --            --               --
Translation adjustment                                --            --            --          --            --
                                                 ---------   -----------    ----------    --------    ----------      -----------

Balance, December 31, 1995                       4,000,000   $     8,946    16,000,000    $    160    17,740,964      $       180

Issuance of shares for businesses acquired            --            --            --          --       1,460,372               15
Issuance of shares under incentive plans              --            --            --          --       2,604,294               27
Exercise of stock options                             --            --            --          --       1,818,218               14
Shares repurchased                              (4,000,000)       (8,500)         --          --            --               --
Shares converted to Class A Common                    --            --     (16,000,000)       (160)   16,000,000              160
Amortization of deferred compensation                 --            --            --          --            --               --
Options issued for contract rights                    --            --            --          --            --               --
Amortization of contract rights                       --            --            --          --            --               --
Dividends paid and accrued                            --            (446)         --          --            --               --
Note repayments                                       --            --            --          --            --               --
Equity investment                                     --            --            --          --            --               --
Tax benefit of employee options exercised             --            --            --          --            --               --
Net income                                            --            --            --          --            --               --
Translation adjustment                                --            --            --          --            --               --
                                                 ---------   -----------    ----------    --------    ----------      -----------

Balance, December 31, 1996                            --            --            --          --      39,623,848      $       396

Issuance of shares for businesses acquired            --            --            --          --         370,000                4
Issuance of options for business acquired             --            --            --          --            --               --
Issuance of shares under incentive plans              --            --            --          --         615,369                6
Exercise of stock options                             --            --            --          --         654,520             --
Shares repurchased                                    --            --            --          --      (3,036,030)            --
Sale of stock and options to Swiss Bank               --            --            --          --            --               --
Amortization of deferred compensation                 --            --            --          --            --               --
Reversal of deferred compensation                     --            --            --          --            --               --
Amortization of contract rights                       --            --            --          --            --               --
Elimination of contract rights                        --            --            --          --            --               --
Note repayments and other                             --            --            --          --            --               --
Tax benefit of employee options exercised             --            --            --          --            --               --
Net income                                            --            --            --          --            --               --
Translation adjustment                                --            --            --          --            --               --
                                                 ---------   -----------    ----------    --------    ----------      -----------

Balance, December 31, 1997                            --            --            --          --      38,227,707      $       406
                                                 =========   ===========    ==========    ========    ==========      ===========


                                                               Retained       Cumulative              Treasury Stock
                                                Additional     Earnings      Translation       --------------------------
                                              Paid-in Capital  (Deficit)      Adjustment         Shares          Amount
                                              ---------------  ----------    ------------      ----------      ----------
Balance, December 31, 1994                     $   26,335      $   (2,440)     $     (221)       (457,464)     $     (317)

Issuance of shares under incentive plans            3,264            --              --           600,904             397
Exercise of stock options                            --              --              --             9,560              14
Shares repurchased                                   --              --              --          (153,000)            (94)
Deferred compensation, net of amortization          1,500            --              --              --              --
Dividends paid and accrued                           --              (595)           --              --              --
Note repayments                                      --              --              --              --              --
Net income                                           --            10,813            --              --              --
Translation adjustment                               --              --                49            --              --
                                               ----------      ----------      ----------      ----------      ----------

Balance, December 31, 1995                     $   31,099      $    7,778      $     (172)           --              --

Issuance of shares for businesses acquired          6,530            --              --              --              --
Issuance of shares under incentive plans            6,520            --              --              --              --
Exercise of stock options                           1,167            --              --           204,330             313
Shares repurchased                                   --              --              --          (204,330)           (313)
Shares converted to Class A Common                   --              --              --              --              --
Amortization of deferred compensation                --              --              --              --              --
Options issued for contract rights                  4,544            --              --              --              --
Amortization of contract rights                      --              --              --              --              --
Dividends paid and accrued                           --              (447)           --              --              --
Note repayments                                      --              --              --              --              --
Equity investment                                     706            --              --              --              --
Tax benefit of employee options exercised             895            --              --              --              --
Net income                                           --            20,499            --              --              --
Translation adjustment                               --              --             1,181            --              --
                                               ----------      ----------      ----------      ----------      ----------

Balance, December 31, 1996                     $   51,461      $   27,830      $    1,009            --              --

Issuance of shares for businesses acquired          2,697            --              --              --              --
Issuance of options for business acquired           1,500            --              --              --              --
Issuance of shares under incentive plans            1,935            --              --          (105,000)            263
Exercise of stock options                            (350)           --              --          (635,520)          1,215
Shares repurchased                                   --              --              --         3,039,132          (5,344)
Sale of stock and options to Swiss Bank             8,503            --              --              --              --
Amortization of deferred compensation                --              --              --              --              --
Reversal of deferred compensation                  (1,050)           --              --              --              --
Amortization of contract rights                       --             --              --              --              --
Elimination of contract rights                     (4,146)           --              --              --              --
Note repayments and other                             (88)           --              --              --               (84)
Tax benefit of employee options exercised           1,121            --              --              --              --
Net income                                           --            11,217            --              --              --
Translation adjustment                                (37)           --            (1,803)           --              --
                                               ----------      ----------      ----------      ----------      ----------
Balance, December 31, 1997                     $   61,546      $   39,047      $     (794)      2,298,612      $   (3,950)
                                               ==========      ==========      ==========      ==========      ==========

                                               Notes
                                            Receivables                                      Total
                                               From          Contract      Deferred      Stockholders'
                                            Stockholders      Rights     Compensation   Equity(Deficit)
                                            ------------     --------    ------------   ---------------
Balance, December 31, 1994                     $   (887)         --            --            $ 32,668

Issuance of shares under incentive plans           (901)         --            --               2,790
Exercise of stock options                        (2,000)         --            --              (1,986)
Shares repurchased                                 --            --            --                 (94)
Deferred compensation, net of amortization         --            --          (1,456)               44
Dividends paid and accrued                         --            --            --              (1,537)
Note repayments                                     130          --            --                 130
Net income                                         --            --            --              10,813
Translation adjustment                             --            --            --                  49
                                               --------      --------      --------          --------

Balance, December 31, 1995                     $ (3,658)         --        $ (1,456)         $ 42,877

Issuance of shares for businesses acquired         --            --            --               6,545
Issuance of shares under incentive plans         (3,065)         --            --               3,482
Exercise of stock options                          --            --            --               1,494
Shares repurchased                                  225          --            --              (8,588)
Shares converted to Class A Common                 --            --            --                --
Amortization of deferred compensation              --            --             150               150
Options issued for contract rights                 --          (4,544)         --                --
Amortization of contract rights                    --             202          --                 202
Dividends paid and accrued                         --            --            --                (893)
Note repayments                                   2,212          --            --               2,212
Equity investment                                  --            --            --                 706
Tax benefit of employee options exercised          --            --            --                 895
Net income                                         --            --            --              20,499
Translation adjustment                             --            --            --               1,181
                                               --------      --------      --------          --------

Balance, December 31, 1996                     $ (4,286)     $ (4,342)     $ (1,306)         $ 70,762

Issuance of shares for businesses acquired         --            --            --               2,701
Issuance of options for business acquired          --            --            --               1,500
Issuance of shares under incentive plans         (1,427)         --            --                 777
Exercise of stock options                           (39)         --            --                 826
Shares repurchased                                2,603          --            --              (2,741)
Sale of stock and options to Swiss Bank            --            --            --               8,503
Amortization of deferred compensation              --            --             256               256
Reversal of deferred compensation                  --            --           1,050              --
Amortization of contract rights                    --             196          --                 196
Elimination of contract rights                     --           4,146          --                --
Note repayments and other                           210          --            --                  38
Tax benefit of employee options exercised          --            --            --               1,121
Net income                                         --            --            --              11,217
Translation adjustment                             --            --            --              (1,840)
                                               --------      --------      --------          --------

Balance, December 31, 1997                     $ (2,939)         --            --            $ 93,316
                                               ========      ========      ========          ========


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995
                             (dollars in thousands)


                                                                                            1997          1996          1995
                                                                                          --------      --------      --------
Cash flows from operating activities:
     Net income                                                                           $ 11,217      $ 20,499      $ 10,813
                                                                                          --------      --------      --------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                      35,363        18,715        14,083
         Write-off of purchased research and development                                     2,000         3,948          --
         Write-off of software license transfer rights                                        --           4,156          --
         Write-off of intellectual property rights                                           3,623          --            --
         Write-down of nonmarketable equity securities                                       3,900          --            --
         Equity in (earnings)/losses of unconsolidated affiliates, net                      (4,136)          312          --
         Change in deferred income taxes                                                   (10,423)      (16,044)       (3,598)
         Loss/(gain) on sale of property, equipment and software                               455           860           (47)
         Changes in assets and liabilities (net of effects from acquisition of businesses):
              Accounts receivable                                                           16,039       (43,184)      (33,263)
              Prepaid expenses                                                              (3,010)       (4,037)        6,760
              Other assets                                                                   5,843          (837)       (4,578)
              Accounts payable and accrued liabilities                                      13,244        39,401        17,790
              Income taxes payable                                                          (3,550)        7,998         6,873
              Deferred revenue                                                                 372        15,388        (4,685)
              Accrued compensation                                                           3,295         9,852         7,155
              Other long-term liabilities                                                   (3,260)       (3,095)        6,746
                                                                                          --------      --------      --------
                  Total adjustments                                                         59,755        33,433        13,236
                                                                                          --------      --------      --------
                  Net cash provided by operating activities                                 70,972        53,932        24,049
                                                                                          --------      --------      --------
Cash flows from investing activities:
     Purchase of property, equipment and software                                          (47,243)      (27,534)      (18,342)
     Proceeds from sale of property, equipment and software                                  2,366           713         5,975
     Investments in and advances to minority interests                                      (2,891)       (5,536)         --
     Acquisition of intellectual property rights                                            (5,623)         --            --
     Acquisition of businesses, net of cash acquired of $665 in 1997 and $149 in 1996      (13,721)       (9,520)         --
                                                                                          --------      --------      --------
                  Net cash used in investing activities                                    (67,112)      (41,877)      (12,367)
                                                                                          --------      --------      --------
Cash flows from financing activities:
     Principal payments on debt and capital lease obligations                               (3,725)       (2,162)       (2,896)
     Proceeds from issuance of common stock                                                    381         4,686           528
     Proceeds from sale of stock options                                                     8,139          --            --
     Repayment of stockholder notes receivable                                                 266         2,212           130
     Proceeds from issuance of treasury stock                                                1,125           197           273
     Purchase of treasury stock                                                             (1,834)          (88)          (94)
     Redemption of preferred stock                                                            --          (8,500)         --
     Dividends paid on preferred stock                                                        --            (893)       (1,537)
                                                                                          --------      --------      --------
                  Net cash provided by (used in) financing activities                        4,352        (4,548)       (3,596)
                                                                                          --------      --------      --------
Effect of exchange rate changes on cash and cash equivalents                                  (430)        2,652            28
                                                                                          --------      --------      --------
Net increase in cash and cash equivalents                                                    7,782        10,159         8,114

Cash and cash equivalents at beginning of year                                              27,516        17,357         9,243
                                                                                          --------      --------      --------
Cash and cash equivalents at end of year                                                  $ 35,298      $ 27,516      $ 17,357
                                                                                          ========      ========      ========

     The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------



1.       Nature of Operations and Summary of Significant Accounting Policies

                  Perot Systems Corporation (the "Company") was originally incorporated in the state of Texas in 1988 to provide systems outsourcing, systems integration, software development, consulting, and other information technology services. On December 19, 1995, the Company reincorporated in the state of Delaware. The significant accounting policies of the Company are described below. Dollar amounts presented are in thousands, except as otherwise noted.

         Principles of consolidation

                           The consolidated financial statements include the
                  accounts of the Company and all domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany balances and transactions have been eliminated.

                           The Company's investments in 20% to 50% owned
                  companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the earnings (losses) of these companies is included in consolidated net income. Investments in unconsolidated companies and limited partnerships that are less than 20% owned, where the Company has virtually no influence over operating and financial policies, are carried at cost.

                           The Company periodically evaluates whether impairment
                  losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investments, the underlying assets are written down by charges to expense so the carrying amount equals the future discounted cash flows.

         Use of estimates

                           The preparation of financial statements in conformity
                  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. These estimates involve judgments with

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

                  respect to, among other things, various future economic factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

         Cash equivalents

                           All highly liquid investments with original
                  maturities of three months or less are considered to be cash equivalents.

         Revenue recognition

                           Revenue from contracts is generally recognized based
                  on the performance of tasks as defined in the contracts. Revenue and fees on certain cost reimbursable contracts are recognized as costs are incurred. Revenue from certain long-term contracts has been recognized by the percentage-of-completion method of accounting. Provisions for estimated losses on contracts are recorded when identified. Billings for services or products acquired for clients when the Company acts as an agent on behalf of the client are excluded from revenue.

                           Deferred revenue is comprised of payments from
                  customers for which services have not yet been performed, or prepayments against development work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and contract services are rendered.

       Research and development costs

                           Research and development costs are charged to expense
                  as incurred and were $3,243 and $4,486 in 1997 and 1996, respectively. The write-off of purchased research and development costs made up $2,000 and $3,948 of the total in 1997 and 1996, respectively.

       Property and equipment

                           Property and equipment are stated at cost.  Property
                  and equipment under capital leases are recorded at the lower of their fair market value or the present value of future minimum lease payments determined at the inception of the lease.

                           Depreciation and amortization are calculated on a
                  straight-line basis, using estimated useful lives of two to seven years. Leasehold

                PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

                  improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Property and equipment recorded under capital leases are amortized on a straight-line basis over the lease term.

                           Upon sale or retirement of property and equipment,
                  the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statement of operations. Expenditures for repairs and maintenance are charged to operations as incurred.

         Software, goodwill and other intangibles

                           Software purchased by the Company and utilized in
                  providing contract services is capitalized at cost and amortized on a straight-line basis over the lesser of three to five years or the term of the related contract.

                           The cost of acquired entities is allocated first to
                  identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated productive life of the assets acquired. Due to the fact that acquired skills and technological advantages are subject to rapid obsolescence, and thus continuous reinvestment, the Company's general policy is to amortize goodwill over a three to ten year period.

                           The Company periodically evaluates the carrying
                  amount of software, goodwill, other intangibles and other long-lived assets, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the acquired operation over the remaining useful lives of the related intangible assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related intangibles, the underlying assets are reduced by charges to expense so that the carrying amount is equal to future discounted cash flows.

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

         Income taxes

                           The Company uses the liability method to compute the
                  income tax provision. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current provision for federal and state income taxes and the change in the Company's deferred income tax assets and liabilities.

                           The Company does not provide for foreign withholding
                  and income taxes on the undistributed earnings amounting to $47,033 through 1997, cumulatively, for its foreign subsidiaries, as such earnings are intended to be permanently invested in those operations. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

         Foreign operations

                           The consolidated balance sheets include foreign
                  assets and liabilities of $95,600 and $73,490, respectively, as of December 31, 1997, and $101,481 and $77,914,
                  respectively, as of December 31, 1996.

                           Assets and liabilities of subsidiaries located
                  outside the United States are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenue and expenses are translated at average exchange rates during each reporting period. Translation gains and losses are recorded as a separate component of stockholders' equity.

                           The Company periodically enters into foreign exchange
                  forward contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts generally have maturities that do not exceed one year.

                           The net foreign currency transaction gains/(losses)
                  reflected in other income/(expense) were $736, ($1,715) and ($892) for the years ended December 31, 1997, 1996 and 1995, respectively.

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ---------


         Concentrations of credit risk

                           Financial instruments which potentially subject the
                  Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company's cash equivalents consist primarily of short-term money market deposits. The Company has deposited its cash equivalents with reputable financial institutions, from which the Company believes the risk of loss to be remote. The Company has accounts receivable from its customers who are engaged in the banking, insurance, healthcare, manufacturing, communications, travel and energy industries, and are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, and, therefore, accounts receivable may be impacted. Generally, the Company does not require collateral from its customers, since the receivables are supported by long-term contracts. Management does not believe that any single customer, industry or geographic area represents significant credit risk.

                           One customer accounted for 11% and 27% of the
                  Company's accounts receivables at December 31, 1997 and 1996, respectively.

         Financial instruments

                           The fair value of the Company's financial instruments
                  is estimated using bank or market quotes or discounted cash flows at year-end foreign exchange and interest rates. The fair value of the financial instruments is disclosed in the relevant notes to the financial statements. The carrying amount of short-term financial instruments (cash and cash equivalents, accounts receivable, and certain other liabilities) approximates fair value due to the short maturity of those instruments.

                           The Company uses derivative financial instruments for
                  the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Such instruments to date have been limited to interest rate swap and foreign currency exchange forward contracts.

         Treasury stock

                           Treasury stock transactions are accounted for under
                   the cost method.

         Reclassifications

                           Certain of the 1996 and 1995 amounts in the
                  accompanying financial statements have been reclassified to conform to the current presentation.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Stock based compensation

                           The Company has elected to follow Accounting
                   Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

         Accounting standard issued

                           In June 1997, the Financial Accounting Standards
                   Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet determined the impact, if any, of implementing SFAS 130.

2.       Accounts Receivable

                   Accounts receivable consist of the following as of December
                   31:


                                                                        1997           1996
                                                                     ---------      ---------
                   Amounts billed                                    $  77,119      $  88,577
                   Amounts to be invoiced                               22,409         13,548
                   Recoverable costs and profits                         2,798          7,744
                   Other                                                 4,089         10,722
                   Allowance for doubtful accounts                      (1,185)        (6,787)
                                                                     ---------      ---------
                                                                     $ 105,230      $ 113,804
                                                                     =========      =========

                   With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed, which are invoiced to the customer in the following month. Recoverable costs and profits represent amounts previously recognized as revenue, that have not yet been billed, in accordance with the contract terms. In certain cases, the period of recovery may extend beyond one year. However, classification of these amounts within current assets has been

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ---------

                  made in accordance with common industry practice. It is anticipated that $2,210 of the recoverable costs and profits as of December 31, 1997 will be billed in 1998 and $588 will be billed in 1999.

3.       Property and Equipment and Purchased Software

              Property and equipment and purchased software consist of the following as of December 31:

                                                       1997           1996
                                                    ---------      ---------
         Owned assets:
             Computer equipment                     $  68,188      $  48,500
             Furniture and equipment                   24,193         15,760
             Leasehold improvements                    11,070          5,897
             Automobiles                                  669           --
                                                    ---------      ---------
                                                      104,120         70,157
                  Less accumulated depreciation
                     and amortization                 (62,808)       (41,276)
                                                    ---------      ---------
                                                       41,312         28,881
                                                    ---------      ---------

         Assets under capital leases:
              Computer equipment                        1,735          3,930
              Furniture and equipment                   1,582          1,581
                                                    ---------      ---------
                                                        3,317          5,511
                  Less accumulated depreciation        (2,909)        (5,057)
                                                    ---------      ---------
                                                          408            454
                                                    ---------      ---------
         Property and equipment, net                $  41,720      $  29,335
                                                    =========      =========

         Purchased software                         $  28,635      $  21,322
                   Less accumulated amortization      (19,652)       (14,909)
                                                    ---------      ---------
         Purchased software, net                    $   8,983      $   6,413
                                                    =========      =========


4.       Acquisitions

              During 1997, the Company acquired 100% of the equity interests or assets in four companies: Business Architects, LLP, ("BA"), based in Waltham, Massachusetts, a business process reengineering consulting company; Benton International, Inc. ("Benton"), a retail banking consulting firm located in New York, California and Florida; Syllogic B.V. ("Syllogic"), a company based in The Netherlands, specializing in the implementation, integration and control of information systems

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ---------

         with expertise in data warehousing and data mining; and Stamos Associates, Inc. ("Stamos"), based in New York and California, a strategic management consulting company in the healthcare industry. Also, the Company acquired 70% of the equity interests in Icarus Consulting AG ("Icarus"), a company specializing in airline and related industry consulting.

              These five acquisitions were recorded under the purchase method of accounting; and accordingly, the results of operations of these companies for the periods from the date of the acquisition agreements to December 31, 1997 are included in the accompanying 1997 consolidated statement of operations. The dates of the 1997 acquisition agreements for BA, Benton, Icarus, Syllogic, and Stamos were January 15, February 14, March 21, May 27 and June 17, respectively. The purchase prices have been allocated to assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition.

              Under the terms and conditions of the various acquisition agreements executed in 1997, the Company paid a total of $18,587 for the equity interests acquired, $14,386 in cash, $2,701 in the form of 370,000 shares of the Company's Class A Common Stock, and $1,500 in the form of 550,000 options to purchase the Company's Class A Common Stock. The Company allocated $3,513 of the purchase price to the tangible net assets acquired and $15,074 to goodwill.

              During 1996, the Company acquired all of the equity interests in four companies: Rothwell International, Inc. ("Rothwell"), based in Houston, Texas, an object-oriented programming company; Doblin Group, Inc. ("Doblin"), a Chicago-based consulting company, engaging in strategic design planning and consulting for breakthrough products and services; CommSys Corporation ("CommSys"), located in Reston, Virginia, a developer of billing systems for telecommunication companies; and The Technical Resource Connection, Inc. ("TRC"), based in Tampa, Florida, specializing in object-oriented programming and software development.

              These four acquisitions were recorded under the purchase method of accounting; and accordingly, the results of operations of Rothwell, Doblin, CommSys, and TRC for the periods from the date of the acquisition agreements to December 31, 1997 are included in the accompanying 1996 and 1997 consolidated statements of operations. The dates of the 1996 acquisition agreements for Rothwell, Doblin, CommSys, and TRC were August 2, September 10, September 16 and October 25, respectively. The purchase prices have been allocated to assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. In addition, portions of the purchase price of CommSys and TRC were allocated to in-process product development that had not reached technological feasibility and had no probable alternative future uses, which the Company recorded at the date of acquisition.

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ----------

              Under the terms and conditions of the various acquisition agreements executed in 1996, the Company paid a total of $16,214 for the equity interests acquired, $9,669 in cash, and $6,545 in the form of 1,460,372 shares of the Company's Class A Common Stock. The Company allocated $4,286 of the purchase price to the tangible net assets acquired, $3,948 to expensed in-process product development and $7,980 of goodwill.

              The following table reflects unaudited pro forma combined results of operations of the Company and the 1997 and 1996 acquisitions on the basis that the acquisitions had taken place and the related product development expense was recorded at the beginning of the calendar year for each of the periods presented:

                                                       (Unaudited)
                                                   1997           1996
                                               -----------     ----------
         Contract revenue                      $   790,174     $   665,035
         Net income                                 11,065          16,548
         Basic earnings per common share              0.28            0.42
         Diluted earnings per common share            0.23            0.37

              In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 and 1996, respectively, or of future operations of the combined companies under the ownership and management of the Company.

              At December 31, 1997 and 1996, goodwill of $16,596 and $7,293, net of $6,097 and $686 in accumulated amortization, respectively, related solely to 1997 and 1996 business acquisitions.

5.       Investments in Unconsolidated Affiliates and Minority Interests

              At December 31, 1997, investments in and advances to unconsolidated affiliates include two equity investments made in 1996. On January 5, 1996, the Company acquired 40% of the equity interest in Systor AG ("Systor"), a Swiss information services company, from Swiss Bank Corporation as part of a larger services agreement. The Company's investment in Systor at December 31, 1997 and 1996 was $7,188 and $3,538, respectively.

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ---------

              On March 26, 1996, the Company entered into a joint venture with HCL Corporation Limited and HCL Europe Limited whereby the Company owns 49% of HCL Perot Systems NV ("HCL"), an information services company based in India. The Company contributed capital of $500 to HCL during 1997, and is required to contribute additional capital up to a limit of $6,900, on a call basis. The Company's investment in HCL at December 31, 1997 and 1996 was $1,742 and $524, respectively.

              No dividends or distributions were received from investments in unconsolidated affiliates in 1997 or 1996. The amount of undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $4,196 and ($312) for 1997 and 1996, respectively.

              In April 1996, the Company entered into an agreement to join a limited partnership venture capital fund, and committed to invest $10,000, representing a 2.75% interest in the fund. As of December 31, 1997 and 1996, the Company has made net capital contributions of $2,125, and $1,292, respectively. In January 1998, the Company sold its entire investment for $5,162 and recognized a gain of $2,986, and has no future commitments to the fund.

              In May 1996, the Company purchased 1,471,000 shares of a class of preferred stock in a software company for $2,500. The Company purchased an additional 867,000 shares of the preferred stock for $400 in June 1997, representing a total 12.3% equity interest. As part of the purchase agreement, the Company is subject to a call option, which, if exercised, would require the Company to purchase additional shares for a commitment of up to $1,000.

              In January 1997, the Company purchased 4,000 shares of 5% cumulative convertible preferred stock for $1,000, representing a 4.5% interest in a privately held company specializing in the electronic transmission, storage and retrieval of documents.


              In December 1997, the Company wrote both of these investments down by the entire book value of $3,900 due to a decline in value considered to be other than temporary.

6.       Other Assets

         Intellectual property rights

              In July 1997, the Company acquired certain assets of Nets, Inc., an internet development company in bankruptcy, for $8,755 in cash. Included in the asset purchase were $2,132 of property and equipment and $6,623 of intellectual

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ---------



         property rights ("IP rights"). The Company recorded a write-off of $2,000 of the $6,623 in IP rights as purchased research and development costs. This amount represented an estimate of the fair market value of development cost related to software for which technological feasibility had not been established and for which there was no alternative future use. The completed IP rights were capitalized due to the expectation that the assets would be used in several contracts under negotiation.

              During the fourth quarter of 1997, the Company determined that it was not probable that the Company would generate future undiscounted cash flows sufficient to recover the recorded value of the IP rights. The Company sold $1,000 of the intellectual property in October 1997, and charged $3,623 to direct cost of services to reflect the impairment of the remaining IP rights.

         Software license transfer rights

              In July 1996, the Company determined that certain software rights and assets placed in service in 1993 were impaired due to the market shift from mainframe systems to client/server and network based systems. In addition, the Company's business mix had gradually shifted from outsourcing to application development, systems integration, and consulting. As a result, the $7,552 of transfer rights and assets in service and the $3,396 of related accumulated amortization were written off resulting in a loss of $4,156 classified as direct cost of services.

7.       Line of Credit

              Effective July 31, 1996, the Company re-established its bank line of credit, which allows borrowings up to $40,000 at either the adjusted Eurodollar rate plus 1%, or the bank's prime lending rate. There were no borrowings outstanding under the line at December 31, 1997. This facility expires July 31, 1998.

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ---------



8.       Accrued Liabilities

         Accrued liabilities consist of the following as of December 31:

                                                   1997        1996
                                                 -------     -------
         Operating expenses                      $30,035     $23,903
         Taxes other than income, insurance,
         rents, licenses and maintenance           3,433       3,519
         Other contract-related                   42,572      25,921
                                                 -------     -------
                                                 $76,040     $53,343
                                                 =======     =======

         Other contract-related

              Other contract-related accrued liabilities represent provisions to match contract-related liabilities in the period in which revenues from those contracts are recognized. These include claims made by customers for services that require additional effort and costs by the Company to satisfy contractual requirements. An expense of $10,200 was recorded in 1997 to recognize management's estimate of known future losses associated with the termination or completion of two long-term contracts.

9.       Capital Lease Obligations and Long-Term Debt

              Capital lease obligations and long-term debt consist of the following as of December 31:

                                                                                    1997        1996
                                                                                  -------      -------
         Computer equipment and furniture capital leases containing various payment terms through August 2001 with implicit interest rates
               ranging from 7.9% to 17.40%                                        $ 1,308      $ 1,777

         Notes payable for software and software license transfer rights, financed at various rates from 8.35% to 10.23%, payable in
               monthly installments through July 2001                               1,591        3,396
                                                                                  -------      -------
                                                                                    2,899        5,173
         Less current maturities                                                   (1,367)      (2,377)
                                                                                  -------      -------
                                                                                  $ 1,532      $ 2,796
                                                                                  =======      =======

              Capital lease payments and long-term debt maturities for years ending after December 31, 1997, are as follows:

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ---------



                                                                Capital lease       Long-term
                                                                 obligations          debt
                                                                 -----------        ---------
         1998                                                      $   696           $  848
         1999                                                          460              265
         2000                                                          207              293
         2001                                                           87              185
                                                                   -------          -------
         Total minimum lease payment and
           long-term debt maturities                               $ 1,450          $ 1,591
         Less amounts representing interest                           (142)         =======
                                                                   -------
           Present value of net minimum
             capital lease payments                                $ 1,308
                                                                   =======

10.      Stockholders' Equity

         Preferred stock

              At December 31, 1995, the Company had 4,000,000 shares of $2.125 par value Series A Preferred Stock outstanding. In 1996 the Company exercised its right to redeem these shares for $8,500 cash, plus accrued dividends of $298. The authorized preferred stock was subsequently removed from the Company's charter in 1997.

         Common stock and convertible liquidation preference common stock

              Class A Common Stock ("Class A") of the Company consists of 100,000,000 authorized shares of $0.01 par value common stock, of which there are 38,227,707 shares issued and outstanding as of December 31, 1997. The Company is authorized to issue, under its existing stock plans, up to 100,000,000 Class A shares, of which 33,082,562 were outstanding at year end. In addition, 7,000,000 Class A shares are reserved for future conversion of Class B Common Stock ("Class B").

              Class B shares consist of 24,000,000 authorized shares of $0.01 par value common stock, of which there are 50,000 shares issued and outstanding as of December 31, 1997. The Class B shares were authorized in conjunction with the provisions of the original Swiss Bank service agreements, which were signed in January 1996. Class B shares are non-voting and convertible, but otherwise are equivalent to the Class A shares.

              Under the terms and conditions of the Swiss Bank agreements, each Class B share shall be converted, at the option of the holder, on a share-for-share basis, into a fully paid and non-assessable Class A share, upon sale of the share to a

                           PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                ---------

         third-party purchaser under one of the following circumstances: 1) in a widely dispersed offering of the Class A shares; 2) to a purchaser of Class A shares who prior to the sale holds a majority of the Company's stock; 3) to a purchaser that after the sale holds less than 2% of the Company's stock; 4) in a transaction that complies with Rule 144 under the Securities Act of 1933, as amended; or 5) any sale approved by the Federal Reserve Board of the United States.

         At December 31, 1995, the Company had 16,000,000 shares of $0.01 par value Convertible Liquidation Preference Common Stock. In 1996, at the initiation of the holder, and under the terms of the Company's Certificate of Incorporation, the 16,000,000 outstanding shares of Convertible Liquidation Preference Common Stock were converted on a one-for-one basis into fully paid and non-assessable Class A shares. The Convertible Liquidation Preference Common Stock was removed from the Company's charter in 1997.

         Restricted Stock Plan

              In 1988, the Company adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees, and to reward outstanding performance. Employees selected by management may elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A shares over a five-to-ten year period and establishes a two-year holding period on one-half of the shares prior to the sale of vested common stock. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. Prior to the Class A shares becoming publicly traded, the Company retains the right of first refusal to buy the employees' vested shares at a formula price set forth in each agreement, based on fair value or book value. After the Class A shares become publicly traded, the right of first refusal no longer exists. The Company may repurchase unvested shares, and under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees' cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal. The Company has from time to time financed the issuance of shares under the Restricted Stock Plan by executing promissory notes with the employees, with repayment terms ranging from one to fifteen years. These notes bear interest at 8%, payable at least annually, and are with recourse. Principal and interest payments vary from monthly to 5 years, and the loans are collateralized by the shares financed by the notes. The balance of the outstanding notes is included as a reduction to stockholders' equity.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

         1991 Stock Option Plan

                  In 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), which was amended in 1993. Pursuant to the 1991 Plan, options to purchase the Company's Class A shares can be granted to eligible employees. The stock options are granted at a price not less than 100% of the fair value of the Company's Class A shares, as determined by the Board of Directors, based upon an independent third-party valuation. The stock options vest over a three to ten year period based on the provisions of each grant, and in some cases can be accelerated through attainment of financial performance criteria. All stock options require a two-year holding period for one half of the shares purchased once the options are exercised, and are usually exercisable from the vesting date until the eleventh anniversary from the date of grant, and unvested options are cancelled following the expiration of a certain period after the employee leaves the employment of the Company. Prior to the common stock becoming publicly traded, the Company has certain rights of first refusal to repurchase employees' shares obtained through exercise of the stock options at the employees' cost plus 8%. For options issued after April 1, 1997, the agreements provide that shares issued upon the exercise of the options may not be sold until six months following an initial public offering.

         Advisor Stock Option/Restricted Stock Incentive Plan

              In 1992, the Company adopted the Advisor Stock Option/Restricted Stock Incentive Plan (the "Advisor Plan"), which was modified in 1993, to enable non-employee directors and advisors to the Company and consultants under contract with the Company to acquire shares of the Company's Class A stock, at a price not less than 100% of the fair value of the Company's common stock, as determined by the Board of Directors, based upon an independent third-party valuation. The options and shares are subject to a vesting schedule and restrictions associated with their transfer. Under certain circumstances, the shares can be repurchased by the Company at cost plus 8% from the date of issuance.

              In 1996, the Board approved the 1996 Non-Employee Director Stock Option/Stock Incentive Plan and the 1996 Advisor and Consultant Stock Option/Stock Incentive Plan, which together replaced the Advisor Plan for subsequent grants of options. Provisions of the Advisor Plan will remain in effect for outstanding stock and options but no new issuances will be made pursuant to the plan.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

         1996 Non-Employee Director Stock Option/Stock Incentive Plan

              In 1996, the Company adopted the 1996 Non-Employee Director Stock Option/Stock Incentive Plan (the "Director Plan"). The Director Plan provides for the issuance of up to 400,000 Class A shares or options to Board members who are not employees of the Company. Shares or options issued under the plan would be subject to five year vesting, with options expiring after an eleven year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance. In 1997, 60,000 options were granted under the plan.

         1996 Advisor and Consultant Stock Option/Stock Incentive Plan

              In 1996, the Company adopted the 1996 Advisor and Consultant Stock Option/Stock Incentive Plan (the "Consultant Plan"). The Consultant Plan provides for the issuance of Class A shares or options to advisors or consultants who are not employees of the Company, subject to restrictions established at time of issuance. The option exercise price is the fair value of the shares on the date of grant. The purchase price for share issuances is determined by a committee appointed by the Board of Directors. The fair value of issuances under the plan is estimated at the time of issuance and amortized ratably over the vesting period as compensation expense. In 1997, 24,000 options were granted under the plan.

         Other stock and option activity

              During 1995, options for the purchase of 2,000,000 Class A shares, with an exercise price of $1.00 per share, were granted to an executive officer of the Company when the fair value of the stock was estimated to be $1.75 per share. This resulted in deferred compensation of $1,500, which was recorded as a reduction to stockholders' equity. These options were exercised in 1995, whereby the Company received cash of $600, and a promissory note for $1,400 in consideration for the shares, under the terms of the original grant.

              Prior to an underwritten public offering of its common stock, the Company retains the right of first refusal to buy back the vested shares for cash at a purchase price equal to fair value, and the unvested shares at the cost paid by the shareholder. After such an offering, the right of first refusal no longer exists. The Company had the right, under certain circumstances, to repurchase certain shares at cost if employment with the Company terminates.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

              During the third quarter of 1997, the executive terminated his employment and the Company made a non-cash repurchase of 1,400,000 shares of common stock through a reduction of $1,830 in outstanding notes receivable. The unamortized balance of deferred compensation was reclassified to additional paid-in-capital.

         Swiss Bank Agreement

              On April 24, 1997, the Company concluded the renegotiation of the terms of its strategic alliance with Swiss Bank, initially entered into in January 1996. The new terms were effective from January 1, 1997 and involve (i) a 10-year contract for the Company to provide information technology ("IT") services to SBC Warburg ("SBC Warburg EPI Agreement"), (ii) separate agreements to provide IT services to other Swiss Bank operating units and to permit the Company to use certain Swiss Bank assets, (iii) the sale to Swiss Bank of options to acquire shares of the Company's Class B stock, (iv) the sale to Swiss Bank of shares of the Company's Class B stock, and (v) the termination of all options to acquire shares of the Company's Class B stock granted under the terms and conditions of prior Swiss Bank agreements. The Company continues to hold a 40% stake in Systor. In the event of termination of the SBC Warburg EPI Agreement, a portion of the Company's interest in Systor would be returned to Swiss Bank, declining ratably over the 10-year period which began on January 1, 1997.

              The new terms of the SBC Warburg EPI Agreement require the Company to provide operational management for SBC Warburg's technology resources (including mainframes, desktops, and voice and data networks), excluding hardware and proprietary software applications development. The Company is to be reimbursed for all costs, excluding corporate overhead, related to services provided under the SBC Warburg EPI Agreement. In addition, the Company will receive a management fee, subject to bonuses and penalties, depending upon the achievement of certain defined performance criteria.

              Under the terms and conditions of the new agreement, the Company sold to Swiss Bank options to purchase 3,617,160 shares of the Company's Class B stock at a cash non-refundable purchase price of $2.25 per option. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These options are exercisable immediately and for a period of 5 years after the date that such shares become vested, at an exercise price of $7.30 per share. In addition, the Company sold to Swiss Bank 50,000 shares of the Company's Class B stock, subject to the same transferability and holding-period restrictions, at a purchase price of $7.30 per share. These

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------


         options and shares were sold in connection with the execution and delivery of the 10- year SBC Warburg EPI Agreement. Both the 50,000 shares of Class B stock and the 3,617,160 shares of Class B stock subject to options vest at a rate, in the aggregate, of 31,953 shares per month for the first five years of the agreement, and at a rate of 29,167 shares per month thereafter. In the event of termination of the SBC Warburg EPI Agreement, options to acquire unvested shares would be forfeited, and the Company would have the right to buy back any previously acquired unvested shares for the original purchase price of $7.30 per share.

              The Company also agreed to issue and sell to Swiss Bank additional shares and/or options to purchase Class B shares, subject to the same transferability and holding-period restrictions, up to a maximum of 3,500,000 shares, in such combination of options and shares that Swiss Bank deems appropriate, provided the Company and Swiss Bank, on or prior to December 31, 1998, enter into a second IT services agreement, having a term of 10 years, and being of a size and scope similar to that of the SBC Warburg EPI Agreement. The purchase price and exercise price for these options, as well as the purchase price for these shares will be the defined fair value as of the date of grant. These shares will vest ratably over 10 years commencing on the date of execution of the new agreement. In the event of termination, options to acquire unvested shares would be forfeited, and the Company would be required to buy back any previously acquired unvested shares for the original purchase price.

              Pursuant to the Bank Holding Company Act of 1965 and subsequent regulations and interpretations put forth by the Federal Reserve Board (the "regulations"), Swiss Bank's holdings in terms of shares of the Company's common stock may not reach or exceed 10% of the total of all classes of the Company's common stock. Similarly, the total consideration paid by Swiss Bank for the purchase of shares plus the purchase and exercise of options may not at any time reach or exceed 10% of the Company s consolidated stockholders' equity as determined in accordance with generally accepted accounting principles. If, however, on certain specified anniversaries of the execution date of the new agreement, beginning in 2004, the number of Class B shares, for which Swiss Bank's options are exercisable, is limited due to an insufficient number of shares outstanding, Swiss Bank has the right to initiate procedures to eliminate such deficiency. These procedures may involve
         (i) issuance of additional Class A shares by the Company, (ii) a formal request to the Federal Reserve Board from Swiss Bank for authorization to exceed its allowable percentage of ownership, or (iii) the purchase of Class B shares by the Company from Swiss Bank at a defined fair value. In addition, the exercise period for options to purchase vested shares would be increased beyond the normal 5 years to account for any time during such exercise period in which Swiss Bank is unable to exercise its options as a result of the regulations.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


Activity in Liquidation Preference Common and Class A Common Stock:

                                                                                                                   WEIGHTED
                        RESTRICTED      ADVISOR     OPTION                         LIQUIDATION         SHARE       AVERAGE
                           PLAN          PLAN        PLAN            OTHER          PREFERENCE         TOTAL        PRICE
                       ----------      -------     ---------       ----------      ------------      ----------    --------
BEGINNING SHARES        8,662,920      404,000        61,920        5,280,776       16,000,000       30,409,616       0.70
ISSUANCE                1,107,661       60,000          --          2,145,147             --          3,312,808       1.07
OPTIONS EXERCISED            --           --          18,540             --               --             18,540       0.70
REPURCHASED                  --           --            --               --               --               --         --
                       ----------      -------     ---------       ----------       ----------       ----------
DECEMBER 31, 1995       9,770,581      464,000        80,460        7,425,923       16,000,000       33,740,964       0.74

ISSUANCE                3,871,985       15,367           825          188,079             --          4,076,256       2.92
OPTIONS EXERCISED            --           --       1,818,218             --               --          1,818,218       0.85
CONVERSION                   --           --            --         16,000,000      (16,000,000)            --         0.01
REPURCHASED               (10,971)        --            (619)            --               --            (11,590)      2.63
                       ----------      -------     ---------       ----------       ----------       ----------
DECEMBER 31, 1996      13,631,595      479,367     1,898,884       23,614,002             --         39,623,848       1.01

ISSUANCE                  828,000          100          --            157,269             --            985,369       5.42
OPTIONS EXERCISED            --        120,000       534,520             --               --            654,520       1.02
REPURCHASED            (1,635,886)        --            --         (1,400,144)            --         (3,036,030)      1.58
                       ----------      -------     ---------       ----------       ----------       ----------
DECEMBER 31, 1997      12,823,709      599,467     2,433,404       22,371,127             --         38,227,707       1.28
                       ==========      =======     =========       ==========       ==========       ==========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------




Activity in Options for Class A Common Stock:

                                                                                                                 WEIGHTED
                                                                                                                 AVERAGE
                                                               ADVISOR           OTHER                           EXERCISE
                                           1991 PLAN            PLAN            OPTIONS         TOTAL              PRICE
                                           ----------          -------          -------       ----------         --------
1995 OUTSTANDING AT BEGINNING OF YEAR       6,675,992          160,000          311,288        7,147,280             0.86
Granted                                     2,255,000             --               --          2,255,000             1.25
Exercised                                     (17,180)            --             (1,360)         (18,540)            0.70
Forfeited                                        --               --               --               --               --
                                           ----------          -------          -------       ----------
Outstanding at December 31, 1995            8,913,812          160,000          309,928        9,383,740             0.96
                                           ==========          =======          =======       ==========
Exercisable at December 31, 1995            1,858,166          205,214           96,000        2,159,380             0.92

1996 OUTSTANDING AT BEGINNING OF YEAR       8,913,812          160,000          309,928        9,383,740             0.96
Granted                                     6,848,240           65,000             --          6,913,240             1.08
Exercised                                  (1,776,626)            --            (41,592)      (1,818,218)            0.84
Forfeited                                     (41,392)            --               (512)         (41,904)            2.29
                                           ----------          -------          -------       ----------
Outstanding at December 31, 1996           13,944,034          225,000          267,824       14,436,858             2.02
                                           ==========          =======          =======       ==========
Exercisable at December 31, 1996            1,389,546          152,000          189,484        1,731,030             1.57

1997 OUTSTANDING AT BEGINNING OF YEAR      13,944,034          225,000          267,824       14,436,858             2.02
Granted                                     6,891,352           84,000             --          6,975,352             3.55
Exercised                                    (485,680)        (120,000)         (48,840)        (654,520)            1.03
Forfeited                                  (2,858,289)            --             (7,184)      (2,865,473)            0.66
                                           ----------          -------          -------       ----------
Outstanding at December 31, 1997           17,491,417          189,000          211,800       17,892,217             3.15
                                           ==========          =======          =======       ==========
Exercisable at December 31, 1997            2,310,825           44,500          140,192        2,495,517             2.68


                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------




              The following table summarizes information about options for Class A common shares outstanding at December 31, 1997:

                                                          Weighted-Average
          Exercise                 Number                     Remaining                   Number
          Price                  Outstanding              Contractual Life              Exercisable
          --------               -----------              ----------------              -----------
          $0.50                    362,500                       4.22                     210,528
          $0.75                  1,204,260                       6.59                     658,390
          $1.00                  4,316,100                       7.10                   1,003,310
          $1.75                    697,044                       6.33                     100,978
          $2.50                  4,130,321                       9.51                     393,720
          $3.00                     71,500                       9.69                         -
          $3.75                  3,551,542                       8.97                     114,306
          $4.00                     65,000                      10.04                         -
          $6.75                  3,493,950                       8.84                      14,285
                                ----------                                              ---------
          $3.75                 17,892,217                       8.26                   2,495,517
                                ==========                                              =========

          Weighted average exercise price of exercisable options                            $1.14

              As previously noted, the Company has continued to account for its stock option activity under APB 25. Had the Company elected to adopt SFAS 123, the pro forma impact on net income and earnings per share would have been as follows:

                                                            1997               1996             1995
                                                          --------            -------         ---------
         Net income
               As reported                                 $11,217            $20,499         $10,813
               Pro forma                                    $9,948            $20,063         $10,734

         Basic earnings per share
               As reported                                   $0.29              $0.54           $0.33
               Pro forma                                     $0.25              $0.53           $0.33

         Diluted earnings per share
               As reported                                   $0.24              $0.48           $0.31
               Pro forma                                     $0.21              $0.47           $0.31

              All options issued by the Company in 1997, 1996 and 1995 were issued at the estimated fair value in effect at the date of issuance, vest ratably over the vesting period, and expire one year after the final vesting date. The fair value of each option

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------

         grant was estimated on the date of grant using the Minimum Value option pricing model with the following assumptions for 1997, 1996 and 1995, respectively; risk free weighted average interest rates of 6.5% for 1997 and 6.8% for 1996 and 1995; dividend yield and volatility of zero for all years. The expected life for each issuance was equal to the midpoint of the vesting period, plus one year. For example, an option vesting ratably over ten years has an expected life of 6 years. The weighted-average grant-date fair value of options issued in 1997, 1996 and 1995 was $2,709, $5,938 and $1,916, respectively. The Company expects that the impact of future option issuances will be to increase overall pro forma compensation expense, thereby reducing pro forma net income reported in future periods.

11.      Income Taxes

              Income before taxes for the years ended December 31 was as follows:

                                  1997               1996               1995
                              -----------          ---------         ---------
         Domestic              $   (4,054)         $  10,151         $  12,518
         Foreign                   23,562             30,000             7,732
                               ----------          ---------          --------
                               $   19,508          $  40,151          $ 20,250
                               ==========          =========          ========

              The provision for income taxes charged to operations was as follows:

                                                1997          1996          1995
                                             ---------      --------      --------
         Current:
           U.S. Federal                       $  9,159      $ 21,794      $  4,444
           State and local                       1,383         3,583           766
           Foreign                               8,172        10,319         7,825
                                              --------      --------      --------
         Total current                        $ 18,714      $ 35,696      $ 13,035
                                              ========      ========      ========

         Deferred:
           U.S. Federal                         (8,902)      (14,400)           (4)
           State and local                      (1,392)       (2,242)           32
           Foreign                                (129)          598        (3,626)
                                              --------      --------      --------
         Total deferred                        (10,423)      (16,044)       (3,598)
                                              --------      --------      --------
         Total provision for income taxes     $  8,291      $ 19,652      $  9,437
                                              ========      ========      ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------



              Deferred tax liabilities (assets) are comprised of the following at December 31:


                                                  1997          1996
                                                --------      --------
        Deferred compensation                   $    431      $    536
        Conversion of acquired entity from
             cash basis to accrual basis of
             accounting                            1,171           989
        Other                                        664           493
                                                --------      --------
        Gross deferred tax liabilities             2,266         2,018
                                                --------      --------

        Property, Plant & Equipment              (11,050)       (5,557)
        Accrued liabilities                      (22,958)      (21,233)
        Equity investments                          (817)         (517)
        Intangibles                               (1,134)         (171)
        Deferred revenue                          (1,538)       (4,877)
        Other                                       --            (129)
                                                --------      --------
        Gross deferred tax assets                (37,497)      (32,484)
                                                --------      --------

        Net deferred tax asset                  $(35,231)     $(30,466)
                                                ========      ========


              A valuation allowance has not been established for the net deferred tax asset as of December 31, 1997 or 1996, due to a significant contract backlog and the availability of loss carrybacks.

              The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

                                           1997                  1996                         1995
                                           ----                  ----                         ----
                                  Dollars     Percent       Dollars     Percent      Dollars        Percent
                                  -------     -------       -------     -------      -------        -------

Statutory U.S. tax rates         $ 6,828       35.0%        $14,053       35.0%      $ 7,087         35.0%
Non-deductible items                 528        2.7           3,017        7.5         1,829          9.0
State and local taxes               (215)      (1.1)            609        1.5           751          3.7
Nondeductible
    amortization and write-
    off of intangible assets       1,765        9.0           1,900        4.7          --           --
U.S. rates in excess of
    foreign rates and other         (615)      (3.1)             73         .2          (230)        (1.1)
                                 -------    -------         -------    -------       -------      -------
Total provision for
    income taxes                 $ 8,291       42.5%        $19,652       48.9%      $ 9,437         46.6%
                                 =======    =======         =======    =======       =======      =======

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------



12.      Certain Geographic Data and Segment Information

              As defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company operates in one industry segment which includes the development, implementation, operation and management of information systems. Services are provided through the parent company in the United States, and through a worldwide network of subsidiaries located in the United Kingdom, Germany, France, Switzerland, the Netherlands, Singapore, Hong Kong and Japan. Financial information by geographic region is as follows:

                                                       1997          1996         1995
                                                    -------------------------------------
         United States:
             Total revenue                          $ 519,122      $ 365,211     $ 238,783
             Operating income                          (5,507)        10,969        12,802
             Identifiable assets at December 31       171,503        130,766        90,632
         Europe and Asia:
             Total revenue                            262,499        234,227       103,523
             Operating income                          23,100         30,332         8,060
             Identifiable assets at December 31        95,600        101,481        39,841
         Consolidated:
             Total revenue                            781,621        599,438       342,306
             Operating income                          17,593         41,301        20,862
             Identifiable assets at December 31       267,103        232,247       130,473

              Greater than 10% of the Company's contract revenue was earned from two customers for the year ended December 31, 1997, one customer for the year ended December 31, 1996, and two customers for the year ended December 31, 1995. Revenue from these customers comprised 27% and 10% of total revenue in 1997, 28% of total revenue in 1996, and 12% and 10% of total revenue in 1995.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------




13.      Commitments and Contingencies

         Operating leases and maintenance agreements

                   The Company has commitments related to data processing
              facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 1997 are as follows:


              Year ending           Lease and Maintenance
              December 31:               Commitments
              ------------               -----------
              1998                        $25,599
              1999                         20,559
              2000                         15,556
              2001                         10,783
              2002                         11,168
                                          -------
                    Total                 $83,665
                                          =======


                   The Company is obligated under certain operating leases for its pro rata share of the lessors' operating expenses. Rent expense was $17,958, $18,212, and $23,731 for 1997, 1996 and 1995,
              respectively.

         Letter of credit

                   The Company had a $1,000 irrevocable letter of credit as of
              December 31, 1997. The letter of credit was issued in conjunction with the provisions of a certain contract. The fair value of the letter of credit is estimated to be equal to the face value based on the nature of the fee arrangements with the issuing bank.

         Financial instruments with off-balance sheet risk

              Interest rate swap

                   In December 1993, the Company entered into an agreement with a customer to reduce future monthly billings in exchange for a non-refundable payment for work performed involving the development and installation of a major new system. Under the terms of this agreement, the

                  PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 -----------

              Company is required to make an interest sensitive payment to the customer if a defined variable interest rate ("Rate") exceeds 8.5% based upon a declining notional amount ($48,756 and $67,716 as of December 31, 1997 and 1996, respectively) over the term of the contract. If the Rate is less than 8.5%, the customer is required to pay the Company for the difference in the interest rates based upon the same declining notional amount.

                   In January 1994, the Company entered into an interest rate swap agreement with a bank to eliminate its exposure to the interest sensitive payment. Under the terms of the swap agreement, the Company is required to pay a fixed interest rate of 7.32% to a bank in exchange for being paid the Rate.

                   The differences to be paid or received on the interest
              sensitive payment and swap are included as an adjustment to direct cost of services. The Company recorded a reduction to direct cost of services of $643 and $852 for the years ended December 31, 1997 and 1996, respectively. Based on anticipated cash flows, discounted at the U.S. prime lending rate of 8.5%, the fair value of these instruments was estimated to be a $1,102 benefit as of December 31, 1997. The Company's remaining risk associated with these transactions is risk of default by the customer or the bank, which the Company believes to be remote.

              Foreign currency exchange forward contracts

                  At December 31, 1997, the Company had three forward exchange contracts maturing in early 1998. Two British pound to U.S. dollar trades for $10,177 and $6,684 as of December 31, 1997 mature in February 1998 and January 1998, respectively. A third forward trade of Swiss franc to U.S. dollar totaling $8,108 matures in January 1998.

                  The estimated fair value of the Company's forward exchange contracts using bank or market quotes and the year end foreign exchange rates was a net liability of $18 as of December 31, 1997. The Company's remaining risk associated with this transaction is the risk of default by the bank, which the Company believes to be remote.

         Contracts

                  In the normal course of business, the Company provides
              services to its clients which may require the Company to comply with certain performance criteria. The Company believes that the ultimate liability, if any, incurred under these contracts will not have a material adverse effect on the Company's consolidated results of operations or financial position.


         Contingent put rights

                  Under the terms of various stock agreements, a total of
              1,463,376 shares of Class A Common Stock are subject to contingent put rights. For

                  PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 -----------


              600,000 and 323,376 of these shares, the holders may require the Company to repurchase the shares at fair value in the event the Company's Class A Common Stock is not publicly traded by the years 2010 and 2000, respectively. For 540,000 of these shares, the holders may require the Company to repurchase the shares at the original cost plus 8% interest, accrued from the date of purchase, in the event the holders' employment or directorship terminates.

         Litigation

                   There are various claims and pending actions against the
              Company arising in the ordinary course of the conduct of its business. The Company believes that these claims and actions will have no material adverse effect on the Company's financial condition, results of operations or cash flow.

         Year 2000

                   The inability of computers, software and other equipment
              utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems could be unable to accurately process certain date-based information. The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance and does not believe compliance with the Year 2000 requirements will have a material adverse effect on the Company's business or results of operations. The Company is performing an assessment of its obligations to make any of its clients' systems Year 2000 compliant, including an estimate of the cost and revenues to be incurred in fulfilling such obligations, and monitors this assessment on an ongoing basis. Based on such assessment, the Company does not believe that its client obligations with respect to the Year 2000 issue will have a material adverse impact on the financial position and results of operations of the Company.

14.      Retirement Plan and Other Employee Trusts

              During 1989, the Company established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is January 1 to December 31 and allows eligible employees to contribute between 1% and 15% of their annual compensation, including overtime pay, bonuses and commissions. The Plan was amended effective January 1, 1996 to change the Company's contribution from 2% of the participants' defined annual compensation, to a formula matching employees' contributions at a two-thirds rate, up to a maximum Company contribution of 4%. The Company's cash contribution for the years ended December 31, 1997, 1996 and 1995 amounted to $7,388, $4,785 and $1,919, respectively. The Company's contribution of common stock for the years ended December 31, 1997, 1996 and 1995 totaled 128,795, 6,325 and
         99,486 shares, respectively, which were allocated to participants' plan accounts using a formula based on compensation. Compensation expense of $631, $14, and $224, respectively, was recorded as a result of these share contributions.

              In 1992 the company established a European trust, for the benefit of non-U.S. based employees, to which 11,926 shares were contributed in 1995. Compensation expense of $26 was recorded in 1995 as a result of this grant.

              In 1996, the company contributed 162,143 shares to certain trusts established for the benefit of employees transitioning to the company pursuant to certain contracts. Compensation expense of $405 was recorded in 1996 related to these grants.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------




15.      Supplemental Cash Flow Information

                                                              1997            1996           1995
                                                           ----------     ------------     -------
Cash paid during the year for:
    Interest                                               $    1,283     $      1,877     $  671
                                                           ==========     ============     ======

    Income taxes                                           $   23,325     $     28,032     $7,031
                                                           ==========     ============     ======


Non-cash investing and financing activities:

Issuance of common stock for acquisition
     of businesses                                         $    2,701     $      6,545     $ --
                                                           ==========     ============     ======

Issuance of stock options for acquisition
     of business                                           $    1,500     $       --       $ --
                                                           ==========     ============     ======

Liabilities assumed in acquisition of businesses           $    7,693     $      4,150     $ --
                                                           ==========     ============     ======

Repurchase of shares issued under Restricted
     Stock Plan in exchange for reductions in
     notes receivable from stockholders                    $    2,353     $        225       --
                                                           ==========     ============     ======

Purchase of shares financed by notes
     receivable from stockholders                          $    1,427     $      3,065     $  901
                                                           ==========     ============     ======

Reversal of deferred compensation                          $    1,050     $       --       $ --
                                                           ==========     ============     ======

Contract rights issued (cancelled) at inception
    and renegotiation of Swiss Bank Agreement              ($   4,146)    $      4,544     $ --
                                                           ==========     ============     ======

Stock options issued for investments in
     and advances to unconsolidated
     affiliates                                            $     --       $        706     $ --
                                                           ==========     ============     ======

Transfer of assets upon assignment of lease obligation     $     --       $       --       $1,008
                                                           ==========     ============     ======

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ---------




16.      Related Party Transactions

              During 1996 and 1997, certain officers financed the purchase of Class A Common Stock with a bank. In addition, the Company entered into an agreement with this bank under which, if the Company's Class A common shares are not publicly traded prior to the earlier of June 30, 1998 or the maturity date of the individual loans, the Company would purchase, at the bank's option, any of these loans. As of December 31, 1997, approximately $1,546 remain outstanding under these loans. All of these loans bear interest at the prime rate plus 1% (currently 9.5%) and are due at various dates between July 1, 1998 and July 22, 1999.

              In March 1996, the Company loaned $615 to an executive. The note bears interest at a rate of 5.98% per annum and is payable at the fifteenth anniversary of the date of the note or at an earlier date if the Company's common stock is publicly traded. In April 1997, the Company loaned an additional $2,397 to this executive. For these additional loans, up to $1,169 is collateralized by the Company's Class A common shares held by this executive and $1,000 is collateralized by a mortgage on the executive's residence. These additional loans will bear interest at the greater of 7.25% or the applicable federal rate. As of December 31, 1997, the principal balance remaining on these notes is $2,169. In July 1997, the Company repurchased 1,400,000 shares of common stock from this executive, following his resignation, through a reduction of $1,830 in outstanding notes receivable.

              In August 1996, an officer of the Company obtained funding in the amount of $350 from a bank. The Company entered into a third party agreement with this bank under which, if the Company's Class A common shares are not publicly traded prior to the earlier of June 30, 1998 or the maturity date of the loan, the Company will purchase the loan at the bank's option. The maturity date of this loan is February 26, 2000.

              In January and February 1997, the Company loaned $450 to an executive at the rate of 8%. The notes were collateralized by the executive's Class A common shares. Prior to year end, the notes and the related shares were canceled.

              In August 1997, the Company also loaned $250 to an executive at the rate of 8%. This note is collateralized by the executive's Class A common shares and is payable in August 2000.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------

              A former officer of the Company has three outstanding loans totaling $349 with the Company. These loans are secured by the Company's Class A common shares held by the executive and are due by December 31, 1999.

              In 1996, the Company entered into an agreement with Perot Investments, Inc. ("PII") pursuant to which the Company licensed certain software from PII. The Company sublicensed such software to The Witan Company, L.P. ("Witan"). Witan paid a license fee of $1,000 directly to PII in connection with the license. The Company had a separate contract with Witan to perform development work on the licensed software. The contract was terminated in 1997. PII is an affiliate of a stockholder of the Company.

17.      Earnings Per Share

              In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per common share with basic earnings per share, with the principal difference being that common stock equivalents are not considered in computing basic earnings per share. The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------

                                                                                         PER-SHARE
                                                               INCOME        SHARES       AMOUNT
                                                               ------        ------      ----------

              FOR THE YEAR ENDED 1995

         Net income                                              10,813
         Less preferred stock dividend                             (595)
                                                                 ------
         BASIC EARNINGS PER COMMON SHARE
         Net income attributed to common shareholders            10,218     31,151      $         0.33
                                                                                        ==============
         Dilutive options                                                    2,215
                                                                 -----------------
         DILUTED EARNINGS PER COMMON SHARE
         Net income attributed to common stockholders
           Plus assumed conversions                              10,218     33,366      $         0.31
                                                                                        ==============

              FOR THE YEAR ENDED 1996

         Net income                                              20,499
         Less preferred stock dividend                             (447)
                                                                 ------
         BASIC EARNINGS PER COMMON SHARE
         Net income attributed to common shareholders             20,052    37,055      $         0.54
                                                                                        ==============
         Dilutive options                                                    5,116
                                                                 -----------------
         DILUTED EARNINGS PER COMMON SHARE
         Net income attributed to common stockholders
           Plus assumed conversions                               20,052     42,171     $         0.48
                                                                                        ==============

              FOR THE YEAR ENDED 1997

         Net income                                              11,217
         Less preferred stock dividend                               -
                                                                 ------
         BASIC EARNINGS PER COMMON SHARE
         Net income attributed to common shareholders            11,217      39,168     $         0.29
                                                                                        ==============
         Dilutive options                                                     8,428
                                                                 -----------------
         DILUTED EARNINGS PER COMMON SHARE
         Net income attributed to common stockholders
           Plus assumed conversions                              11,217      47,596     $         0.24
                                                                                        ==============

         The effect of this accounting change on previously reported earnings per share data was as follows:


         PER SHARE AMOUNTS                                           1996              1995
                                                              -----------------------------
         Primary EPS as reported                               $       0.40    $       0.30
         Effect of SFAS No. 128                                        0.14            0.03
                                                              -----------------------------
         Basic EPS as restated                                 $       0.54    $       0.33
                                                               ============================

         Fully diluted EPS as reported                         $       0.40    $       0.30
         Effect of SFAS No. 128                                        0.08            0.01
                                                               ----------------------------
         Diluted EPS as restated                               $       0.48    $       0.31
                                                               ============================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All other information required by Items 10, 11, 12 and 13, is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 8, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  (1) and (2)  Financial Statements and Financial Statement Schedule

         The consolidated financial statements of Perot Systems Corporation and subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

         (3) Exhibits

Exhibit
Number   Description
------   -----------
3.1*     Amended and Restated Certificate of Incorporation
3.2*     Amended and Restated Bylaws
10.1*    1991 Stock Option Plan
10.2*    Form Option Agreement (1991 Option Plan)
10.3*    Restricted Stock Plan
10.4*    Form Restricted Stock Agreement (Restricted Stock Plan)
10.5*    1996 Non-employee Director Stock Option/Restricted Stock Incentive Plan
10.6*    Form Restricted Stock Agreement (Non-Employee Director Stock Option/ Restricted Stock Plan
10.7*    Form Option Agreement (Non-Employee Stock Option/Restricted Stock Plan)
10.8*    Advisor Stock Option/Restricted Stock Incentive Plan
10.9*    Form Restricted Stock Agreement (Advisor Stock Option/Restricted Stock Plan)
10.10*   Form Option Agreement (Advisor Stock Option/Restricted Stock Plan)
10.11*   Stock Purchase Agreement dated as of August 20, 1992, between the Company and Meyerson Family Limited Partnership
10.12*   Stock Option Grant dated as of June 27, 1995, by the Company in favor of James A. Cannavino
10.13*   Employment Agreement dated as of September 16, 1995, by and between the Company and James A. Cannavino
10.14*   Promissory Note dated December 18, 1995, made by James A. Cannavino in favor of the Company in the principal amount of
         $1,400,000
10.15*   Promissory Note dated January 1, 1996, made by James A. Cannavino in favor of the Company in the principal amount of
         $1,500,000
10.16*   Pledge Agreement made as of December 18, 1995, by James A. Cannavino in favor of the Company
10.17*   Modification Agreement dated as of March 7, 1997, between the Company and James A. Cannavino
10.18*   Deed of Trust dated April 15, 1997, made by James A. Cannavino in favor of the Company
10.19*   Promissory note dated April 14, 1997, made  by James A. Cannavino in favor of the Company
10.20*   Associate Agreement dated July 8, 1996, between the Company and James Champy
10.21*   Restricted Stock Agreement dated July 8, 1996, between the Company and James Champy
10.22*   Letter Agreement dated July 8, 1996, between James Champy and the Company
10.23*   Promissory Note dated June 17, 1996, made by Guillermo G. Marmol in favor of the Company
10.24*   Pledge dated June 17, 1996, made by Guillermo G. Marmol in favor of the Company
10.25*   Agreement dated June17, 1996, among the Company, Guillermo Marmol and NationsBank of Texas, N.A.
10.26*   Promissory Note dated June 17, 1996, made by Guillermo G. Marmol in favor of NationsBank of Texas, N.A.

10.27*    Agreement dated August 26, 1996, among the Company, Donald D. Drobny and NationsBank of Texas, N.A.
10.28*    Promissory Note dated August 26, 1996, made by Donald D. Drobny in favor of NationsBank of Texas, N.A.
10.29*    Promissory Note dated July 31, 1996, made by the Company in favor of NationsBank N.A.
10.30*    Amended and Restated PSC Stock Option and Purchase Agreement dated as of April 24, 1997, by and between Swiss Bank
          Corporation and the Company
10.31*    Amended and Restated Master Operating Agreement dated as of January 1, 1997, between Swiss Bank Corporation and the
          Company
10.32*    Amended and Restated Agreement for EPI Operational Management Services dated as of January 1, 1997
10.33**   Form of Stock Option Agreement for the Perot Systems Corporation 1991 Stock Option Plan
10.34***  Restricted Stock Agreement dated as of December 22, 1995, between the Company and Morton H. Meyerson
10.35***  Promissory Note in the principal amount of $187,500 dated as of January 28, 1997, made by Terry M. Ashwill payable to the
          Company.
10.36***  Bridge Note in the principal amount of $187,500, dated as of January 28, 1997, made by Terry M. Ashwill payable to the
          Company.
10.37***  Promissory Note in the principal amount of $37,500, dated as of February 14, 1997, made by Terry M. Ashwill payable to the Company.
10.38***  Bridge Note in the principal amount of $37,500, dated as of February 14, 1997, made by Terry M. Ashwill payable to the
          Company.
10.39***  Pledge Agreement dated as of January 28, 1997, between the Company and Terry M. Ashwill.
10.40***  Pledge Agreement dated as of February 14, 1997, between the Company and Terry M. Ashwill.
10.41***  Letter Agreement dated as of December 23, 1997, between the Company and Terry M. Ashwill.
10.42***  Letter Agreement dated as of January 4, 1997, between the Company and Terry M. Ashwill.
10.43***  Letter Agreement dated November 17, 1997, between the Company and George H. Heilmeier.
11***     Statement re Computation of Earnings Per Share
21***     Subsidiaries of the Registrant
23.1***   Consent of Coopers & Lybrand L.L.P. dated March 30, 1998.
27***     Financial Data Schedule
27.a***   Restated Financial Data Schedule for December 31, 1996
27.b***   Restated Financial Data Schedule for September 30, 1997
27.c***   Restated Financial Data Schedule for June 20, 1997
27.d***   Restated Financial Data Schedule for March 31, 1997
99(a)***  Schedule VIII -Valuation and Qualifying Accounts


*This exhibit is incorporated by reference to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on April 30, 1997, as amended.

**This exhibit is incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997.

***This exhibit is filed herewith.

B. There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PEROT SYSTEMS CORPORATION

Dated: March 30, 1998

                                               By: /s/ Ross Perot
                                                  ------------------------------
                                                  Ross Perot,
                                                  CHAIRMAN, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                             DATE
---------                           -----                             ----
/s/ ROSS PEROT               Chairman, President and
                             Chief Executive Officer
                             (Principal Executive
                                   Officer)                      March 30, 1998

/s/ JAMES CHAMPY             Vice President and
                             Director                            March 30, 1998

/s/ TERRY ASHWILL            Vice President and
                             Chief Financial Officer
                             (Principal Financial and
                                   Accounting Officer)           March 30, 1998

/s/ STEVE BLASNIK             Director                           March 30, 1998

/s/ ROSS PEROT, JR.           Director                           March 30, 1998

/s/ GEORGE H. HEILMEIER       Director                           March 30, 1998

/s/ CARL H. HAHN              Director                           March 30, 1998

                                 EXHIBIT INDEX

Exhibit
Number   Description
------   -----------
3.1*     Amended and Restated Certificate of Incorporation
3.2*     Amended and Restated Bylaws
10.1*    1991 Stock Option Plan
10.2*    Form Option Agreement (1991 Option Plan)
10.3*    Restricted Stock Plan
10.4*    Form Restricted Stock Agreement (Restricted Stock Plan)
10.5*    1996 Non-employee Director Stock Option/Restricted Stock Incentive Plan
10.6*    Form Restricted Stock Agreement (Non-Employee Director Stock Option/Restricted Stock Plan
10.7*    Form Option Agreement (Non-Employee Stock Option/Restricted Stock Plan)
10.8*    Advisor Stock Option/Restricted Stock Incentive Plan
10.9*    Form Restricted Stock Agreement (Advisor Stock Option/Restricted Stock Plan)
10.10*   Form Option Agreement (Advisor Stock Option/Restricted Stock Plan)
10.11*   Stock Purchase Agreement dated as of August 20, 1992, between the Company and Meyerson Family Limited Partnership
10.12*   Stock Option Grant dated as of June 27, 1995, by the Company in favor of James A. Cannavino
10.13*   Employment Agreement dated as of September 16, 1995, by and between the Company and James A. Cannavino
10.14*   Promissory Note dated December 18, 1995, made by James A. Cannavino in favor of the Company in the principal amount of
         $1,400,000
10.15*   Promissory Note dated January 1, 1996, made by James A. Cannavino in favor of the Company in the principal amount of
         $1,500,000
10.16*   Pledge Agreement made as of December 18, 1995, by James A. Cannavino in favor of the Company
10.17*   Modification Agreement dated as of March 7, 1997, between the Company and James A. Cannavino
10.18*   Deed of Trust dated April 15, 1997, made by James A. Cannavino in favor of the Company
10.19*   Promissory note dated April 14, 1997, made  by James A. Cannavino in favor of the Company
10.20*   Associate Agreement dated July 8, 1996, between the Company and James Champy
10.21*   Restricted Stock Agreement dated July 8, 1996, between the Company and James Champy
10.22*   Letter Agreement dated July 8, 1996, between James Champy and the Company
10.23*   Promissory Note dated June 17, 1996, made by Guillermo G. Marmol in favor of the Company
10.24*   Pledge dated June 17, 1996, made by Guillermo G. Marmol in favor of the Company
10.25*   Agreement dated June 17, 1996, among the Company, Guillermo Marmol and NationsBank of Texas, N.A.
10.26*   Promissory Note dated June 17, 1996, made by Guillermo G. Marmol in favor of NationsBank of Texas, N.A.
10.27*    Agreement dated August 26, 1996, among the Company, Donald D. Drobny and NationsBank of Texas, N.A.
10.28*    Promissory Note dated August 26, 1996, made by Donald D. Drobny in favor of NationsBank of Texas, N.A.
10.29*    Promissory Note dated July 31, 1996, made by the Company in favor of NationsBank N.A.
10.30*    Amended and Restated PSC Stock Option and Purchase Agreement dated as of April 24, 1997, by and between Swiss Bank
          Corporation and the Company
10.31*    Amended and Restated Master Operating Agreement dated as of January 1, 1997, between Swiss Bank Corporation and the
          Company
10.32*    Amended and Restated Agreement for EPI Operational Management Services dated as of January 1, 1997
10.33**   Form of Stock Option Agreement for the Perot Systems Corporation 1991 Stock Option Plan
10.34***  Restricted Stock Agreement dated as of December 22, 1995, between the Company and Morton H. Meyerson
10.35***  Promissory Note in the principal amount of $187,500, dated as of January 28, 1997, made by Terry M. Ashwill payable to the
          Company.
10.36***  Bridge Note in the principal amount of $187,500, dated as of January 28, 1997, made by Terry M. Ashwill payable to the
          Company.
10.37***  Promissory Note in the principal amount of $37,500, dated as of February 14, 1997, made by Terry M. Ashwill payable to the Company.
10.38***  Bridge Note in the principal amount of $37,500, dated as of February 14, 1997, made by Terry M. Ashwill payable to the
          Company.
10.39***  Pledge Agreement dated as of January 28, 1997, between the Company and Terry M. Ashwill.
10.40***  Pledge Agreement dated as of February 14, 1997, between the Company and Terry M. Ashwill.
10.41***  Letter Agreement dated as of December 23, 1997, between the Company and Terry M. Ashwill.
10.42***  Letter Agreement dated as of January 4, 1997, between the Company and Terry M. Ashwill.
10.43***  Letter Agreement dated November 17, 1997, between the Company and George H. Heilmeier.
11***     Statement re Computation of Earnings Per Share
21***     Subsidiaries of the Registrant
23.1***   Consent of Coopers & Lybrand L.L.P. dated March 30, 1998.
27***     Financial Data Schedule
27.a***   Restated Financial Data Schedule for December 31, 1996
27.b***   Restated Financial Data Schedule for September 30, 1997
27.c***   Restated Financial Data Schedule for June 30, 1997
27.d***   Restated Financial Data Schedule for March 31, 1997
99(a)***  Schedule VIII -Valuation and Qualifying Accounts


*This exhibit is incorporated by reference to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on April 30, 1997, as amended.

**This exhibit is incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997.

***This exhibit is filed herewith.