Form 10-Q
period 1998-03-31
PEROT SYSTEMS CORP
filed 1998-05-15
CIK 894253

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from         to

                         Commission File Number 0-22495

                            PEROT SYSTEMS CORPORATION

             (Exact name of registrant as specified in its charter)

         DELAWARE                                      75-2230700
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


          12377 MERIT DRIVE, SUITE 1100, DALLAS, TEXAS      75251
          (Address of principal executive offices)        (Zip Code)


                                 (972) 383-5600
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

As of April 30, 1998, the registrant had outstanding 38,210,018 shares of Class A common stock.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998


INDEX                                                                                            Page


PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1998 and
                  December 31, 1997                                                               3

         Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 1998 and 1997                                                         4

         Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 1998 and 1997                                                         5

         Notes to Condensed Consolidated Financial Statements                                   6-7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                8-10

PART II:  OTHER INFORMATION                                                                      11

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                        11


SIGNATURES                                                                                       12

EXHIBIT INDEX                                                                                    13

ITEM 1.  FINANCIAL STATEMENTS


                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                  March 31, 1998    December 31, 1997
ASSETS
   Current assets:
      Cash and cash equivalents                                       $ 61,584           $ 35,298
      Accounts receivable, net                                         125,237            105,230
      Prepaid expenses and other                                        12,710             12,578
      Deferred income taxes                                             24,906             24,962
                                                                      --------           --------
          Total current assets                                         224,437            178,068

   Property, equipment and purchased software, net                      41,213             50,703
   Other assets                                                         35,171             38,332
                                                                      --------           --------
          Total assets                                                $300,821           $267,103
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities on capital lease obligations
        and long-term debt                                            $  1,066           $  1,367
      Accounts payable                                                  51,044             35,760
      Income taxes payable                                              14,499             10,287
      Accrued liabilities                                               83,149             76,040
      Deferred revenue                                                  28,006             23,258
      Accrued compensation                                              16,987             23,449
                                                                      --------           --------
          Total current liabilities                                    194,751            170,161

   Capital lease obligations and long-term debt,
    less current maturities                                              1,637              1,532
   Other long-term liabilities                                           2,210              2,094
                                                                      --------           --------
          Total liabilities                                            198,598            173,787
                                                                      --------           --------

   Stockholders' equity:
      Common stock                                                         406                406
      Other stockholders' equity                                       101,817             92,910
                                                                      --------           --------
          Total stockholders' equity                                   102,223             93,316
                                                                      --------           --------
          Total liabilities and stockholders' equity                  $300,821           $267,103
                                                                      ========           ========










   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               Three months ended March 31,
                                                                                  1998           1997
                                                                                ---------      ---------
Contract revenue                                                                $ 214,087      $ 169,071

Costs and expenses:
     Direct cost of services                                                      170,190        129,714
     Selling, general and administrative expenses                                  32,509         30,845
                                                                                ---------      ---------
Operating income                                                                   11,388          8,512

Interest income                                                                       786            623
Interest expense                                                                      (81)          (227)
Equity in earnings/(losses) of unconsolidated affiliates, net                         983            (27)
Other income/(expense)                                                              2,653          1,990
                                                                                ---------      ---------
Income before taxes                                                                15,729         10,871
Provision for income taxes                                                          6,685          4,188
                                                                                ---------      ---------

     Net income                                                                 $   9,044      $   6,683
                                                                                =========      =========


Net income attributed to common shareholders                                    $   9,044      $   6,683

Basic and diluted earnings per common share:
     Basic earnings per common share                                            $    0.24      $    0.17
     Weighted average common shares outstanding                                    38,145         39,738

     Diluted earnings per common share                                          $    0.20      $    0.14
     Weighted average common shares outstanding                                    44,866         48,729




   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Three months ended March 31,
                                                                        1998          1997
                                                                      --------      --------
Cash flows from operating activities:
         Net income                                                   $  9,044      $  6,683

         Adjustments to reconcile net income to net cash
              provided by operating activities
         Depreciation and amortization                                   8,899         6,546
         Other non-cash items                                           (3,388)         (998)
         Changes in current assets                                     (12,975)        5,989
         Changes in current liabilities                                 24,618        (5,475)
                                                                      --------      --------
              Net cash provided by operating activities                 26,198        12,745
                                                                      --------      --------

    Cash flows from investing activities:
         Purchase of property, equipment and software                   (5,037)      (10,610)
         Proceeds from sale of property, equipment and software            239           501
         Acquisition of businesses, net of cash acquired of
           $850 in 1997                                                     --        (2,550)
         Proceeds from sale of nonmarketable equity securities           5,162            --
         Investment in and advances to minority interests                  (51)       (2,033)
                                                                      --------      --------

              Net cash provided by (used in) investing activities          313       (14,692)
                                                                      --------      --------

    Cash flows from financing activities:
         Principal payments on debt and capital lease obligations         (194)         (850)
         Short-term borrowings                                              --        10,000
         Proceeds from issuance of common stock                             --            11
         Repayment of stockholder notes receivable                          97            66
         Proceeds from issuance of treasury stock                          453           322
         Purchase of treasury stock                                       (257)       (1,382)
                                                                      --------      --------
              Net cash provided by financing activities                     99         8,167
                                                                      --------      --------

    Effect of exchange rate changes on cash and cash equivalents          (324)       (1,636)
                                                                      --------      --------

    Net increase in cash and cash equivalents                           26,286         4,584

    Cash and cash equivalents at beginning of period                    35,298        27,516
                                                                      --------      --------

    Cash and cash equivalents at end of period                        $ 61,584      $ 32,100
                                                                      ========      ========





   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant inter-company transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 as filed in the Company's Form 10-K filed with the SEC on March 31, 1998. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results for the year ending December 31, 1998. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1997 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

NOTE 2. IMPLEMENTATION OF NEW ACCOUNTING STANDARD

The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" during the first quarter of 1998. The Company's total comprehensive income was as follows:

                                                    Three months ended March 31,
                                                        1998          1997
                                                       -------      -------
Net income                                             $ 9,044      $ 6,683
Foreign currency translation adjustments                  (996)        (162)
                                                       -------      -------
Total comprehensive income                             $ 8,048      $ 6,521


NOTE 3.  ACQUISITIONS

There were no acquisitions during the three months ended March 31, 1998.

During the first quarter of 1997, the Company completed three business acquisitions accounted for under the purchase method of accounting. Collectively, total consideration included $3,400 in cash, $1,180 in the form of 190,000 shares of the Company's Class A Common Stock, and $1,500 in the form of 550,000 options to purchase the Company's Class A Common Stock. On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place on January 1, 1997 and January 1, 1998 the impact on revenue, net income and earnings per share would not have been material.

During the three months ended March 31, 1997, the Company invested an additional $1,033 in an existing unconsolidated limited partnership venture capital fund and purchased an interest in another unconsolidated entity for $1,000.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.  BORROWINGS

There were no borrowings outstanding under the Company's $40,000 line of credit at March 31, 1998 and December 31, 1997.

NOTE 5.  STOCKHOLDERS' EQUITY

Significant changes in stockholders' equity included the issuance of 401,123 shares and the repurchase of 583,439 shares of the Company's Class A Common Stock which caused a net increase of $833 in treasury stock. A portion of the Stock repurchased from Employees during the first quarter of 1998 had been financed by Employee Stock Loans. The decline of $895 in Stockholders' notes receivable was due primarily to the offsetting of notes held against Stock repurchased.

At March 31, 1998 there were 38,045,391 shares of the Company's Class A Common Stock outstanding, 50,000 shares of the Company's Class B Convertible Common Stock and 2,479,985 shares held in treasury. At December 31, 1997, there were 38,227,707 shares of the Company's Class A Common Stock outstanding, 50,000 shares of the Company's Class B Convertible Common Stock and 2,298,612 shares held in treasury.

NOTE 6.  OTHER

In April 1998, the Company paid a fee of $536 to terminate a contract-related interest rate swap agreement.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998 and 1997

         Contract revenue increased in the first quarter of 1998 by 27% to $214.1 million from $169.1 million in 1997, due to $19.2 million in revenue from two significant contracts entered into the third quarter of 1997, $9.9 million in revenue from business acquired in the first quarter of 1997, and a $15.9 million increase in revenue from other new and existing business.

         Domestic contract revenue grew by 26% in the first quarter of 1998 to $139.5 million from $111.1 million in the first quarter of 1997, and decreased slightly as a percentage of total contract revenue to 65% from 66% over the same period.

         Non-domestic contract revenue, comprised of European and Asian operations, grew by 29% in the first quarter of 1998 to $74.6 million from $58.0 million in the first quarter of 1997, and increased as a percentage of total contract revenue to 35% from 34%.

         Direct cost of services increased in the first quarter of 1998 by 31% to $170.2 from $129.7 million in the first quarter of 1997, due primarily to continued growth in the Company's business. Selling, general and administrative expenses ("SG&A") increased slightly in the first quarter of 1998 by 5% to $32.5 million from $30.8 million in the first quarter of 1997.

         Equity in earnings of unconsolidated affiliates, net, increased in the first quarter of 1998 to $1.0 million due to improved financial results from the Company's Equity Investments. Other income/(expense) increased in the first quarter of 1998 to $2.7 million from $2.0 million in the first quarter of 1997 primarily due to the $3.0 million gain on the sale of the Company's limited partnership interests in a venture capital fund which was offset in part by the $1.2 million decrease in foreign exchange gains and the $1.0 million decrease in gains on asset sales.

         As a result of the factors noted above, operating income increased in the first quarter of 1998 to $11.4 million from $8.5 million in the first quarter of 1997, and operating margin increased to 5.3% from 5.0%. Net income increased 34% in the first quarter of 1998 to $9.0 million from $6.7 million in the first quarter of 1997 and net income margin increased to 4.2% from 4.0%.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1998, cash and cash equivalents increased 74% from $35.3 million to $61.6 million from year end 1997 primarily from operating activities.

         Cash flow from operating activities increased to $26.2 million from $12.7 million for the periods ended March 31, 1998 and 1997, respectively. The increase in cash flow from operating activities was due primarily to general business growth, and increased control over accounts receivable collections. There was a $30.0 million increase in current liabilities such as accounts payable, deferred revenue and accrued compensation offset in part by a $19.0 million increase in current assets consisting primarily of increased accounts receivable.

         Net cash provided by investing activities was $0.3 million for the first quarter of 1998, compared to net cash used in investing activities of $14.7 million for the first quarter of 1997. Cash expenditures for property and equipment during the first quarter of 1998 decreased to approximately $5.0 million compared to approximately $10.6 million in the prior year period, reflecting increased emphasis on cost control. In the first quarter 1998, proceeds from the sale of nonmarketable equity securities was $5.2 million due to the sale of the Company's limited partnership interests in a venture capital fund.

         For the first quarter of 1998, net cash provided by financing activities was approximately $0.1 million, compared to $8.2 million for the first quarter of 1997. This decrease was due primarily to a $10.0 million borrowing on the Company's line of credit at March 31, 1997 compared to no borrowing at March 31, 1998. Additionally, the Company used $1.4 million in cash to repurchase shares of the Company's Class A Common Stock during the first quarter of 1997 compared to $0.3 million during the first quarter of 1998.

         As of March 31, 1998, the Company has $40.0 million in available borrowing under a line of credit with a financial institution. At March 31, 1998, there were no outstanding borrowings on this line. No other sources of outside financing were obtained during the first quarter of 1998.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


         The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The adoption of this SOP is not expected to have a material impact on the annual financial position or operating results of the Company.

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems could be unable to accurately process certain date-based information. The Company believes it has identified all significant internal applications that will require modification to ensure Year 2000 Compliance and does not believe compliance with the Year 2000 requirements will have a material adverse effect on the Company's business or results of operations. The Company is performing an assessment of its obligations to make any of its clients' systems Year 2000 compliant, including an estimate of the cost and revenues to be incurred in fulfilling such obligations, and monitors this assessment on an ongoing basis. Based on such assessment, the Company does not believe that its client obligations with respect to the Year 2000 issue will have a material adverse impact on the financial position and results of operations of the Company.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998


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

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits required by Item 601 of Regulation S-K

                  a)  EXHIBITS.

                       Exhibit No.       Document
                       -----------       --------
                            11       Computation of Earnings per Common Share
                            27       Financial Data Schedule



         (b)   Reports of Form 8-K

               No reports were filed on Form 8-K during the three months ended March 31, 1998.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PEROT SYSTEMS CORPORATION
                                                (Registrant)



Date: May 15, 1998                           By  /s/ TERRY ASHWILL
                                               ---------------------
                                               Terry Ashwill
                                               Vice President and Chief
                                               Financial Officer

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

                                  EXHIBIT INDEX



 Exhibit No.           Description
------------           ---------------------------------------------------------
         11            Computation of Earnings per Common Share.

         27            Financial Data Schedule as of March 31, 1998
