Form 10-Q
period 1998-06-30
PEROT SYSTEMS CORP
filed 1998-08-13
CIK 894253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1998

                           or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1998, the registrant had outstanding 38,416,170 shares of Class A Common Stock.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

INDEX


                                                                                          Page
PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 1998 and
                 December 31, 1997........................................................     1
          Condensed Consolidated Statements of Operations for the three months
                 and six months ended June 30, 1998 and 1997..............................     2
          Condensed Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1998 and 1997.............................................     3

                 Notes to Condensed Consolidated Financial Statements.....................   4-9

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................ 10-16

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS................................................................    17

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................    17

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K..................................................    18

SIGNATURES................................................................................    19

EXHIBIT INDEX.............................................................................    20

ITEM 1:  FINANCIAL STATEMENTS


                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                         ASSETS
                                                                                  JUNE 30, 1998    DECEMBER 31, 1997
                                                                                  -------------    -----------------
Current assets:
     Cash and cash equivalents ............................................        $     68,256       $     35,298
     Accounts receivable, net .............................................             140,527            105,230
     Prepaid expenses and other ...........................................              16,721             12,578
     Deferred income taxes ................................................              28,958             24,962
                                                                                   ------------       ------------
         Total current assets .............................................             254,462            178,068

Property, equipment and purchased software, net ...........................              40,663             50,703
Other assets ..............................................................              36,497             38,332
                                                                                   ------------       ------------
         Total assets .....................................................        $    331,622       $    267,103
                                                                                   ============       ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities on capital lease obligations and long-term debt ...        $      1,241       $      1,367
     Accounts payable .....................................................              56,313             35,760
     Accrued liabilities ..................................................              82,800             76,040
     Accrued compensation .................................................              34,182             23,449
     Other current liabilities ............................................              38,473             33,545
                                                                                   ------------       ------------
         Total current liabilities ........................................             213,009            170,161

Capital lease obligations and long-term debt, less current maturities .....               1,150              1,532
Other long-term liabilities ...............................................               1,922              2,094
                                                                                   ------------       ------------
         Total liabilities ................................................             216,081            173,787
                                                                                   ------------       ------------
Stockholders' equity:
     Common stock .........................................................                 406                406
     Other stockholders' equity ...........................................             115,964             93,704
     Accumulated other comprehensive income ...............................                (829)              (794)
                                                                                   ------------       ------------
         Total stockholders' equity .......................................             115,541             93,316
                                                                                   ------------       ------------
         Total liabilities and stockholders' equity .......................        $    331,622       $    267,103
                                                                                   ============       ============

  The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                               1998          1997           1998          1997
                                                            ---------     ---------      ---------     ---------
Revenue ................................................    $ 238,625     $ 185,011      $ 452,712     $ 354,082

Costs and expenses:
       Direct cost of services .........................      189,973       148,936        359,891       278,650
       Selling, general and administrative expenses ....       33,269        32,814         66,050        63,659
                                                            ---------     ---------      ---------     ---------
Operating income .......................................       15,383         3,261         26,771        11,773

Interest income ........................................          793           300          1,579           923
Interest expense .......................................          (45)         (273)          (126)         (500)
Equity in earnings/(losses) of affiliate ...............        1,529           253          2,511           226
Other income/(expense), net ............................         (100)         (330)         2,554         1,660
                                                            ---------     ---------      ---------     ---------
Income before taxes ....................................       17,560         3,211         33,289        14,082
Provision for income taxes .............................        7,460         1,796         14,145         5,984
                                                            ---------     ---------      ---------     ---------
       Net income ......................................    $  10,100     $   1,415      $  19,144     $   8,098
                                                            =========     =========      =========     =========
Basic and diluted earnings per common share:
       Basic earnings per common share .................    $    0.26     $    0.04      $    0.50     $    0.20
       Weighted average common shares outstanding ......       38,302        39,875         38,224        39,754

       Diluted earnings per common share ...............    $    0.21     $    0.03      $    0.40     $    0.16
       Weighted average diluted common shares
       outstanding .....................................       48,317        48,628         47,456        49,159


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                       1998            1997
                                                                                   ------------    ------------
  Cash flows from operating activities:
       Net income ............................................................     $     19,144    $      8,098

       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization .....................................           16,826          15,162
           Other non-cash items ..............................................           (3,650)          3,195
           Changes in current assets .........................................          (39,829)          5,804
           Changes in current liabilities ....................................           39,938         (26,526)
                                                                                   ------------    ------------
                    Net cash provided by operating activities ................           32,429           5,733
                                                                                   ------------    ------------
Cash flows from investing activities:
       Purchase of property, equipment and software ..........................          (12,613)        (23,633)
       Proceeds from sale of property, equipment and software ................            7,530             525
       Acquisition of businesses, net of cash acquired of $532 in 1997 .......             --           (13,452)
       Proceeds from sale of nonmarketable equity securities .................            5,162            --
       Investments in and advances to minority interests .....................             (358)         (3,082)
                                                                                   ------------    ------------
                    Net cash used in investing activities ....................             (279)        (39,642)
                                                                                   ------------    ------------
Cash flows from financing activities:
       Principal payments on debt and capital lease obligations ..............             (513)         (1,571)
       Proceeds from short-term borrowings ...................................             --            18,800
       Proceeds from issuance of common stock ................................             --               381
       Proceeds from sale of stock options ...................................             --             8,139
       Proceeds from issuance of treasury stock ..............................            2,247             560
       Repayment of stockholder notes receivable .............................              164             171
       Purchase of treasury stock ............................................             (890)         (1,388)
                                                                                   ------------    ------------
                    Net cash provided by financing activities ................            1,008          25,092
                                                                                   ------------    ------------
Effect of exchange rate changes on cash and cash equivalents .................             (200)         (1,716)
                                                                                   ------------    ------------
Net increase/(decrease) in cash and cash equivalents .........................           32,958         (10,533)

Cash and cash equivalents at beginning of period .............................           35,298          27,516
                                                                                   ------------    ------------
Cash and cash equivalents at end of period ...................................     $     68,256    $     16,983
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant inter-company transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 as filed in the Company's Registration Statement on Form 10-K filed with the SEC on March 31, 1998. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1997 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

NOTE 2. IMPLEMENTATION OF NEW ACCOUNTING STANDARD

The Company implemented Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" during the first quarter of 1998. The Company's total comprehensive income was as follows:

                                                     For the Three months           For the Six months
                                                        Ended June 30                 Ended June 30
                                                        -------------                 -------------
                                                    1998            1997           1998            1997
                                                 -----------    -----------     -----------     -----------
Net income ..................................    $    10,100    $     1,415     $    19,144     $     8,098
Foreign currency translation adjustments ....            163           (314)            (35)         (1,476)
                                                 -----------    -----------     -----------     -----------
Total comprehensive income ..................    $    10,263    $     1,101     $    19,109     $     6,622
                                                 ===========    ===========     ===========     ===========

NOTE 3.  ACQUISITIONS

There were no acquisitions during the three or six months ended June 30, 1998.

During the first and second quarter of 1997, the Company completed five business acquisitions accounted for under the purchase method of accounting. Collectively, total consideration included $14,386 in cash, $2,701 in the form of 370,000 shares of the Company's Class A Common Stock, and $1,500 in the form of 550,000 options to purchase the Company's Class A Common Stock. On the basis of a proforma consolidation of the results of operations as if the acquisitions had taken place on January 1, 1997 and January 1, 1996, the impact on revenue, net income and earnings per share would not have been material.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


During the six months ended June 30, 1997, the Company purchased an interest in an unconsolidated entity for $1,000. During the three months and six months ended June 30, 1997, the Company invested an additional $494 and $1,527 in an existing unconsolidated limited partnership capital fund. In January, 1998, the Company sold its entire investment in the fund for $5,162, recognized a gain of $2,986, and has no future commitment to the fund.

NOTE 4.  BORROWINGS

There were no borrowings outstanding under the Company's $40,000 line of credit at June 30, 1998 and December 31, 1997. This facility expired July 31, 1998, and was renewed pursuant to the same terms until January 31, 1999.

NOTE 5.  STOCKHOLDERS' EQUITY

The components of other stockholders' equity were as follows:

                                                              June  30, 1998    December 31, 1997
                                                              --------------    -----------------
Additional paid-in-capital .................................   $     67,562       $     61,546
Retained earnings ..........................................         58,191             39,047
Treasury stock .............................................         (4,687)            (3,950)
Notes receivable from stockholders .........................         (1,676)            (2,939)
Deferred compensation ......................................         (3,426)              --
                                                               ------------       ------------
Total other stockholders' equity ...........................   $    115,964       $     93,704
                                                               ============       ============

The primary factors causing an increase in paid-in capital were a $3,582 increase in deferred compensation expense and a $1,854 tax benefit relating to employee stock options exercised during the period. The deferred compensation expense was related to options granted during the six months ended June 30, 1998, and represented the difference between the option exercise price and the fair value of the underlying common stock. The Company recognized $156 of compensation expense during the six months ended June 30, 1998 and will amortize the remaining deferred compensation ratably over the respective vesting periods of the option grants. Prior to any option forfeitures resulting from employee attrition, the estimated amount of deferred compensation expense to be recognized during 1998 is $273 and approximately $362 for each year through 2008. The increase in retained earnings of $19,144 represented net income for the period.

At June 30, 1998, there were 38,308,790 shares of the Company's Class A Common Stock outstanding, 50,000 shares of the Company's Class B Convertible Common Stock and 2,222,154 Class A shares held in treasury. At December 31, 1997, there were 38,227,707 shares of the Company's Class A Common Stock outstanding, 50,000 shares of the Company's Class B Convertible Common Stock and 2,297,112 Class A shares held in treasury.

NOTE 6.  OTHER

In April 1998, the Company paid a fee of $536 to terminate a contract-related interest rate swap agreement. In the second quarter of 1998, the Company recorded a loss accrual of $2,750 to direct cost of services in connection with the planned abandonment of certain leased properties.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 7.  EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per common share with basic earnings per share, with the principal difference being that common stock equivalents are not considered in computing basic earnings per share. The Earnings Per Share amounts for the three months and six months ended June 30, 1997, are restated for the effect of SFAS 128. The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations.

                                                                            SHARES           PER-SHARE
                                                          INCOME        (IN THOUSANDS)        AMOUNT
                                                       ------------     --------------     ------------
FOR THE QUARTER ENDED JUNE 30, 1998
-----------------------------------
BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders .....     $     10,100             38,302     $       0.26
                                                                                           ============
Dilutive options .................................             --               10,015
                                                       ------------     --------------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .......................     $     10,100             48,317     $       0.21
                                                       ============     ==============     ============
FOR THE QUARTER ENDED JUNE 30, 1997

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders .....     $      1,415             39,875     $       0.04
                                                                                           ============
Dilutive options .................................             --                8,753
                                                       ------------     --------------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .......................     $      1,415             48,628     $       0.03
                                                       ============     ==============     ============
FOR THE SIX MONTHS ENDED JUNE 30, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders .....     $     19,144             38,224     $       0.50
                                                                                           ============
Dilutive options .................................             --                9,232
                                                       ------------     --------------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .......................     $     19,144             47,456     $       0.40
                                                       ============     ==============     ============

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------
Net income...............................................     $ 8,098
Less preferred stock dividend............................        --
                                                              -------
BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders.............       8,098      39,754       $ 0.20
                                                                                        ======
Dilutive options.........................................                   9,405
                                                              -------      ------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions...............................     $ 8,098      49,159       $ 0.16
                                                              =======      ======       ======

NOTE 8.  YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems could be unable to accurately process certain date-based information. The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance and does not believe compliance with the Year 2000 requirements will have a material adverse effect on the Company's business or results of operations. The Company is performing an assessment of its obligations to make any of its client's systems Year 2000 compliant, including an estimate of the cost and revenues to be incurred in fulfilling such obligations, and monitors this assessment on an ongoing basis.

The Company estimates the total cost of completing any required modifications, upgrades, or replacements of its internal systems to be approximately $1,000, almost all of which the Company believes will be incurred during the remainder of 1998 and 1999. This estimate is being monitored and will be revised as additional information becomes available. In addition, the Company recorded a $5,196 charge in direct cost of services during the second quarter of 1998 to address Year 2000 exposures for certain client contracts.

NOTE 9:  NEW ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") effective for years beginning after December 15, 1997. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of Statement 131 will have a material impact on its consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

In June 1998, the FASB issued SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

Note 10.  SUBSEQUENT EVENTS

On August 5, 1998, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of the Company's Class A Common Stock. The proposed maximum aggregate offering price is $115,000 and the number of shares to be issued has not yet been determined.

In July, 1998, the Board of Directors adopted an employee stock purchase plan ("the ESPP"), which provides for the issuance of a maximum of 10,000,000 shares of Common Stock. The ESPP will become effective immediately following the proposed initial public offering of the Company's Class A Common Stock. Eligible employees may have up to 10% of their earnings withheld, to be used to purchase shares of the Company's Common Stock on specified dates determined by the Board of Directors. The price of the Common Stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

In July, 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation which includes an increase in the authorized number of shares of Class A Common Stock to 200,000,000 from 100,000,000 shares. The Company intends to submit the proposed amendment to its stockholders for approval on or about August 19, 1998.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

The Board of Directors of Perot Systems anticipates authorizing the Company to enter into a Stockholder Rights Plan (the "Rights Plan"), providing that one Class A right (a "Class A Right") will be attached to each share of Class A Common Stock and one Class B right (a "Class B Right", and together with the Class A Rights, the "Rights") will be attached to each share of Class B Common Stock as of the record Date to be determined by the Executive Committee of the Board of Directors. Each Right will entitle the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a purchase price to be determined by the Executive Committee of the Board of Directors, which price will be subject to adjustment. The Rights will not be exercisable until the Distribution Date and will expire ten years following the adoption of the Rights Plan, unless earlier redeemed by the Company as described below. At any time until 10 days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The ten day redemption period may be extended by the Board of Directors so long as the Rights are still redeemable. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.01 redemption price.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain acquirors from making takeover proposals or tender offers. The Rights are designed to enhance the ability of the Board of Directors to negotiate with an acquiror on behalf of all of the shareholders.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1998 and 1997

            Revenue increased in the second quarter of 1998 by 29.0% to $238.6 million from $185.0 million in 1997, due to the entry of two significant contracts in the third quarter of 1997 that generated $24.7 million in the three months ended June 30, 1998, $1.8 million in additional revenue resulting from the inclusion of businesses acquired in the second quarter of 1997 for the entire three month period in 1998, and a $27.1 million increase in revenue from other new and existing business, including $3.9 million from UBS AG ("UBS"), formerly Swiss Bank Corporation.

            Domestic revenue grew by 23.9% in the second quarter of 1998 to $156.6 million from $126.4 million in the second quarter of 1997, and decreased slightly as a percentage of total contract revenue to 65.6% from 68.3% over the same period.

            Non-domestic revenue, comprising European and Asian operations, grew by 39.9% in the second quarter of 1998 to $82.0 million from $58.6 million in the second quarter of 1997, and increased as a percentage of total contract revenue to 34.4% from 31.7%. Asian operations represented $3.5 million, or 1.5%, and $2.1 million, or 1.1%, of total revenue for the three months ended June 30, 1998 and 1997, respectively.

            Direct cost of services increased in the second quarter of 1998 by 27.6% to $190.0 from $148.9 million in the second quarter of 1997, due primarily to continued growth in the Company's business. Gross margins (contract revenue less direct costs of services) increased slightly to 20.4% from 19.5% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, due to overall improvement in contribution margins on contracts offset by the recognition of a $5.2 million charge in the second quarter of 1998 to address Year 2000 exposures for certain client contracts, and an additional expense of $2.8 million recognized in the second quarter of 1998 related to the abandonment and sublease of unused office space.

            Selling, general, and administrative expenses increased slightly in the second quarter of 1998 by 1.5% to $33.3 million from $32.8 million in the second quarter of 1997, but decreased as a percentage of total contract revenue to 14.0% from 17.7% due to the Company's increased focus on expense reduction and cost control over the last year. The most significant savings in administrative expenses included reductions in executive compensation, the cancellation of discretionary projects, and reductions in marketing and promotional expenses, and non-essential travel. As a result of the factors noted above, operating income increased in the second quarter of 1998 to $15.3 million from $3.3 million in the second quarter of 1997, and operating margin (operating income as a percentage of contract revenue) increased to 6.4% from 1.8%.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Equity in earnings of unconsolidated affiliates, net, increased in the second quarter ended June 30, 1998 to $1.5 million from $0.2 million during the quarter ended June 30, 1997 due to improved results at Systor AG ("Systor"), a subsidiary of UBS, and at HCL Perot Systems N.V. ("HPS"), a software joint venture based in India. The equity in earnings for Systor increased to $0.8 million from $0.2 million and equity in earnings for HPS increased to $0.7 million from zero during the quarter ended June 30, 1998 and 1997, respectively.

          Net income increased 621.4% in the second quarter of 1998 to $10.1 million from $1.4 million in the second quarter of 1997 and net income margin increased to 4.2% from .8%.

Comparison of the six months ended June 30, 1998 and 1997

          Revenue increased in the six months ended June 30, 1998 by 27.9% to $452.7 million from $354.1 million in the six months ended June 30, 1997, due to the entry into two significant contracts in the third quarter of 1997 that generated $43.9 million in the six months ended June 30, 1998, $13.3 million in additional revenue resulting from the inclusion of businesses acquired in the first six months of 1997 for the entire six month period in 1998, and a $41.4 million increase in revenue from other new and existing business, including $3.9 million from UBS.

          Domestic revenue grew by 24.7% in the six months ended June 30, 1998 to $296.1 million from $237.4 million in the six months ended June 30, 1997, and decreased slightly as a percentage of total revenue to 65.4% from 67.0% over the same period.

          Non-domestic revenue, comprising European and Asian operations, grew by 34.2% in the six months ended June 30, 1998 to $156.6 million from $116.7 million in the six months ended June 30, 1997, and increased as a percentage of total revenue to 34.6% from 33.0%. Asian operations represented $6.0 million, or 1.3%, and $4.5 million, or 1.3%, of total revenue for the six months ended June 30, 1998 and 1997, respectively.

          Direct cost of services increased in the six months ended June 30, 1998 by 29.2% to $359.9 from $278.6 million in the six months ended June 30, 1997, due primarily to continued growth in the Company's business. Gross margin decreased slightly to 20.5% from 21.3% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, due in part to the recognition of a $5.2 million charge in the second quarter of 1998 to address Year 2000 Problem-related exposures for certain client contracts, and an additional expense of $2.8 million recognized in the first half of 1998 related to the abandonment and sublease of unused office space.

          Selling, general, and administrative expenses increased in the six months ended June 30, 1998 by 3.8% to $66.1 million from $63.7 million in the six months ended June 30, 1997, but decreased as a percentage of total contract revenue to 14.6% from 18.0%, respectively, due primarily to the Company's cost control measures. As a result, operating income increased in the six months ended June 30, 1998 to $26.7 million from $11.8 million in the six months ended June 30, 1997, and operating margin (operating income as a percentage of contract revenue) increased to 5.9% from 3.3%.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Equity in earnings of unconsolidated affiliates, net, increased in the six months ended June 30, 1998 to $2.5 million from $0.2 million during the six months ended June 30, 1997 due to improved results at Systor and at HPS. The equity in earnings for Systor increased to $1.2 million from $0.4 million and for HPS increased to equity in earnings of $1.3 million from equity in losses of $0.2 million during the six months ended June 30, 1998 and 1997, respectively. Other income/(expense) increased in the six months ended June 30, 1998 to $2.6 million from $1.7 million in the six months ended June 30, 1997 primarily due to the $3.0 million gain on the sale of the Company's limited partnership interests in a venture capital fund, which was offset in part by a $1.3 million decrease in foreign exchange gains and a $0.8 million decrease in gains on asset sales.

          Net income increased 135.8% in the six months ended June 30, 1998 to $19.1 million from $8.1 million in the six months ended June 30, 1997 and net income margin increased to 4.2% from 2.3%.

LIQUIDITY AND CAPITAL RESOURCES

          During the six months ended June 30, 1998, cash and cash equivalents increased 93.5% to $68.3 million from $35.3 million at December 31, 1997 primarily due to increased cash flow from operating activities.

          Cash flow provided by operating activities increased to $32.4 million from $5.7 million for the periods ended June 30, 1998 and 1997, respectively. The increase in cash flow from operating activities was due primarily to general business growth and increased focus on the timely collection of accounts receivable. There was a $65.0 million increase in current liabilities such as accounts payable, deferred revenue, and accrued compensation, offset in part by a $46.1 million increase in current assets consisting primarily of increased accounts receivable.

          Net cash used in investing activities was $0.3 million for the six months ended June 30, 1998. Cash expenditures for property, equipment and software during the six months ended June 30, 1998 was $12.6 million and was substantially offset by proceeds from the sale of property and equipment and the sale of the Company's limited partnership interest in a venture capital fund. Cash used for business acquisitions was $13.5 million for the six months ended June 30, 1997 compared to zero in the six months ended June 30, 1998.

          For the six months ended June 30, 1998, net cash provided by financing activities was approximately $1.0 million, compared to $25.1 million for the six months ended June 30, 1997. This decrease was due primarily to a $18.8 million borrowing on the Company's line of credit at June 30, 1997, which was paid off in full by December 31, 1997 and there were no borrowings at June 30, 1998. In addition, during the six months ended June 30, 1997, the Company received proceeds of $8.1 million from the sale of stock options to UBS, whereas no proceeds were received for the six months ended June 30, 1998.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            As of July 31, 1998, the Company had a $40.0 million undrawn line of credit with a financial institution that expires in January 1999. The Company anticipates that cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future. From time to time, the Company may consider repurchasing its Class A Common Stock depending on price and availability and alternative uses for its financial resources.

NEW ACCOUNTING DEVELOPMENTS

            In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") effective for years beginning after December 15, 1997. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of Statement 131 will have a material impact on its consolidated financial statements.

            In June 1998, the FASB issued SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

YEAR 2000 ISSUES

            Some computers, software, and other equipment includes computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the or "Year 2000 Problem".

                  PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Assessment. The Year 2000 Problem affects computers, software, and other equipment used, operated, or maintained by the Company for itself and its customers. Accordingly, the Company is currently assessing the potential impact of, and costs of remediating, the Year 2000 Problem for its internal systems and, where the Company is contractually obligated to remediate the Year 2000 Problem, on systems operated or maintained on behalf of its customers. In addition, the Company is performing assessments for some other customers.

            Because the Company's business involves the assessment, implementation, and operation of computer systems, the Company has not generally obtained verification or validation by independent third parties of its processes to assess Year 2000 Problems or its corrections of Year 2000 Problems. However, the Company's Year 2000 project team is reviewing the project plans prepared by each of the Company's business units and monitoring their methods and progress against those plans.

            Internal Infrastructure. The Company believes that it has identified most of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business.

            The Company has commenced the process of identifying other computers, software, and other equipment that may be affected by the Year 2000 Problem, and determining whether remedial action is needed. The Company expects to complete this process before the end of 1998.

            Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

            The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $1.0 million, almost all of which the Company believes will be incurred during the remainder of 1998 and 1999. This estimate is being monitored and will be revised as additional information becomes available.

            Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

            Client Systems. During 1997, the Company initiated assessments of the effect of the Year 2000 Problem on computers, software, and other equipment it operates or maintains for its customers, and its obligations to modify, upgrade, or replace these systems. As part of this process, the Company has been estimating the costs and revenues to the Company for performing any necessary services. The Company is monitoring and updating this assessment on an ongoing basis. Management believes that the estimated cost associated with making clients' systems Year 2000 compliant for contracts where the Company is obligated to perform these services at its expense has been and will be treated as a contract cost and is included in the estimate of total contract costs for the respective contract under the Company's revenue recognition policy. The Company believes that its clients have been deferring other projects pending resolution of their Year 2000 Problems. The Company recorded a $5.2 million charge in direct cost of services during the second quarter of 1998 to address Year 2000 Problem exposures for certain client contracts.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company for itself or its customers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to timely resolve Year 2000 Problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operation.

          Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company will likely suffer the following consequences:

          o a significant number of operational inconveniences and inefficiencies for the Company and its clients that will divert management's time and attention and financial and human resources from its ordinary business activities;

          o a lesser number of serious system failures that will require significant efforts by the Company or its clients to prevent or alleviate material business disruptions;


          o several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 Problems by clients, which will be resolved in the ordinary course of business; and

          o a few serious business disputes alleging that the Company failed to comply with the terms of its contracts or industry standards of performance, some of which could result in litigation or contract termination.


          Contingency Plans. The Company is currently developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company expects to complete its contingency plans by the end of 1998. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short-to medium-term use of backup sites, equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            The Company is also developing contingency plans for certain clients where such plans are contractually required or are otherwise appropriate to be developed. In most cases, these contingency plans are being developed jointly by the Company and its clients. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short- to medium-term use of backup sites, equipment and software, increased work hours for company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

            Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


IMPACT OF EUROPEAN MONETARY UNION

            The European Union is moving towards economic and monetary union in Europe, with the goal of introducing a single currency called the EURO. The Company is currently assessing the effect of the EURO conversion.

                            PEROT SYSTEMS CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company held its annual meeting of shareholders of the Company on May 5, 1998. The purpose of the meeting was to elect nine nominees to serve as directors of the Company and ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1998. The number of shares voted with respect to each nominee was as follows:

Nominee                                               For           Withheld
-------                                               ---           --------
Ross Perot...................................      28,154,892          5,808
James Champy.................................      27,784,410        380,283
Steve Blasnik................................      27,265,886        898,807
Carl Hahn ...................................      28,089,290         75,403
George Heilmeier.............................      28,135,340         29,353
Ross Perot, Jr...............................      27,310,332        854,361

There were no broker non-votes. All of the nominees were elected to the Board of Directors. These directors constituted the entire Board of Directors of the Company. The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended December 31, 1998 was ratified by the shareholders. The vote was 28,100,990 for and 5,400 against with the holders of 53,333 shares abstaining.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

                 Exhibit No.              Document
                 -----------              --------
                     27                   Financial Data Schedule

        (b) Reports of Form 8-K

        No reports were filed on Form 8-K during the three months ended June 30, 1998.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEROT SYSTEMS CORPORATION
                                  (Registrant)



Date: August 13, 1998              By  /s/ TERRY ASHWILL
                                      ----------------------------------
                                      Terry Ashwill
                                      Vice President and Chief Financial Officer

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
27             Financial Data Schedule as of June 30, 1998.