Form 10-Q
period 1998-09-30
PEROT SYSTEMS CORP
filed 1998-11-13
CIK 894253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from           to

                         Commission File Number 0-22495

                            PEROT SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      75-2230700
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                        Identification No.)


     12404 PARK CENTRAL DRIVE
          DALLAS, TEXAS                                          75251
(Address of principal executive offices)                       (Zip Code)


                                 (972) 340-5000
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

As of October 30, 1998, the registrant had outstanding 38,979,537 shares of Class A Common Stock.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998

INDEX


                                                                                              Page


PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)
             Condensed Consolidated Balance Sheets as of September 30, 1998 and
                  December 31, 1997.............................................................1
             Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1997.............................2
             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.............................................3

                  Notes to Condensed Consolidated Financial Statements.......................4-10

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................11-16


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.....................................................................17

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................17

ITEM 5: OTHER INFORMATION .....................................................................18
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.......................................................20

SIGNATURES.....................................................................................21

EXHIBIT INDEX..................................................................................22

ITEM 1:  FINANCIAL STATEMENTS


                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS

                                                                  SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                  ------------------  -----------------
    Current assets:
       Cash and cash equivalents.....................................     $ 102,153     $  35,298
       Accounts receivable, net .....................................       161,682       105,230
       Prepaid expenses and other ...................................        17,656        12,578
       Deferred income taxes ........................................        35,663        24,962
                                                                          ---------     ---------
           Total current assets .....................................       317,154       178,068

    Property, equipment and purchased software, net .................        39,974        50,703
    Goodwill ........................................................         7,240        16,596
    Deferred income taxes ...........................................        11,473        10,269
    Other assets ....................................................        13,946        11,467
                                                                          ---------     ---------
           Total assets .............................................     $ 389,787     $ 267,103
                                                                          =========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Current maturities on capital lease obligations and long-term
           debt......................................................     $   1,122     $   1,367
       Accounts payable .............................................        55,620        35,760
       Income taxes payable .........................................        25,793        10,287
       Accrued liabilities ..........................................       107,024        76,040
       Deferred revenue .............................................        13,732        23,258
       Accrued compensation .........................................        54,306        23,449
                                                                          ---------     ---------
           Total current liabilities ................................       257,597       170,161

    Capital lease obligations and long-term debt, less current
           maturities................................................         1,093         1,532
    Other long-term liabilities .....................................         1,917         2,094
                                                                          ---------     ---------
           Total liabilities ........................................       260,607       173,787
                                                                          ---------     ---------

    Stockholders' equity:
       Common stock .................................................           410           406
       Additional paid-in-capital ...................................        71,565        61,546
       Other stockholders' equity ...................................        56,064        32,158
       Accumulated other comprehensive income .......................         1,141          (794)
                                                                          ---------     ---------
           Total stockholders' equity ...............................       129,180        93,316
                                                                          ---------     ---------
           Total liabilities and stockholders' equity ...............     $ 389,787     $ 267,103
                                                                          =========     =========



   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998            1997             1998            1997
                                                         ---------      ---------        ---------      ---------

Revenue............................................      $ 271,473      $ 202,784        $ 724,185      $ 556,867

Costs and expenses:
     Direct cost of services .......................       215,193        158,491          575,083        437,688
     Selling, general and administrative expenses ..        37,063         32,798          103,114         95,911
     Goodwill impairment ...........................         3,845             --            3,845             --
     Purchased research and development ............            --          2,000               --          2,000
                                                         ---------      ---------        ---------      ---------
Operating income ...................................        15,372          9,495           42,143         21,268

Interest income ....................................         1,406            389            2,985          1,312
Interest expense ...................................           (58)          (453)            (184)          (953)
Equity in earnings of unconsolidated affiliates ....         1,687            489            4,199            716
Other income/(expense) .............................           189           (334)           2,742          1,324
                                                         ---------      ---------        ---------      ---------
Income before taxes ................................        18,596          9,586           51,885         23,667
Provision for income taxes .........................         9,545          4,074           23,690         10,058
                                                         ---------      ---------        ---------      ---------

     Net income....................................      $   9,051      $   5,512        $  28,195      $  13,609
                                                         =========      =========        =========      =========


Basic and diluted earnings per common share:
     Basic earnings per common share...............      $    0.23      $    0.14        $    0.74      $    0.34
     Weighted average common shares outstanding ...         38,564         38,876           38,337         39,460

     Diluted earnings per common share.............      $    0.18      $    0.12        $    0.58      $    0.28
     Weighted average diluted common shares
     outstanding ..................................         49,199         46,253           48,455         48,280




   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1998                1997
                                                                                ---------           ---------

 Cash flows from operating activities:
     Net income .........................................................       $  28,195           $  13,609

     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation and amortization ...................................          29,440              24,779
        Other non-cash items ............................................         (12,028)              5,175
        Changes in current assets .......................................         (62,294)            (13,677)
        Changes in current liabilities ..................................          81,778             (14,099)
                                                                                ---------           ---------
               Net cash provided by operating activities ................          65,091              15,787
                                                                                ---------           ---------

Cash flows from investing activities:
     Purchase of property, equipment and software .......................         (18,884)            (33,916)
     Proceeds from sale of property, equipment and software .............           7,567                 538
     Acquisition of businesses, net of cash acquired of $650 in 1997 ....              --             (13,334)
     Proceeds from sale of nonmarketable equity securities ..............           5,162                  --
     Acquisition of intellectual property rights ........................              --              (6,322)
     Other ..............................................................           1,339              (3,592)
                                                                                ---------           ---------
               Net cash used in investing activities ....................          (4,816)            (56,626)
                                                                                ---------           ---------

Cash flows from financing activities:
     Principal payments on debt and capital lease obligations ...........            (701)             (3,182)
     Proceeds from short-term borrowings ................................              --              25,000
     Proceeds from issuance of common stock .............................           3,045                 381
     Proceeds from sale of stock options ................................              --               8,139
     Proceeds from issuance of treasury stock ...........................           2,926                 794
     Purchase of treasury stock .........................................            (950)             (1,825)
     Repayment of stockholder notes receivable ..........................             184                 248
                                                                                ---------           ---------

               Net cash provided by financing activities ................           4,504              29,555
                                                                                ---------           ---------

Effect of exchange rate changes on cash and cash equivalents ............           2,076              (3,198)
                                                                                ---------           ---------

Net increase/(decrease) in cash and cash equivalents ....................          66,855             (14,482)

Cash and cash equivalents at beginning of period ........................          35,298              27,516
                                                                                ---------           ---------

Cash and cash equivalents at end of period ..............................       $ 102,153           $  13,034
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



NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant inter-company transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1997 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

NOTE 2. IMPLEMENTATION OF NEW ACCOUNTING STANDARD

The Company implemented Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" during the first quarter of 1998. The Company's total comprehensive income was as follows:

                                                       For the Three months          For the Nine months
                                                        Ended September 30            Ended September 30
                                                       --------------------          --------------------

                                                         1998         1997             1998        1997
                                                       --------    --------          --------    --------
Net income.........................................    $  9,051    $  5,512          $ 28,195    $ 13,609
Foreign currency translation adjustments...........       1,969        (149)            1,935      (1,626)
                                                       --------    --------          --------    --------
Total comprehensive income.........................    $ 11,020    $  5,363          $ 30,130    $ 11,983
                                                       ========    ========          ========    ========

NOTE 3.   SALE OF SUBSIDIARY

During the three months ended September 30, 1998, the Company sold its equity interest in Doblin Group, Inc. Under the terms and conditions of the divestiture agreement, the Company received $900 in cash, $1,182 in the form of 60,000 shares of the Company's Class A Common Stock, and a $59 note receivable. The impact of the sale was immaterial to the results of operations for the three months and nine months ended September 30, 1998.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND MINORITY INTERESTS

During the three months ended September 30, 1998, the Company entered into a joint venture with the Bank of Ireland whereby the Company owns 49% of Perot Systems Information Resource (Ireland) Limited, a Dublin-based entity providing data center and other related services. The Company made a capital contribution of $344 to the joint venture in July 1998.

At September 30, 1998, the Company owned 2,394,000 shares of a class of preferred stock in a software company for an equity interest of approximately 8%. In December 1997, this investment was written off by the entire book value, however, the Company was still subject to a call option to purchase up to $1,000 in additional shares in the software company. During the three months ended September 30, 1998, the call option terminated and the Company has no future commitments related to this investment.

During the nine months ended September 30, 1997, the Company purchased an interest in an unconsolidated entity for $1,000. During the three months and nine months ended September 30, 1997, the Company invested an additional $59 and $1,586 in an existing unconsolidated limited partnership capital fund. In January, 1998, the Company sold its entire investment in the fund for $5,162, recognized a gain of $2,986, and has no future commitment to the fund. The Company also contributed $500 in additional capital to HCL Perot Systems N.V, a related party, during the third quarter of 1997.

NOTE 5. GOODWILL IMPAIRMENT

During September 1998, the Company determined that certain amounts recorded for goodwill primarily from the acquisition of Stamos Associates, Inc. ("Stamos") were impaired and no longer recoverable. The determination was made based on management's best estimates of the undiscounted future operating cash flows over the remaining useful life of the goodwill. From this analysis, an impairment loss was calculated as the difference between the carrying amount of the goodwill and the fair value of the asset, based on discounted estimated future cash flows. Goodwill impairments included in the accompanying statement of operations totaled $3,845 consisting primarily of a write-down of Stamos goodwill of $3,680. The Company believes that the remaining Stamos goodwill balance of $338 is recoverable over the remaining amortization period.

NOTE 6.  BORROWINGS

There were no borrowings outstanding under the Company's $40,000 line of credit at September 30, 1998 and December 31, 1997. This facility expired July 31, 1998, and was renewed pursuant to the same terms until January 31, 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 7.  STOCKHOLDERS' EQUITY

The components of other stockholders' equity were as follows:

                                                            September 30, 1998       December 31, 1997

Retained earnings.........................................       $ 67,242               $ 39,047
Treasury stock............................................         (5,645)                (3,950)
Notes receivable from stockholders........................         (1,777)                (2,939)
Deferred compensation.....................................         (3,756)                    --
                                                                 --------               --------
Total other stockholders' equity..........................       $ 56,064               $ 32,158
                                                                 ========               ========


The increase in retained earnings of $28,195 represented net income for the period.

The increase in deferred compensation was related to options granted during the nine months ended September 30, 1998, and represented the difference between the option exercise price and the fair value of the underlying common stock. The Company recognized $271 of compensation expense during the nine months ended September 30, 1998 and will amortize the remaining deferred compensation ratably over the respective vesting periods of the option grants. Prior to any option forfeitures resulting from employee attrition, the estimated amount of deferred compensation expense to be recognized during 1998 is $372 and approximately $407 for each year through 2008.

Additional paid-in-capital increased by $10,019 from December 31, 1997 to September 30, 1998. The components of the increase include a $4,027 increase in deferred compensation, $3,041 from the September 1998 exercise of 417,160 Class B Common Stock Options by UBS AG, a significant customer of the Company, and $1,976 due to income tax benefits resulting from employee options exercised during the period.

At September 30, 1998, there were 38,447,277 shares of the Company's Class A Common Stock outstanding, 467,160 shares of the Company's Class B Convertible Common Stock and 2,083,118 Class A shares held in treasury. At December 31, 1997, there were 38,227,707 shares of the Company's Class A Common Stock outstanding, 50,000 shares of the Company's Class B Convertible Common Stock and 2,297,112 Class A shares held in treasury.

In July, 1998, the Board of Directors approved an amendment to the Company's Certificate of Incorporation which includes an increase in the authorized number of shares of Class A Common Stock to 200,000,000 from 100,000,000 shares. The amendment was approved by stockholders in August, 1998.

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

In July 1998, the Board of Directors adopted an employee stock purchase plan ("the ESPP"), which provides for the issuance of a maximum of 10,000,000 shares of Class A Common Stock. The ESPP will become effective immediately following the proposed initial public offering of the Company's Class A Common Stock. Eligible employees may have up to 10% of their earnings withheld, to be used to purchase shares of the Company's Common Stock on specified dates determined by the Board of Directors. The price of the Common Stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

The Board of Directors of Perot Systems anticipates authorizing the Company to enter into a Stockholder Rights Plan (the "Rights Plan"), providing that one Class A right (a "Class A Right") will be attached to each share of Class A Common Stock and one Class B right (a "Class B Right", and together with the Class A Rights, the "Rights") will be attached to each share of Class B Common Stock as of the record Date to be determined by the Executive Committee of the Board of Directors (the "Executive Committee"). Each Class A Right will entitle the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), at a purchase price to be determined by the Executive Committee, which price will be subject to adjustment. Each Class B Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, (the "Series B Preferred Stock and together with the Series A Preferred Stock, the "Preferred Stock") at a purchase price determined by the Executive Committee, which will be subject to adjustment. The Rights will not be exercisable until the Distribution Date and will expire ten years following the adoption of the Rights Plan, unless earlier redeemed by the Company as described below. At any time until 10 days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The ten day redemption period may be extended by the Board of Directors so long as the Rights are still redeemable. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.01 redemption price.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain acquirors from making takeover proposals or tender offers.

NOTE 8.  EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", effective for fiscal years ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per common share with basic earnings per share, with the principal difference being that common stock equivalents are not considered in computing basic earnings per share. The Earnings Per Share amounts for the three months and nine months ended September 30, 1997, are restated for the effect of SFAS 128. The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   SHARES      PER-SHARE
                                                      INCOME   (IN THOUSANDS)   AMOUNT
                                                      ------   --------------   ------
FOR THE QUARTER ENDED SEPTEMBER 30, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ....     $ 9,051      38,564      $ 0.23
                                                                               ======
Dilutive options ................................          --      10,635
                                                      -------     -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions ......................     $ 9,051      49,199      $ 0.18
                                                      =======     =======      ======

FOR THE QUARTER ENDED SEPTEMBER 30, 1997

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ....     $ 5,512      38,876      $ 0.14
                                                                               ======
Dilutive options ................................          --       7,377
                                                      -------      ------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions ......................     $ 5,512      46,253      $ 0.12
                                                      =======     =======      ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ....     $28,195      38,337      $ 0.74
                                                                               ======
Dilutive options ................................          --      10,118
                                                      -------     -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions ......................     $28,195      48,455      $ 0.58
                                                      =======     =======      ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ....     $13,609      39,460      $ 0.34
                                                                               ======
Dilutive options ................................          --       8,820
                                                      -------     -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions ......................     $13,609      48,280      $ 0.28
                                                      =======     =======      ======

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 9.  YEAR 2000 COMPLIANCE

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

As of September 30, 1998, the Company estimates the total cost of completing any required modifications, upgrades, or replacements of its internal systems to be approximately $1,000, almost all of which the Company believes will be incurred during the remainder of 1998 and 1999. This estimate is being monitored and will be revised as additional information becomes available.

Year 2000 engagements do not comprise a substantial portion of the Company's business. For its two largest Year 2000 contracts, the Company uses a zero estimate of profit with equal amounts of revenue and cost recognized until the final outcome of the engagement can be estimated more precisely because of the inherent uncertainties regarding testability in the existing system environment and client acceptance. The Company recorded a $13,485 charge in direct cost of services for the nine months ended September 30, 1998 to address Year 2000 exposures for certain client contracts.

NOTE 10:  NEW ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") effective for years beginning after December 15, 1997. Statement 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the financial statements. Statement 131 also requires information about revenues from products or services, countries where the company has operations or assets and major customers. Management does not believe the implementation of Statement 131 will have a material impact on its consolidated financial position or results of operations.

NOTE 11:  SUBSEQUENT EVENTS

The Company recorded deferred revenue on a customer contract during prior years totaling approximately $1,900. During the fourth quarter of 1998, the Company renegotiated this contract and believes the future services related to the contract may not be necessary.

                  PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

In June 1998, the FASB issued SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.


The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The adoption of this SOP is not expected to have a material impact on the Company's financial position or results of operations

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1998 and 1997

         Revenue increased in the third quarter of 1998 by 33.9% to $271.5 million from $202.8 million in 1997, due to the entry into two significant contracts in the third quarter of 1997 that generated a $19.9 million increase and a $48.8 million increase in revenue from other new and existing business, including $20.8 million from UBS AG ("UBS"), formerly Swiss Bank Corporation and $10.0 million from East Midlands Electricity ("EME").

         Domestic revenue grew by 31.7% in the third quarter of 1998 to $171.9 million from $130.5 million in the third quarter of 1997, and decreased slightly as a percentage of total contract revenue to 63.3% from 64.4% over the same period.

         Non-domestic revenue, comprising European and Asian operations, grew by 37.8% in the third quarter of 1998 to $99.6 million from $72.3 million in the third quarter of 1997, and increased as a percentage of total contract revenue to 36.7% from 35.6%. Asian operations represented $5.5 million, or 2.0%, and $2.5 million, or 1.2%, of total revenue for the three months ended September 30, 1998 and 1997, respectively.

         Direct cost of services increased in the third quarter of 1998 by 35.8% to $215.2 from $158.5 million in the third quarter of 1997, due primarily to continued growth in the Company's business. Gross margins (contract revenue less direct costs of services) decreased slightly to 20.7% from 21.8% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, due to overall improvement in margins on contracts offset by the recognition of a $8.3 million charge in the third quarter of 1998 to address Year 2000 exposures for certain client contracts.

         Selling, general, and administrative expenses increased in the third quarter of 1998 by 13.1% to $37.1 million from $32.8 million in the third quarter of 1997, but decreased as a percentage of total contract revenue to 13.7% from 16.2% due to the Company's increased focus on expense reduction and cost control since the fourth quarter of 1997. The most significant savings in administrative expenses included reductions in executive compensation, the cancellation of discretionary projects, and reductions in marketing and promotional expenses, and non-essential travel. The Company wrote-down goodwill associated with acquired businesses by $3.8 million in the third quarter of 1998, and expensed $2.0 million of acquired intellectual property rights as purchased research and development in the third quarter of 1997. As a result of the factors noted above, operating income increased in the third quarter of 1998 to $15.4 million from $9.5 million in the third quarter of 1997, and operating margin (operating income as a percentage of contract revenue) increased to 5.7% from 4.7%.

         Equity in earnings of unconsolidated affiliates, net, increased in the quarter ended September 30, 1998 to $1.7 million from $0.5 million during the quarter ended September 30, 1997 due to improved results at Systor AG ("Systor"), a subsidiary of UBS, and at HCL Perot Systems N.V. ("HPS"), a software development joint venture based in India. The equity in earnings for Systor increased to $1.0 million from $0.2 million and equity in earnings for HPS increased to $0.7 million from $0.3 million for the quarters ended September 30, 1998 and 1997, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The increase in the effective tax rate for the third quarter of 1998 to 51.3% from 42.5% for the third quarter 1997 was due to an increase in the Company's tax provision for the third quarter of 1998 reflecting a revision of the full year effective rate estimate to 45.7% based on a non-deductible goodwill write-down recorded in the third quarter of 1998.

         Net income increased 65.5% in the third quarter of 1998 to $9.1 million from $5.5 million in the third quarter of 1997 and net income margin increased to 3.4% from 2.7%.

Comparison of the nine months ended September 30, 1998 and 1997

         Revenue increased in the nine months ended September 30, 1998 by 30.0% to $724.2 million from $556.9 million in the nine months ended September 30, 1997, due to the entry into two significant contracts in the third quarter of 1997 that generated a $63.8 million increase, $15.8 million in additional revenue resulting from the inclusion of businesses acquired in the first nine months of 1997 for the entire nine month period in 1998, and a $87.7 million increase in revenue from other new and existing business, including $31.2 million from EME and $24.7 million from UBS.

         Domestic revenue grew by 27.2% in the nine months ended September 30, 1998 to $468.0 million from $368.0 million in the nine months ended September 30, 1997, and decreased slightly as a percentage of total revenue to 64.6% from 66.1% over the same period.

         Non-domestic revenue, comprising European and Asian operations, grew by 35.6% in the nine months ended September 30, 1998 to $256.2 million from $188.9 million in the nine months ended September 30, 1997, and increased as a percentage of total revenue to 35.4% from 33.9%. Asian operations represented $11.4 million, or 1.6%, and $7.0 million, or 1.3%, of total revenue for the nine months ended September 30, 1998 and 1997, respectively.

         Direct cost of services increased in the nine months ended September 30, 1998 by 31.4% to $575.1 million from $437.7 million in the nine months ended September 30, 1997, due primarily to continued growth in the Company's business. Gross margin decreased slightly to 20.6% from 21.4% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, due primarily to a $13.5 million charge to address Year 2000 exposures for certain client contracts, without which gross margin would have increased.

         Selling, general, and administrative expenses increased in the nine months ended September 30, 1998 by 7.5% to $103.1 million from $95.9 million in the nine months ended September 30, 1997, but decreased as a percentage of total contract revenue to 14.2% from 17.2%, respectively. The most significant savings in administrative expenses included reductions in executive compensation, the cancellation of discretionary projects, and reductions in marketing and promotional expenses, and non-essential travel. As a result, operating income increased in the nine months ended September 30, 1998 to $42.2 million from $21.3 million in the nine months ended September 30, 1997, and operating margin (operating income as a percentage of contract revenue) increased to 5.8% from 3.8%.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Equity in earnings of unconsolidated affiliates, net, increased in the nine months ended September 30, 1998 to $4.2 million from $0.7 million during the nine months ended September 30, 1997 due to improved results at Systor and HPS. The equity in earnings for Systor increased to $2.2 million from $0.7 million and equity in earnings for HPS increased to $2.0 million from $0.1 million during the nine months ended September 30, 1998 and 1997, respectively. Other income/(expense) increased in the nine months ended September 30, 1998 to $2.7 million from $1.3 million in the nine months ended September 30, 1997 primarily due to the $3.0 million gain on the sale of the Company's limited partnership interests in a venture capital fund in 1998, offset in part by a $0.8 million decrease in foreign exchange gains from 1997 to 1998.

         The increase in the effective tax rate to 45.7% for the nine months ended September 30, 1998 from 42.5% for the nine months ended September 30, 1997 was due to a non-deductible goodwill write-down recorded in the third quarter of 1998. Excluding the write-down, the effective rate would have been 42.5%.

         Net income increased 107.4% in the nine months ended September 30, 1998 to $28.2 million from $13.6 million in the nine months ended September 30, 1997 and net income margin increased to 3.9% from 2.4%.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1998, cash and cash equivalents increased 189.5% to $102.2 million from $35.3 million at December 31, 1997 primarily due to increased cash flow from operating activities.

         Cash flow provided by operating activities increased to $65.1 million from $15.8 million for the periods ended September 30, 1998 and 1997, respectively. The increase in cash flow from operating activities was due primarily to the $93.6 million increase in current liabilities such as accrued liabilities and accrued compensation, offset in part by a $49.9 million increase in current assets consisting primarily of increased accounts receivable.

         Net cash used in investing activities was $4.8 million for the nine months ended September 30, 1998 compared to $56.6 million for the nine months ended September 30, 1997. Cash expenditures for property, equipment and software during the nine months ended September 30, 1998 was $18.9 million and was partially offset by $7.6 million in proceeds from the sale of property, equipment and software and the sale of the Company's limited partnership interest in a venture capital fund for $5.2 million. For the nine months ended September 30, 1997, there were $33.9 million in cash expenditures for property, equipment and software, $13.3 million in cash used for business acquisitions and $6.3 million for the acquisition of intellectual property rights. The year-on-year decline of 44% in property, equipment and software purchases was due in part to more rigorous capital expenditure review procedures which were implemented in the fourth quarter of 1997.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         For the nine months ended September 30, 1998, net cash provided by financing activities was approximately $4.5 million, compared to $29.6 million for the nine months ended September 30, 1997. This decrease was due primarily to the fourth quarter of 1997 repayment of a $25.0 million borrowing on the Company's line of credit at September 30, 1997. There were no subsequent borrowings on this line of credit in 1998. In addition, the Company received proceeds of $8.1 million from the sale of Class B Common Stock options to UBS during the nine months ended September 30, 1997 and $3.0 million in proceeds from the exercise of 417,160 of such stock options during the nine months ended September 30, 1998.

         As of October 31, 1998, the Company had a $40.0 million undrawn line of credit with a financial institution that expires in January 1999. The Company anticipates that cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future. From time to time, the Company may consider repurchasing its Class A Common Stock depending on price and availability and alternative uses for its financial resources.

Year 2000 Issues

         The following statements and all other statements made in this quarterly report or the accompanying financial statements with respect to the Company's Year 2000 processing capabilities or readiness are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386).

         Some computers, software, and other equipment includes computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem".

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

         For each of these areas, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At September 30, 1998, the discovery and assessment phases were substantially complete for most program areas. The target completion dates for priority items by remaining steps are as follows:
Discovery -- December 1998; Assessment -- December 1998; Planning -- December 1998; Remediation -- September 1999; Testing -- September 1999; and Implementation -- September 1999.

         Because the Company's business involves the assessment, implementation, and operation of computer systems, the Company has not generally obtained verification or validation by independent third parties of its processes to assess Year 2000 Problems, its corrections of Year 2000 Problems, or the costs associated with these activities. However, the Company's Year 2000 project team is reviewing the project plans prepared by each of the Company's business units and monitoring their methods and progress against those plans.

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

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $1.0 million, almost all of which the Company believes will be incurred during the remainder of 1998 and 1999. This estimate is being monitored and will be revised as additional information becomes available. In addition, the Company recorded a $13.5 million charge in direct cost of services for the nine months ended September 30, 1998 to address Year 2000 exposures for certain client contracts.

         Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations. In addition, the Company has not deferred any material information technology projects as a result of its Year 2000 Problem Activities.

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

IMPACT OF EUROPEAN MONETARY UNION

         The European Union is moving towards economic and monetary union in Europe, with the goal of introducing a single currency called the EURO. The Company is currently assessing the potential impact of, and costs of adopting, the EURO conversion for its internal systems and, where the Company is contractually obligated to take these steps, on systems operated or maintained on behalf of its customers. For each of these areas, the Company is using the six phase methodology described above for the Year 2000 Problem. The Company expects to complete the discovery phase by March 1999, but the EURO conversion is not expected to have a material impact on the Company's operations or financial condition or results of operation.

         Disclaimer. The discussion of the Company's efforts, and management's expectation, relating to the EURO conversion are forward-looking statements. The Company's ability to adapt for the EURO conversion and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing conversion review.

                            PEROT SYSTEMS CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders of the Company on May 5, 1998. The purpose of the meeting was to elect nine nominees to serve as directors of the Company and ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1998. The number of shares voted with respect to each nominee was as follows:


Nominee                                  For                   Withheld
-------                                  ---                   --------
Ross Perot.......................     28,154,892                  5,808
James Champy.....................     27,784,410                380,283
Steve Blasnik....................     27,265,886                898,807
Carl Hahn........................     28,089,290                 75,403
George Heilmeier.................     28,135,340                 29,353
Ross Perot, Jr...................     27,310,332                854,361

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

In August 1998, the Company solicited consents to act upon the following proposals:

1. Approve the 1998 Associate Stock Purchase Plan. The shareholders ratified the adoption of this Proposal. There were no broker non-votes. The vote was 30,918,755 for and 10,910 against with the holders of 25,954 shares abstaining.


2. Amend the Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") to increase the number of shares of the Company's Class A Common Stock from 100,000,000 shares to 200,000,000. The shareholders ratified the adoption of this Proposal. There were no broker non-votes. The vote was 30,600,666 for and 172,022 against with the holders of 184,931 shares abstaining.

                            PEROT SYSTEMS CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998


3. Amend the Certificate of Incorporation to authorize five million shares of "blank check" preferred stock. The shareholders ratified the adoption of this Proposal. There were no broker non-votes. The vote was 30,355,404 for and 305,684 against with the holders of 282,331 shares abstaining.

4. Amend the Certificate of Incorporation and the Amended and Restated Bylaws (the "Bylaws") to eliminate shareholder action by written consent unless the Board of Directors allows such action. The shareholders ratified the adoption of this Proposal. There were no broker non-votes. The vote was 30,621,945 for and 243,710 against with the holders of 92,964 shares abstaining.

5. Amend the Certificate of Incorporation and the Bylaws to permit only the Chairman of the Board and the President, or the Chairman of the Board, President or the Secretary at the request in writing of a majority of the Board of Directors, to call special meetings of shareholders and to limit the business permitted to be conducted at such meetings to that brought before the meetings by or at the direction of the Board of Directors. The shareholders ratified the adoption of this Proposal. There were no broker non-votes. The vote was 30,629,594 for and 300,316 against with the holders of 26,709 shares abstaining.

6. Amend the Certificate of Incorporation and the Bylaws to implement an advance notice procedure for the submission of director nominations and other business to be considered at annual meetings of shareholders. The shareholders ratified the adoption of this Proposal. There were no broker non-votes. The vote was 30,786,958 for and 130,296 against with the holders of 40,365 shares abstaining.

7. Amend the Bylaws to require either a majority vote of the Board of Directors or an affirmative vote of 80% of the outstanding Common Stock entitled to vote in order to adopt, amend, or repeal the Bylaws. The shareholders ratified the adoption of this Proposal. There were no broker non-votes. The vote was 30,636,990 for and 181,137 against with the holders of 126,292 shares abstaining.


ITEM 5.  OTHER INFORMATION

                 SHAREHOLDER PROPOSALS FOR 1998 PROXY STATEMENT

         Shareholder proposals that are intended to be presented at the annual meeting to be held in 1999 must be received by the Company no later than December 7, 1998 in order to be included in the proxy statement and related proxy materials.

                    OTHER MATTERS TO COME BEFORE THE MEETING

         If a shareholder desires to bring business before the meeting which is not the subject of a proposal timely submitted for inclusion in the proxy statement or if the shareholder desires to nominate a person for election to the Board other than a director nominated at the direction of the Board, the shareholder must follow procedures outlined in the Company's Bylaws. The procedural requirements in the Bylaws require timely notice in writing of the business the shareholder proposes to bring before the annual meeting or the

                            PEROT SYSTEMS CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998


proposed nomination. To be timely, notice of shareholders' proposals or nominations must be received by the Company not less than 60 days nor more than 90 days prior to the annual meeting; provided however, that in the event that less than 70 days notice or prior public disclosure of the date of the annual meeting is given or made to shareholders, notice by a shareholder, to be timely, must be received no later than the close of business on the 10th day following the date on which such notice of the date of the annual meeting was made or such public disclosure was made, whichever first occurs.

         A copy of these procedures is available upon request from the Secretary of the Company, 12404 Park Central Drive, Dallas, Texas 75251.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K
                          Exhibit No.                  Document
                          --------------               ------------
                              27                       Financial Data Schedule

         (b)   Reports of Form 8-K
         No reports were filed on Form 8-K during the three months ended September 30, 1998.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEROT SYSTEMS CORPORATION
                                    (Registrant)



Date: November 13, 1998             By  /s/ TERRY ASHWILL
                                    ---------------------
                                    Terry Ashwill
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
    27            Financial Data Schedule as of September 30, 1998.