Form 10-K405
period 1998-12-31
PEROT SYSTEMS CORP
filed 1999-03-23
CIK 894253

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                 (REGISTRANT'S TELEPHONE NUMBER) (972) 340-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                              -----------------------------------------
                Class A Common Stock                                       New York Stock Exchange
              Par Value $0.01 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $1,822,438,500 (calculated by excluding shares owned beneficially by directors and officers).

     Number of shares of registrant's common stock outstanding as of March 15, 1999: 86,587,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     INDEX

                                                                          PAGE
                                                                          ----
                                     PART I
Item 1.     Business....................................................       1
Item 2.     Properties..................................................      13
Item 3.     Legal Proceedings...........................................      14
Item 4.     Submission of Matters to a Vote of Security Holders.........      14
                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................      14
Item 6.     Selected Consolidated Financial Data........................      15
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................      16
Item 8.     Financial Statements and Supplementary Data.................      24
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................      24
                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........      24
Item 11.    Executive Compensation......................................      24
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................      24
Item 13.    Certain Relationships and Related Transactions..............      24
                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................      25

Signatures..............................................................      27

ITEM 1.  BUSINESS

OVERVIEW

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below. These factors may cause our actual results to differ materially from any forward-looking statement.

     Perot Systems Corporation ("the Company") is a worldwide provider of information technology services and business solutions to a broad range of clients. The Company serves its clients by delivering services and solutions focused on each client's needs, with particular emphasis on helping clients more effectively serve their customers.

     The Company integrates three core disciplines in providing solutions and services to its clients: (i) business integration; (ii) systems integration and applications development; and (iii) information technology infrastructure services. Business integration services include working with clients to develop and implement business strategy, information technology strategy, process redesign, and change management. Systems integration and applications development include the design and implementation of information technology systems for clients, including both custom-developed and packaged software. Information technology infrastructure services combine information technology outsourcing, staffing, and infrastructure management.

     The Company's approach is to provide clients with an "integrated service offering" -- a combination of multiple disciplines that assists its clients in improving their business operations or in creating new business offerings. With this approach, the Company is able to create long-term relationships with its clients that begin with an analysis of its clients' business strategies and continue through the implementation of information technology solutions and the realization of the clients' goals.

     In marketing its services, the Company is primarily focused on four industries: Financial Services, Energy, Healthcare, and Travel and Transportation. The Company targets these industries to capture the opportunities arising from their rapid rates of change, growth, and the increasing importance of information technology in driving and managing this change and growth. The Company also has significant clients in the Communications and Media and Manufacturing industries and continually evaluates additional industries for future growth opportunities. As these opportunities develop, the Company may allocate resources to target them as additional focal industries.

     Ross Perot and eight associates founded the Company in June 1988. Since then, the Company has grown to over 6,000 associates with operations worldwide as of December 31, 1998.

CORE DISCIPLINES

     The Company's broad range of service offerings are classified within three core disciplines: (i) business integration; (ii) systems integration and applications development; and (iii) information technology infrastructure services. The Company combines these disciplines into an integrated service offering to create a customized solution for its clients. The Company believes that, in addition to providing clients with more comprehensive information technology and business solutions, its integrated service offerings allow the Company to attract strategically motivated clients, focus on its clients' business objectives, and ultimately generate higher value for its clients.

Business Integration

     In providing business integration services, the Company works with clients to, among other things, develop and implement business strategy, information technology strategy, process redesign, and change management. These services include:

     - Business Strategy. To help clients develop and implement business strategies, the Company offers strategic advice designed by business and technical experts with industry-specific knowledge to align client capabilities with the demands of the market in which they compete.

     - Information Technology Strategy. The Company helps its clients create and implement an information technology strategy that optimizes the use of information technology to achieve the client's business objectives. The Company employs its extensive knowledge of information technology architectures, infrastructures, and technologies to continually refine and update its clients' information technology strategies.

     - Process Redesign. The Company works with clients to systematically reengineer their business processes with innovative approaches incorporating cross-industry best practices.

     - Change Management. The Company advises clients with respect to major business and cultural changes by assessing current skills and resource requirements, implementing organizational changes and associated measurement systems, and creating employee communication plans.

Systems Integration and Applications Development

     As part of its systems integration and applications development discipline, the Company designs and implements information technology systems, including both custom-developed and packaged software, for clients by offering the following portfolio of services:

     - Systems Integration. The Company assists clients in designing, evaluating, and implementing information technology systems comprising software applications and hardware components. Services performed by the Company range from migrating systems from an existing platform to a new platform to installing, configuring, and testing a new system, and providing associated training support.

     - Applications Development. The Company develops custom software applications ranging from modifications and enhancements of existing packaged software to completely custom-developed applications. These applications are designed for various environments including web-based systems, distributed networks, and mainframes.

     - Project Management. Company associates manage client staff to perform systems integration and applications development projects, including project scope and change control.

Information Technology Infrastructure Services

     Information technology infrastructure services combine information technology outsourcing, staffing, and infrastructure management. The Company's information technology infrastructure services include:

     - Operations and Maintenance. The Company manages, updates, and maintains data processing systems, networks and technical infrastructures, operates help desks, and manages, resolves, and documents problems in the client's computing environment. These activities can be performed at client facilities or delivered through data processing centers maintained by the Company. The Company also coordinates change activities through standardized and automated change management processes, checks and monitors systems and networks for unauthorized use, manages various types of storage media, and provides data backup and recovery services.

     - Monitoring and Planning. The Company offers comprehensive monitoring of and planning for information technology systems, including monitoring network status and availability through periodic polling of network resources. The Company also collects and analyzes data and applies corrective measures when information technology systems and networks do not meet requirements and measures and monitors the availability of sufficient capacity in order to ensure continuity and quality of service.

CHANNELS TO MARKET

     The Company delivers its services primarily through industry groups representing its four targeted industries and the other industries in which the Company has significant customers. The Company also offers services through its geographically-based project offices.

Targeted Industries

     The Company's targeted industry groups are Financial Services, Energy, Healthcare, and Travel and Transportation. The Company targets these industries to capture the opportunities arising from their rapid rates of change, growth, and the increasing importance of information technology in driving and managing this change and growth. Group associates have broad technical and operational experience and expertise in addressing the technical and business challenges faced by clients in these industries. The following is a brief description of the Company's main industry groups:

     Financial Services Group. The Company provides a full range of business integration and information technology service line offerings to wholesale, commercial, and retail banks, investment banks, private banks, asset management companies, brokerage firms, securities clearing banks, and other financial institutions. The financial services team includes professionals with backgrounds in investment banking and commercial banking, and former senior level consultants to the financial services industry. The Company utilizes its industry-specific and technical expertise to help clients capitalize on emerging market opportunities as financial services markets converge and the Internet and other technologies create new markets. Some of the sector specific offerings are:

     - Capital Markets. The financial services group provides services that include re-engineering and automation of front and back office functions, project management and implementation of global trading floors, and integration and operational management of secure information technology infrastructures.

     - Retail Banking. The financial services group offers retail banks telephone and Internet-based direct banking design services and project implementation, assistance with customer relationship management, and expertise in electronic payment systems. The Company also provides infrastructure operations services to retail banks.

     - Mortgage Banking. Associates in the financial services group provide process improvement consulting and implementation to mortgage lenders and servicers to automate the processing of mortgage applications and to increase productivity.

     Energy Services Group. The Company serves municipal and private utilities, related service providers, new entrants in deregulated markets, and other energy companies. The energy services group comprises experts in such key areas as energy power systems restructuring and automation, transmission congestion management and modeling, market simulation design analysis, and power management system economics. Offerings in this sector include:

     - Regulated Utilities. Energy services group professionals design, implement, and operate information technology systems to support core business functions of major utilities, including billing and collections, customer service, and supply chain management. These associates also advise energy industry organizations with regulatory compliance and prepare them to take advantage of deregulating markets.

     - Unregulated Markets/New Market Entrants. The energy services group assists unregulated entities in building and operating retail systems and infrastructure, settlements and clearing systems, trading and risk management systems, and provides product and service innovations to exploit competitive markets.

     Healthcare Services Group. Focusing on the requirements of integrated healthcare networks, the Company serves managed care providers, hospital groups, healthcare product distributors, and other healthcare companies. The healthcare services team includes physicians, nurses, health policy experts, managed care executives, and health insurance experts. The Company assists clients with information access and connectivity and provides tools for transaction management, care management, decision support, and Internet-based demand management systems. Some of the sector specific offerings are:

     -  Multi-Hospital Systems and Regional Integrated Delivery
        Networks. Professionals in the healthcare services group advise clients on preparing for, and assist clients in managing the business opportunities of, acquisitions and divestitures of discrete care units.

     - Managed Care Organizations. The healthcare services group offers clients expertise in managed care administrative systems, including claims processing, and operates an industry service bureau priced on a per member per month basis.

     - Physician Practice Management Companies. The healthcare services group offers clients specialized knowledge of physician practice management systems and operates a business service bureau on a transaction services basis.

     Travel and Transportation Services Group. The Company serves rental car companies, hotels, airlines, travel agencies, and companies in other sectors of the travel and transportation industry. The travel and transportation services group includes former business executives from the rental car, travel agency, and airline industries. Certain sectors served by this group are:

     - Rental Cars. Travel and transportation services group professionals provide industry-specific expertise, systems, and processes in business planning, reservations systems, fleet management, counter operations, billing, and yield management.

     - Hospitality. The travel and transportation services group offers assistance with integration of hotel chain property management and central reservation systems, travel agent commission settlement systems, and loyalty program offerings.

Existing Business and Opportunities in Other Industries

     In addition to its targeted industries, the Company has significant clients in the Communications and Media and the Manufacturing industries. The Company believes that its business in these areas has the potential to mature into fully-developed targeted industry groups. Services and types of clients include:

     - Communications and Media. The Company assists with business strategy, billing, online, and customer care programs, quality assurance and testing, and customer revenue enhancement programs to providers of voice, data, image, video, entertainment, media, and information services through wireless and wireline networks.

     - Manufacturing. Knowledgeable associates provide industry-specific solutions, including supply chain management, planning and scheduling, order management and assistance with warehousing, distribution, production, and finance applications to a variety of manufacturing clients, including companies in the automobile manufacturing, automobile parts manufacturing, steel, and plastics industries.

Other Channels to Market: Project Offices

     The Company also offers shorter term services on a project basis, which it typically delivers through the Company's geographically-based project offices and its business consulting units. Project offices sell short-term business integration, systems integration and applications development, and information technology infrastructure services within targeted and other industries, both on an integrated and an individual service offering basis.

     The Company has project offices in Reston, Virginia; Denver, Colorado; Dallas, Texas; Amersfoort, The Netherlands; London, England; Detroit, Michigan; Atlanta, Georgia; and Munich, Germany. These project offices, which employed approximately 700 associates as of December 31, 1998, also serve as a location to provide technology training and staffing pools for the Company's long-term relationships.

PEROT SYSTEMS ASSOCIATES

     The market for information technology personnel and business integration professionals is intensely competitive. A key part of the Company's business strategy is the hiring, training, and retention of highly motivated personnel with strong character and leadership traits. The Company believes that employing associates with such traits is and will continue to be an integral factor in differentiating the Company from its competitors in the information technology industry. In seeking such associates, the Company screens candidates for employment through a rigorous interview process.

     The Company devotes a significant amount of resources to training its associates. Associates undergo continual training throughout their employment with the Company. Entry level training programs develop the skill sets necessary to serve the Company's clients. These entry level apprentice training programs are augmented by engineering development programs and periodic continuing education. In addition, the Company operates a leadership training course that each manager and executive must complete. This program includes a workshop stressing the fundamentals of team leadership. The Company augments its extensive personnel and leadership training through its TRAIN (The Real-time Associate Information Network) system, a company-wide intranet featuring training courses that develop both technical and leadership skills.

     The Company employs a performance-based incentive compensation program that provides guidelines for career development, encourages the development of skills, provides a tool to manage the associate development process, and establishes compensation guidelines as part of its retention program. In addition to competitive salaries, the Company distributes cash bonuses that are paid promptly to reward excellent performance. The Company seeks to align the interests of its associates with those of its stockholders by compensating outstanding performance with equity interests in the Company, which the Company believes fosters loyalty and commitment to Company goals. More than 90% of the Company's associates hold equity interests in the Company.

     As of December 31, 1998, the Company employed approximately 6,000 associates located in the United States and several other countries. None of the Company's United States associates is currently employed under an agreement with a collective bargaining unit. The Company's associates in France and Germany are generally members of work councils and have worker representatives. The Company believes that its relations with its associates are good.

UBS AGREEMENTS

     In January 1996, the Company entered into a series of agreements to form a strategic relationship with Swiss Bank Corporation, one of the predecessors to UBS AG ("UBS"). This relationship involves a long-term contract (the "IT Services Agreement"), and a separate agreement to provide services to other UBS operating units and to permit the Company to use certain UBS assets. Other agreements with UBS provide for the sale to UBS of stock and options in the Company, and the transfer to the Company of a 40% stake in UBS's European information technology subsidiary, Systor.

IT Services Agreement

     Under the IT Services Agreement, the Company provides Warburg Dillon Read, the investment banking division of UBS, with services meeting its requirements for the operational management of its technology resources (including mainframes, desktops, and voice and data networks), excluding hardware and proprietary software applications development. The term of the IT Services Agreement is 11 years beginning January 1, 1996. The Company's charges for services provided under the IT Services Agreement are generally based on reimbursement of all costs, other than Company corporate overhead, incurred by the Company in the performance of services covered by the contract. In addition to this cost reimbursement, the Company receives an agreed annual fee, subject to bonuses and penalties of up to 15% of such fee based on the Company's performance. UBS determines the bonus or penalty based on many subjective factors, including service quality, client satisfaction, and the effectiveness of the Company in assisting UBS in meeting its business goals.

     Approximately 27.3% and 27.2% of the Company's revenues were earned in connection with services performed on behalf of UBS and its affiliates for the years ended December 31, 1998 and 1997, respectively. If some competitors of UBS acquire more than 25% of the shares of Class A Common Stock of the Company or another party (other than an affiliate of Ross Perot) acquires more than 50% of the shares of Class A Common Stock and, if in either case, that acquisition is reasonably likely to have a significant adverse effect on the performance of or the charges for the services rendered by the Company, UBS has the right to terminate its agreements with the Company. The loss of UBS as a client would materially and adversely affect the Company's business, financial condition, and results of operations.

Equity Interests

     Under the Amended and Restated PSC Stock Option and Purchase Agreement (the "Stock Agreement"), the Company sold UBS 100,000 shares of Class B Common Stock for $3.65 a share and 7,234,320 options to purchase shares of Class B Common Stock for $1.125 an option (the "UBS Options"). UBS can exercise the UBS Options at any time for $3.65 a share, subject to United States bank regulatory limits on UBS's shareholdings. UBS exercised options to purchase 834,320 shares of Class B Common Stock in September 1998. In addition to other limits set forth in the Stock Agreement, the number of shares of Class B Common Stock owned by UBS and its employees may not exceed 10% of the number of shares of outstanding Common Stock. Once the underlying shares of Class B Common Stock vest, the corresponding UBS Options are void unless exercised by UBS within five years of such vesting. This five-year period is tolled at any time when bank regulatory limits prohibit UBS from acquiring the shares.

     Beginning on January 1, 1997, the shares of Class B Common Stock subject to the UBS Options vest at a rate of 63,906 shares per month until January 1, 2002 and a rate of 58,334 shares per month thereafter until the IT Services Agreement terminates. Upon termination of the IT Services Agreement, (i) UBS is required to sell to the Company all unvested shares of Class B Common Stock and (ii) UBS Options with respect to unvested shares of Class B Common Stock are void.

     UBS cannot transfer the UBS Options. Subject to exceptions relating to certain transfers to UBS affiliates and transfers in connection with widely dispersed offerings, before transferring any shares of Class B Common Stock UBS must first offer such shares to the Company. UBS cannot sell Class B Common Stock, except for limited sales to UBS affiliates, until February 5, 2000.

     A portion of the Company's interest in Systor will be returned to UBS if the IT Services Agreement is terminated. The portion that would be returned to UBS upon such a termination declines ratably over a ten year period that began on January 1, 1997.

TERMINATION OF EAST MIDLANDS ELECTRICITY AGREEMENT

     The Company has been providing services for East Midlands Electricity (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992 (as amended, the "EME Agreement"). In July 1998, PowerGen plc ("PowerGen") acquired EME from Dominion Resources, Inc. Pursuant to EME's right to terminate the EME Agreement following a change in control of EME, PowerGen and EME have notified the Company that EME is terminating the EME Agreement effective in October 1999. The Company does not expect the termination of the EME Agreement to have a material effect on the Company's financial position, results of operations or liquidity in 1999 and future years.

COMPETITION

     The Company's markets are intensely competitive and are characterized by continuous changes in customer requirements and the technology available to satisfy those requirements.

     The Company's principal competitors include Andersen Consulting LLP, Cambridge Technology Partners, Inc., Cap Gemini Group, Computer Sciences Corporation, debis Systemhaus GmbH (the information technology division of DaimlerChrysler), Electronic Data Systems Corporation, Ernst & Young LLP, IBM Global Services (a division of International Business Machines, Inc.), KPMG Peat Marwick LLP, MCI Systemhouse, Oracle Corporation, PricewaterhouseCoopers LLP, and The SABRE Group Holdings, Inc.

     Many of these companies, as well as some other competitors, have greater financial resources and larger customer bases than the Company and may have larger technical, sales, and marketing resources than the Company. The Company expects to encounter additional competition as it addresses new markets and as the computing and communications markets converge. In addition, the Company must frequently compete with a client's own internal information technology capability, which may constitute a fixed cost for the client. This may increase pricing pressure on the Company.

     The Company competes on the basis of a number of factors, both within and outside of its control, including the attractiveness of the business strategy and services that the Company offers, breadth of service line offerings, technological innovation, pricing, quality of service, and ability to invest in or acquire assets of potential customers. The Company differentiates itself from its competitors by providing clients with integrated service offerings, emphasizing the creation of long-term relationships with its clients, and working with the client to define the business problem to be solved and the potential business opportunity from the point of view of the client and the client's customers. There can be no assurance that the Company will be able to compete successfully against its current or future competitors in the future or that competition will not have a material adverse effect on the Company's results of operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     See Note 12 to the Consolidated Financial Statements included elsewhere in this report.

INTELLECTUAL PROPERTY

     While the Company attempts to retain intellectual property rights arising from client engagements, the Company's clients often have the contractual right to retain such intellectual property. The Company relies on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its associates and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     The Company licenses the right to use the names "Perot Systems" and "Perot" (collectively, the "Perot Name") in its current and future businesses, products, or services from the Perot Systems Family Corporation and Ross Perot. The license is a non-exclusive, royalty-free, worldwide, non-transferable license. The Company may also sublicense its rights to the Perot Name to its affiliates. Under the license agreement, as amended, either party may, in their sole discretion, terminate the license at any time, with or without cause and without penalty, by giving the other party written notice of such termination. Upon termination by either party, the Company must discontinue all use of the Perot Name within one year following receipt of the notice of termination. The termination of this license agreement may materially and adversely affect the Company's business, financial condition, and results of operations. Except for the license of the Company's name, the Company does not believe that any particular copyright, trademark, or group of copyrights and trademarks is of material importance to the Company's business taken as a whole.

RISK FACTORS

     You should carefully consider the following risk factors and warnings. The risks described below are not the only ones facing our company. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our Class A Common Stock could decline, and you may lose all or part of your investment. You should also refer to the other information set forth in this report, including our consolidated financial statements and the related notes.

Loss of Major Clients Could Adversely Affect Our Business

     Our ten largest clients accounted for approximately 65.7% of our revenue for the year ended December 31, 1998. For the year ended December 31, 1997, our ten largest clients accounted for approximately 64.1% of our revenue. Only two clients, UBS and East Midlands Electricity, accounted for more than 10% of our revenue during 1997 and 1998.

     Our largest client is UBS. Approximately 27.3% of our revenue came from services performed on behalf of UBS for the year ended December 31, 1998. For the year ended December 31, 1997, approximately 27.2% of our revenue came from UBS. We expect UBS to account for a substantial portion of our revenue and earnings for the foreseeable future. See "Business -- UBS Agreements."

     Approximately 11.7% of our revenue came from services performed on behalf of East Midlands Electricity for the year ended December 31, 1998. For the year ended December 31, 1997, approximately 10.2% of our revenue came from East Midlands Electricity. In July 1998, PowerGen plc acquired East Midlands Electricity from Dominion Resources, Inc. East Midlands Electricity has given us notice that it is terminating the EME Agreement in October 1999. See "Termination of East Midlands Electricity Agreement".

     After UBS and East Midlands Electricity, our next eight largest customers accounted for approximately 26.7% of our revenue in 1998. Our success depends substantially upon the retention of UBS and a majority of our other major clients as ongoing clients. Generally, we may lose a client as a result of a merger or acquisition, business failure, contract expiration, or the selection of another provider of information technology services. Of our top ten clients as of December 31, 1998, no contracts expired in 1998, one contract (representing approximately $23 million in revenue during 1998) will expire in 1999, one contract (representing approximately $13 million in revenue during 1998) is scheduled to expire in 2000, and one contract (representing approximately $30 million in revenue during 1998) is scheduled to expire in 2001. We do not expect that the long term contract that expires in 1999 will be renewed. The contract that expires in 2001 was originally a short term agreement expiring in 1998 that was extended for two years. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our major clients in the future. See "-- Our Contracts Contain Termination Provisions and Pricing Risks."

Changes in Our UBS Relationship and Variability of Profits from UBS Could Adversely Affect Our Business

     Our relationship with UBS is a long-term strategic relationship that we formed by entering into several agreements with UBS in January 1996. These contracts were renegotiated in April 1997 and June 1998. The April 1997 renegotiation reduced the term of the agreements from 25 years to ten years beginning January 1997. We cannot guarantee that our current relationship with UBS will continue on the same terms in the future.

     Revenue derived from this relationship depends upon the level of services we perform, which may vary from period to period depending on UBS's requirements. The agreement with UBS that covers a majority of our business with UBS entitles us to recover our costs plus an annual fee in an agreed amount with a bonus or penalty that can cause this annual fee to vary up or down by as much as 15%, depending on our level of performance as determined by UBS. Determination of whether our performance merits a bonus or a penalty depends on many subjective factors, including service quality, client satisfaction, and our effectiveness in assisting UBS in meeting its business goals. As a result, we cannot predict with certainty the future level of revenue or profit from our relationship with UBS. See "UBS Agreements."

Failure to Recruit, Train, and Retain Skilled Personnel Could Increase Costs or Limit Growth

     We must continue to grow internally by hiring and training technically-skilled people in order to perform services under our existing contracts and new contracts that we will enter into. The people capable of filling these positions are in great demand and recruiting and training such personnel require substantial resources. We have to pay an increasing amount to hire and retain a technically-skilled workforce. Our business also experiences significant turnover of technically-skilled people. These factors create variations and uncertainties in our compensation expense and directly affect our profits. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations will be materially and adversely affected.

     We have issued a substantial number of options to purchase shares of Class A Common Stock to our associates. We expect to continue to issue options to our associates to reward performance and encourage retention. The exercise of any additional options issued by us could adversely affect the prevailing market price of the Class A Common Stock.

We Could Lose Rights to Our Company Name

     We do not own the right to our company name. In 1988, we entered into a license agreement with Ross Perot and the Perot Systems Family Corporation that allows us to use the name "Perot" and "Perot Systems" in our business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, we would not be allowed to use the names "Perot" or "Perot Systems" in our business. Mr. Perot's or the Perot Systems Family Corporation's termination of our license agreement could materially and adversely affect our business, financial condition, and results of operations.

Ross Perot's Stock Ownership Provides Substantial Control over Our Company

     Ross Perot, our Chairman, President, and Chief Executive Officer, is the managing general partner of HWGA, Ltd., a partnership that owned 31,705,000 shares of our Class A Common Stock as of March 15, 1999. Mr. Perot also owns 44,000 shares of our Class A Common Stock directly. Accordingly Mr. Perot, primarily through HWGA, Ltd., controls approximately 34.8% of our outstanding voting common stock. As a result, Mr. Perot, through HWGA, Ltd., will have the power to block corporate actions such as an amendment to our Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of our assets. In addition, Mr. Perot may significantly influence the election of directors and any other action requiring shareholder approval. The other general partner of HWGA, Ltd. is Ross Perot, Jr., a director of our company, who has the authority to manage the partnership and direct the voting or sale of the shares of Class A Common Stock held by HWGA, Ltd. if Ross Perot is no longer the managing general partner.

Loss of Key Personnel Could Adversely Affect Our Business

     Our success depends largely on the skills, experience, and performance of some key members of our management, including our Chairman, President, and Chief Executive Officer, Ross Perot. The loss of any key members of our management may materially and adversely affect our business, financial condition, and results of operations.

Our Contracts Contain Termination Provisions and Pricing Risks

     Many of the services we provide are critical to our clients' business. Some of our contracts with clients permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our clients to terminate contracts creates an uncertain revenue stream. If clients are not satisfied with our level of performance, our reputation in the industry may suffer, which may also materially and adversely affect our business, financial condition, and results of operations.

     Some of our contracts contain pricing provisions that require the payment of a set fee by the client for our services regardless of the costs we incur in performing these services, or provide for penalties in the event we fail to achieve certain contract standards. In such situations, we are exposed to the risk that we will incur significant unforeseen costs or such penalties in performing the contract.

Risks Related to Potential Year 2000 Problems May Adversely Affect Our Business

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result, some of these systems could fail to operate or fail to produce correct results because they may interpret "00" to mean 1900, rather than 2000 -- widely known as the "Year 2000 Problem." These problems are likely to increase in frequency and severity as the Year 2000 approaches. The Year 2000 Problem affects some of our computers, software, and other equipment. If we fail to properly recognize and address the Year 2000 Problem in our systems, our business, financial condition, and results of operations could be materially and adversely affected.

     Some of our clients will be affected by the Year 2000 Problem. In some situations, we agreed to modify, upgrade, or replace our clients' systems. We have estimated our costs to perform these services and have taken steps to plan for such costs, including setting up reserves and negotiating contract provisions to address the issues. We cannot guarantee that these steps will be sufficient, our estimates are accurate, or our reserves adequate. If we fail to adequately assess such costs, our business, financial condition, and results of operations could be materially and adversely affected.

     The Year 2000 Problem also affects some of our major suppliers of computers, software, and other equipment. We have discussed the Year 2000 Problem with some of these suppliers, but we cannot guarantee that these suppliers will resolve any or all Year 2000 Problems. If our suppliers fail to resolve Year 2000 Problems, our business could be materially disrupted.

     We expect to identify and resolve all Year 2000 Problems that could materially adversely affect our business operations. However, our management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us or our clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, our management believes that the following consequences are possible:

     - a significant number of operational inconveniences and inefficiencies for us and our clients that will divert management's time and attention and financial and human resources from ordinary business activities;

     - a lesser number of serious system failures that will require significant efforts by us or our clients to prevent or alleviate material business disruptions;

     - several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 Problems by our clients, which will be resolved in the ordinary course of business; and

     - a few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

Failure to Properly Manage Growth Could Adversely Affect Our Business

     We have expanded our operations rapidly in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, our business, financial condition, and results of operations will be materially and adversely affected.

Significant Unallocated Net Proceeds From Initial Public Offering

     We have not designated any specific uses for the net proceeds of our initial public offering which closed on February 5, 1999. Therefore, we will have broad discretion in how we use such net proceeds, which may include working capital, business expansion, and other general corporate purposes.

We Operate in Highly Competitive Markets

     Our markets are intensely competitive. Our customers' requirements and the technology available to satisfy those requirements continually change.

     Our principal competitors include Andersen Consulting LLP, Cambridge Technology Partners, Inc., Cap Gemini Group, Computer Sciences Corporation, debis Systemhaus GmbH (the information technology division of DaimlerChrysler), Electronic Data Systems Corporation, Ernst & Young LLP, IBM Global Services (a division of International Business Machines Corporation), KPMG Peat Marwick LLP, MCI Systemhouse, Oracle Corporation, PricewaterhouseCoopers LLP, and The SABRE Group Holdings, Inc.

     Many of these companies, as well as some other competitors, have greater financial resources and a larger customer base than we do and may have larger technical, sales, and marketing resources than we do. We expect to encounter additional competition as we address new markets and as the computing and communications markets converge.

     We must frequently compete with a client's own internal information technology capability, which may constitute a fixed cost for the client. This may increase pricing pressure on us. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, and results of operations will be materially and adversely affected.

     We compete on the basis of a number of factors, including the attractiveness of the business strategy and services that we offer, breadth of services we offer, pricing, technological innovation, quality of service, and ability to invest in or acquire assets of potential customers. Some of these factors are outside our control. We cannot be sure that we will compete successfully against our competitors in the future. If we fail to compete successfully against our current or future competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected.

Variability of Quarterly Operating Results

     We expect our revenues and operating results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

     -  mix and timing of client projects;

     -  completing client projects;

     -  hiring, integrating, and utilizing associates;

     -  timing of new contracts;

     -  issuance of common shares and options to employees; and

     -  one time non-recurring and unusual charges.

     Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

Changes in Technology Could Adversely Affect Our Business

     The markets for our information technology services change rapidly because of technological innovation, new product introductions, changes in customer requirements, declining prices, and evolving industry standards, among other factors. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly, or otherwise unmarketable. As a result, our success depends on our ability to timely innovate and integrate new technologies into our service offerings. We cannot guarantee that we will be successful at adopting and integrating new technologies into our service offerings in a timely manner.

     Advances in technology also require us to commit substantial resources to acquiring and deploying new technologies for use in our operations. We must continue to commit resources to train our personnel and our clients' personnel in the use of these new technologies. We must continue to train personnel to maintain the compatibility of existing hardware and software systems with these new technologies. We cannot be sure that we will be able to continue to commit the resources necessary to refresh our technology infrastructure at the rate demanded by our markets.

Intellectual Property Rights

     In recent years, there has been significant litigation in the United States involving patent and other intellectual property rights. We are not currently involved in any material intellectual property litigation. We may, however, be a party to intellectual property litigation in the future to protect our trade secrets or know-how.

     Our suppliers, clients, and competitors may have patents and other proprietary rights that cover technology employed by us. Such persons may also seek patents in the future. United States patent applications are confidential until a patent is issued and most technologies are developed in secret. Accordingly, we are not, and cannot, be aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves or our clients against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation and intellectual property litigation could force us to do one or more of the following:

     - cease selling or using products or services that incorporate the challenged technology;

     - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology; and

     -  redesign those services or products that incorporate such technology.

Provisions of Our Certificate of Incorporation, Bylaws, and Delaware Law Could Deter Takeover Attempts

     Our Board of Directors may issue up to 5,000,000 shares of Preferred Stock and may determine the price, rights, preferences, privileges, and restrictions, including voting and conversion rights, of these shares of Preferred Stock. These determinations may be made without any further vote or action by our stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

     In addition, we have adopted a stockholders' rights plan. Under this plan, after the occurrence of specified events that may result in a change of control, our stockholders will be able to buy stock from us or our successor at half the then current market price. These rights will not extend, however, to persons participating in takeover attempts without the consent of our Board of Directors or that our Board of Directors determines to be adverse to the interests of the stockholders. Accordingly, this plan could deter takeover attempts.

     Some provisions of our Certificate of Incorporation and Bylaws and of Delaware General Corporation Law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving our company. See "Description of Capital Stock." Among other things, these provisions:

     - require a 66 2/3% vote to amend our Certificate of Incorporation or approve any merger or sale, lease, or exchange of all or substantially all of our property and assets;

     -  require an 80% vote of the stockholders to amend our Bylaws;

     - require advance notice for stockholder proposals and director nominations to be considered at a vote of a meeting of stockholders;

     - permit only our Chairman, President, or a majority of our Board of Directors to call stockholder meetings, unless our Board of Directors otherwise approves;

     - prohibit actions by stockholders without a meeting, unless our Board of Directors otherwise approves; and

     - limit transactions between our company and persons that acquire significant amounts of stock without approval of our Board of Directors.

No Dividends

     We have never declared or paid a cash dividend on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Risks Related to International Operations

     We have operations in many countries around the world. Risks that affect international operations include:

     -  fluctuations in currency exchange rates;

     -  complicated licensing and work permit requirements;

     -  variations in the protection of intellectual property rights;

     -  restrictions on the ability to convert currency; and

     - additional expenses and risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business.

     To attempt to mitigate the effects of foreign currency fluctuations on the results of our foreign operations, we sometimes use forward exchange contracts and other hedging techniques to help protect us from large swings in currency exchange rates.

Availability of Significant Amounts of Class A Common Stock for Sale Could Adversely Affect Its Market Price

     Prior to our initial public offering, stockholders holding more than 90% of the Common Stock then outstanding and approximately 90% of the then exercisable options to purchase Common Stock executed lock-up agreements that limited their ability to sell Common Stock. These stockholders have agreed not to sell or otherwise dispose of any shares of Common Stock until August 1, 1999 without the prior written approval of Morgan Stanley & Co. Incorporated and us. Morgan Stanley & Co. Incorporated and we may, in our sole discretion and at any time without notice, release all of any portion of the securities subject to lock-up agreements.

ITEM 2.  PROPERTIES

     As of December 31, 1998, the Company had approximately 40 locations in the United States and five countries outside the United States, all of which were leased. The Company's leases cover approximately 900,000 square feet of office and other facilities and have expiration dates ranging from 1999 to 2016. Upon expiration of its leases, the Company does not anticipate any significant difficulty in obtaining renewals or alternative space. In addition to the leased property referred to above, the Company occupies office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the agreement with the particular client. The Company currently anticipates consolidating some or all of its operations located principally in Dallas, Texas during the next two years. The Company's management believes that its current facilities are suitable and adequate for its business.

OPERATING LEASES AND MAINTENANCE AGREEMENTS

     The Company has commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 1998 are disclosed in Note 13 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which was subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, breach of warranty, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract substantially limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan has used and continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims and intends to vigorously defend the lawsuit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded on the New York Stock Exchange. There was no public trading of the Company's Class A Common Stock prior to February 2, 1999. At March 15, 1999 there were approximately 2,364 record holders of the Company's Class A Common Stock. All per share and common stock data have been adjusted to reflect a two for one stock split effected in the form of a stock dividend in January 1999. The Company has never paid dividends on shares of its Class A Common Stock and has no current intention of paying such dividends in the future.

     The Company had its initial public offering (the "Offering") in February 1999. On February 1, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1, Registration No. 333-60755 (the "Registration Statement"), relating to the Offering effective. The Offering commenced on February 2, 1999. All of the shares of Class A Common Stock registered pursuant to the Registration Statement were sold and the Offering has been terminated. The managers for the Offering were Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce Fenner & Smith Incorporated, Warburg Dillon Read LLC, Bear, Stearns & Co. Inc. and Hambrecht & Quist LLC.

     The Company registered 7,475,000 shares (including 975,000 shares subject to the over-allotment option) of its Class A Common Stock for sale in the Offering. The Company has sold for its account all of the shares registered in the Offering at a price of $16.00 per share. The total value (calculated using the offering price) of all shares of Class A Common Stock registered was $119.6 million. The net proceeds of the Offering to the Company (after underwriting commissions and discounts and other expenses) were approximately $109.3 million. The effective date of the Registration Statement was after the ending date of the reporting period covered by this Annual Report on Form 10-K. Therefore, no expenses were incurred and proceeds of the Offering were not used between the effective date of the Registration Statement and the ending date of the reporting period covered hereby.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 have been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent auditors. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, which are included herein.

                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                         1998     1997     1996     1995     1994
                                                        ------   ------   ------   ------   ------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATING DATA(1):
Revenue...............................................  $993.6   $781.6   $599.4   $342.3   $292.2
Direct cost of services...............................   787.9    636.3    461.2    268.6    239.4
                                                        ------   ------   ------   ------   ------
Gross profit..........................................   205.7    145.3    138.2     73.7     52.8
Selling, general and administrative expenses..........   140.3    125.7     92.9     52.8     41.9
Goodwill impairment...................................     4.1       --       --       --       --
Purchased research and development....................      --      2.0      4.0       --       --
                                                        ------   ------   ------   ------   ------
Operating income......................................    61.3     17.6     41.3     20.9     10.9
Interest income, net..................................     4.2      0.6      0.8      1.3       --
Equity in earnings/(losses) of unconsolidated
  affiliates..........................................     7.9      4.1     (0.3)      --       --
Write-down of nonmarketable equity securities.........      --     (3.9)      --       --       --
Other income/(expense)................................     2.8      1.1     (1.6)    (2.0)    (0.8)
                                                        ------   ------   ------   ------   ------
Income before taxes...................................    76.2     19.5     40.2     20.2     10.1
Provision for income taxes............................    35.7      8.3     19.7      9.4      3.8
                                                        ------   ------   ------   ------   ------
Net income............................................  $ 40.5   $ 11.2   $ 20.5   $ 10.8   $  6.3
                                                        ======   ======   ======   ======   ======
Basic earnings per common share(2)....................  $ 0.53   $ 0.14   $ 0.27   $ 0.17   $ 0.10
Weighted average common shares outstanding(2).........    76.9     78.3     74.1     62.3     61.4
Diluted earnings per common share(2)..................  $ 0.42   $ 0.12   $ 0.24   $ 0.16   $ 0.09
Weighted average diluted common shares
  outstanding(2)......................................    97.1     95.2     84.3     66.7     64.6
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents.............................  $144.9   $ 35.3   $ 27.5   $ 17.4   $  9.2
Total assets..........................................   382.1    267.1    232.2    130.5     90.3
Long-term debt(3).....................................     1.5      2.9      5.2      6.1     10.0
Stockholders' equity..................................   142.6     93.3     70.8     42.9     32.7
OTHER DATA:
Capital expenditures..................................  $ 25.7   $ 46.1   $ 27.5   $ 18.3   $ 10.3

---------------

(1) The Company's results of operations include the effects of business acquisitions made in 1996 and 1997. See Note 4 of the Notes to the Consolidated Financial Statements included herein.

(2) All common share numbers and per common share data reflect a two for one stock split effected in January 1999.

(3) Amounts classified as long-term debt consist primarily of current and long-term capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following commentary should be read in conjunction with the Consolidated Financial Statements and the Notes which are included herein.

OVERVIEW

     The Company is a worldwide provider of information technology services and business solutions to a broad range of clients. The Company integrates three core disciplines in providing solutions and services to its clients: information technology infrastructure services, systems integration and applications development, and business integration. Information technology infrastructure services combine information technology outsourcing, staffing, and infrastructure management. Systems integration and applications development include implementation of new and existing systems, including both custom-developed and packaged software. Business integration services include working with clients to develop and implement business strategy, information technology strategy, process redesign, and change management.

     From 1994 through 1998, the Company's business mix shifted from being predominantly an information technology infrastructure services provider, where revenue was obtained through long-term unit-price or fixed-price facilities management contracts, to a more balanced mix with increased emphasis on systems integration and applications development and business integration. Newer engagements are primarily level-of-effort based contracts that combine several service offerings. The Company's strategy is to continue this increased focus on systems integration and applications development and business integration services, supported by value-added information technology infrastructure services.

     During 1996 and 1997, the Company made several acquisitions. The acquired firms added strength in the areas of business integration and consulting, business-to-business electronic commerce over the Internet, business reengineering, object-oriented applications development, data mining, and systems management. These acquisitions contributed revenue of $80.1 million for 1998.

     The Company's top ten clients accounted for approximately 65.7% of total revenue for the year ended December 31, 1998, 64.1% for the year ended December 31, 1997, and 68.3% for the year ended December 31, 1996. Approximately 35.5% of the Company's total revenue was derived from international operations for the year ended December 31, 1998, 33.6% for the year ended December 31, 1997, and 33.2% for the year ended December 31, 1996.

     The Company provides services under contracts containing pricing provisions that relate to the level of services supplied by the Company ("level-of-effort"), provide for a set fee to be received by the Company ("fixed-price"), or link the revenue to the Company to a client-specific data point, such as the number of transactions processed or computing minutes consumed ("unit-price"). Many of the Company's contracts combine more than one of these types of provisions. The majority of revenue for the years ended December 31, 1998 and 1997 was derived from level-of-efforts pricing. Revenue from level-of-efforts pricing is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percentage of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized on the percentage-of-completion method, and is earned based on the percentage relationship of incurred contract costs to date to total estimated contract costs, after giving effect to the most recent estimates of total cost. Revenue from unit-price contracts is recognized based on technology units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service.

     Year 2000 engagements do not comprise a substantial portion of the Company's business. For one Year 2000 project, the Company uses a zero estimate of profit with equal amounts of revenue and cost recognized until the final outcome of the engagement can be estimated more precisely because of the inherent uncertainties regarding testability in the existing system environment and client acceptance.

     The Company continuously monitors its contract performance in light of client expectations, the complexity of work, project plans, delivery schedules, and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Other contract-related accrued liabilities are also recorded to match contract-related expenses in the period in which revenues from those contracts are recognized.

     The Company experienced substantial growth in 1996, 1997, and 1998. A significant portion of the growth in 1996 resulted from the Company's entry into a strategic relationship with UBS AG ("UBS") in January 1996. The Company's operating UBS relationship comprises two main components, a long-term level-of-effort contract (the "IT Services Agreement") and various project assignments. During the years ended December 31, 1998, 1997 and 1996, approximately 24.0%, 21.7% and 22.9%, respectively, of the Company's revenues were earned in connection with services performed under the IT Services Agreement, and 3.3%, 5.5% and 5.3%, respectively, of the Company's revenues were earned in connection with the various projects performed for UBS.

     The Company has increased its focus on expense reduction and cost control over the last year in numerous ways. The most significant savings in administrative expenses included reductions in executive compensation expense, the cancellation of discretionary projects, and reductions in marketing and promotional expenses, and non-essential travel. In addition, the Company established more stringent expense policies and created a capital expenditures review committee. These cost control measures contributed to a decrease in selling, general and administrative expenses as a percentage of revenue from 16.1% in 1997 to 14.1% in 1998.

     The Company has been providing services for East Midlands Electricity (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992 (as amended, the "EME Agreement"). In July 1998, PowerGen plc ("PowerGen") acquired EME from Dominion Resources, Inc. Pursuant to EME's right to terminate the EME Agreement following a change in control of EME, PowerGen and EME have notified the Company that EME is terminating the EME Agreement effective in October 1999. The Company does not expect the termination of the EME Agreement to have a material effect on the Company's financial position, results of operations or liquidity in 1999 and future years.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

     Revenue increased in 1998 by 27.1% to $993.6 million from $781.6 million in 1997, due to increases of $64.0 million from two significant contracts signed in the second half of 1997, $58.4 million from UBS, $37.1 million from EME, $32.3 million from other new and existing contracts, $13.7 million from acquired businesses, and $6.5 million from 1998 contract termination gains. During 1998, revenue from UBS and EME totaled $270.9 million and $116.5 million, respectively.

     Domestic revenue grew by 23.4% in 1998 to $640.5 million from $519.1 million in 1997, and decreased slightly as a percentage of total revenue to 64.5% from 66.4% over the same period.

     Non-domestic revenue, consisting of European and Asian operations, grew by 34.5% in 1998 to $353.1 million from $262.5 million in 1997, and increased as a percentage of total revenue to 35.5% from 33.6% over the same periods. The largest components of European operations were the United Kingdom, where revenue increased by 34.7% in 1998 to $255.6 million from $189.8 million in 1997, and Switzerland, where revenue increased by 15.2% in 1998 to $42.4 million from $36.8 million in 1997. Asian operations generated revenue of $17.8 million, and $9.7 million in 1998 and 1997, respectively.

     Direct costs of services increased in 1998 by 23.8% to $787.9 million from $636.3 million in 1997, due primarily to continued growth in the Company's business. Gross margin increased to 20.7% in 1998 as compared to 18.6% in 1997. The increase in gross margin was due in part to certain charges in 1997 including a contract loss provision of $10.2 million related to known termination and contract completion losses on two long-term contracts, a $3.6 million write-off of intellectual property rights acquired and $4.3 million in business integration expenses collectively representing a 2.3 percentage point reduction to 1997 gross margin. In 1998, gross margin was impacted by a $16.0 million charge to address Year 2000 exposures for certain client contracts which was partially offset by contract termination gains totaling $6.5 million representing a net 1.0 percentage point reduction in gross margin.

     Selling, general and administrative expenses increased in 1998 by 11.6% to $140.3 million from $125.7 million in 1997, but decreased as a percentage of total contract revenue to 14.1% from 16.1%, respectively. The most significant savings in administrative expenses included reductions in executive compensation, the cancellation of discretionary projects, and reductions in marketing and promotional expenses, and non-essential travel. Operating income increased in 1998 to $61.3 million from $17.6 million in 1997, and operating margin (operating income as a percentage of contract revenue) increased to 6.2% from 2.3%.

     Equity in earnings of unconsolidated affiliates, net, increased in 1998 to $7.9 million from $4.1 million in 1997 due to improved results at Systor AG ("Systor"), a subsidiary of UBS, and HCL Perot Systems N.V. ("HPS"), a software joint venture based in India. The equity in earnings for Systor increased to $5.0 million from $3.6 million and equity in earnings for HPS increased to $2.7 million from $0.5 million in 1998 and 1997, respectively. Other income/(expense) increased in 1998 to $2.8 million from $1.1 million in 1997 primarily due to a $3.0 million gain on the sale of the Company's limited partnership interest in a venture capital fund in 1998, offset in part by the $0.7 million loss on the sale of a subsidiary and a $0.4 million decrease in foreign exchange gains from 1997 to 1998.

     The increase in the effective tax rate to 46.9% in 1998 from 42.5% in 1997 was due primarily to non-deductible goodwill write-downs recorded in 1998. Excluding the write-downs, the effective rate would have been 44.5%.

     Net income increased 261.6% in 1998 to $40.5 million from $11.2 million in 1997 and net income margin increased to 4.1% from 1.4%. The termination of the EME contract is not expected to have a material impact on the Company's results of operations in 1999 and future years.

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

     Revenue increased in 1997 by 30.4% to $781.6 million from $599.4 million in 1996, due to $43.6 million in revenue growth from UBS, $60.2 million in revenue representing the inclusion of a full year's results from businesses acquired in the second half of 1996 and revenue received from businesses acquired during the first half of 1997, and a $78.4 million increase in revenue from other new and existing contracts.

     Domestic revenue grew by 29.7% in 1997 to $519.1 million from $400.2 million in 1996, and decreased slightly as a percentage of total revenue to 66.4% from 66.8% over the same periods.

     Non-domestic revenue, consisting of European and Asian operations, grew by 31.8% in 1997 to $262.5 million from $199.2 million in 1996, and increased slightly as a percentage of total revenue to 33.6%, from 33.2% over the same periods. The largest components of European operations were the United Kingdom, where revenue increased by 50.5% in 1997 to $189.8 million from $126.1 million in 1996, and Switzerland, where revenue decreased by 4.1% in 1997 to $36.8 million from $38.4 million in 1996. Asian operations generated revenue of $9.7 million and $7.3 million, in 1997 and 1996, respectively.

     Direct cost of services increased in 1997 by 38.0% to $636.3 million from $461.2 million in 1996. Gross margin decreased to 18.6% in 1997 as compared to 23.1% in 1996. The decrease in gross margin was due in part to a margin decline from 1996 to 1997 related to the renegotiation of the UBS Agreements, which took effect on January 1, 1997. The Company also incurred expenses of $4.3 million in 1997 resulting from an expansion of business integration activities. In addition, the Company incurred several special charges in 1997, including special contract loss provisions of $10.2 million related to known termination and contract completion losses on two long-term contracts, a $3.6 million write-off of intellectual property rights acquired, and a $3.1 million charge related to the abandonment and sub-lease of unused office space, collectively resulting in a 2.7% increase in direct cost of services.

     Selling, general and administrative expenses increased in 1997 to 16.1% of total revenue from 15.5% of total revenue in 1996, due primarily to expansion of the sales force, staff growth in management and administrative support areas, severance for senior executives, and increased goodwill amortization associated with businesses acquired. As a result of the factors noted above, operating income decreased in 1997 to $17.6 million from $41.3 million in 1996, and operating margin declined to 2.3% from 6.9%.

     Equity in earnings of unconsolidated affiliates, net, increased in 1997 to $4.1 million from a loss of $0.3 million in 1996 due to improved results at Systor and HPS. The equity in earnings for Systor increased to $3.6 million from $0.9 million and the equity in earnings of HPS increased to $0.5 million from a loss of $1.2 million in 1997 and 1996, respectively. Other income, net, increased in 1997 to $1.1 million from a net expense of $1.6 million in 1996. The positive effect of the above items was substantially offset by a $3.9 million write down of non-marketable equity securities to net realizable value during 1997.

     The decrease in the effective tax rate to 42.5% in 1997 from 48.9% in 1996 was due to both a decrease in nondeductible amortization related to acquisitions and increased earnings in foreign jurisdictions in which the Company intends to permanently invest subsidiary profits.

     Net income decreased by 45.4% in 1997 to $11.2 million from $20.5 million in 1996, and net income margin decreased to 1.4% from 3.4%.

LIQUIDITY AND CAPITAL RESOURCES

     In 1998, cash and cash equivalents increased 310.5% to $144.9 million from $35.3 million at December 31, 1997 primarily due to increased cash flow from operating activities.

     Cash flow provided by operating activities increased to $113.9 million from $71.0 million in 1998 and 1997, respectively. The increase in cash flow from operating activities was due primarily to the $53.3 million increase in current liabilities such as accrued liabilities and accrued compensation, offset in part by a $28.4 million increase in current assets consisting primarily of increased accounts receivable.

     Net cash used in investing activities was $11.1 million in 1998 compared to $65.9 million in 1997. Cash expenditures for property, equipment, and software in 1998 was $25.4 million and was partially offset by $7.9 million in proceeds from the sale of property, equipment and software and the sale of the Company's limited partnership interest in a venture capital fund for $5.2 million. In 1997, there were $46.1 million in cash expenditures for property, equipment and software, $13.7 million in cash used for business acquisitions and $5.6 million for the acquisition of intellectual property rights. The year-on-year decline of 44.8% in property, equipment and software purchases was due in part to more rigorous capital expenditure review procedures, which were implemented in the fourth quarter of 1997.

     In 1998, net cash provided by financing activities was approximately $4.2 million, compared to $4.4 million in 1997. The Company received proceeds of $8.1 million from the sale of Class B Common Stock options to UBS in 1997 and $3.0 million in proceeds from the exercise of 834,320 of such stock options in 1998. In addition, the Company received $3.6 million in proceeds from the issuance of treasury stock in 1998 compared to $1.1 million in 1997 in connection with the increased exercise of stock options by employees. The principal payments on debt and capital lease obligations decreased to $1.4 million in 1998 from $3.7 million in 1997.

     On February 2, 1999, the Company completed an initial public offering of 7,475,000 shares of Class A Common Stock at an initial public offering price of $16.00 per share. Net proceeds to the Company were approximately $109.3 million.

     As of December 31, 1998, the Company had a $40.0 million undrawn line of credit with a financial institution that expired on January 31, 1999. The Company did not renew this line of credit and anticipates that cash flows from operating activities and proceeds from our initial public offering will provide sufficient funds to meet its needs for the foreseeable future. From time to time, the Company may consider repurchasing its Class A Common Stock depending on price and availability and alternative uses for its financial resources.

NEW ACCOUNTING DEVELOPMENTS

     In June 1998, the FASB issued SFAS No. 133 ("Statement 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of Statement 133 will have a material effect on the Company's consolidated financial position or results of operations.

     The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. Management does not believe the implementation of SOP 98-1 will have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000 ISSUES

     The following statements and all other statements made herein with respect to the Company's Year 2000 processing capabilities or readiness are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386).

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

     Assessment. The Year 2000 Problem affects computers, software, and other equipment used, operated, or maintained by the Company for itself and its customers. Accordingly, the Company has organized a program team responsible for monitoring the assessment and remediation status of the Company's Year 2000 projects and reporting such status to the Company's Board of Directors. This project team is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem for its internal systems and, where the Company is contractually obligated to remediate the Year 2000 Problem, on systems operated or maintained on behalf of its clients. In addition, the Company is performing Year 2000 assessments and remediation for some other clients on a project-by-project basis.

     For reporting purposes, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At February 28, 1999, the discovery and assessment phases were substantially complete for all program areas. The target completion dates for priority items by remaining steps are as follows: Planning -- May 1999; Remediation -- September 1999; Testing -- September 1999; and Implementation -- September 1999.

     Because the Company's business involves the assessment, implementation, and operation of computer systems, the Company has not generally obtained verification or validation by independent third parties of its processes to assess Year 2000 Problems, its corrections of Year 2000 Problems, or the costs associated with these activities. However, the Company's Year 2000 program team is reviewing the project plans prepared by each of the Company's business units and monitoring their methods and progress against those plans.

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

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and cost of remediating, the Year 2000 Problem on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $0.8 million, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and will be revised as additional information becomes available. In addition, the Company recorded a $16.0 million charge in direct cost of services in 1998 to address Year 2000 expenses for certain client contracts.

     Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations. In addition, the Company has not deferred any material information technology projects as a result of its Year 2000 Problem activities.

     Client Systems. During 1997, the Company initiated assessments of the effect of the Year 2000 Problem on computers, software and other equipment it operates or maintains for its customers, and its obligations to modify, upgrade, or replace these systems. As part of this process, the Company has been estimating the costs and revenues to the Company for performing any necessary services. The Company is monitoring and updating this assessment on an ongoing basis. The estimated cost associated with making clients' systems Year 2000 compliant for contracts where the Company is obligated to perform these services at its expense generally has been and will be treated as a contract cost and is included in the estimate of total contract costs for the respective contract under the Company's revenue recognition policy. The Company believes that its clients have been deferring other projects pending resolution of their Year 2000 Problems.

     Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company for itself or its clients to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its clients. Any failure of these third parties to timely resolve Year 2000 Problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management believes that the following consequences are possible:

     - a significant number of operational inconveniences and inefficiencies for the Company and its clients that will divert management's time and attention and financial and human resources from ordinary business activities;

     - a lesser number of serious system failures that will require significant efforts by the Company or its clients to prevent or alleviate material business disruptions;

     - several routine business disputes and claims for pricing adjustments or penalties due to Year 2000 Problems by clients, which will be resolved in the ordinary course of business; and

     - a few serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

     Contingency Plans. The Company is currently developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company is in the process of preparing contingency plans and expects to complete its contingency plans by the end of May 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment and software; increased work hours for Company personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and similar approaches. In addition, the Company may accelerate planned purchases of capital assets and increase the number of unassigned personnel to allow the Company to respond more rapidly to any Year 2000 problems that do arise. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     The Company is also developing contingency plans for certain clients where such plans are contractually required or are otherwise appropriate to be developed. In most cases, these contingency plans are being developed jointly by the Company and its clients. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment and software; increased work hours for Company personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     Notwithstanding any contingency plans the Company may develop, prolonged disruptions in electricity, telecommunications or other utility or transportation systems will have a material adverse effect on the Company's financial condition and results of operations.

     Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

EFFECT OF EUROPEAN MONETARY UNION

     Effective January 1, 1999, the European Union adopted economic and monetary union in Europe, resulting in the introduction of a single currency called the EURO. The Company is currently assessing the potential effects of, and costs of adopting, the EURO conversion for its internal systems and, where the Company is contractually obligated to take these steps, on systems operated or maintained on behalf of its clients. For each of these areas, the Company is using the six phase methodology described above for the Year 2000 Problem. The Company has substantially completed the discovery phase and the EURO conversion is not expected to have a material effect on the Company's operations, financial condition or results of operations.

     The discussion of the Company's efforts, and management's expectations, relating to the EURO conversion are forward-looking statements. The Company's ability to adapt for the EURO conversion and the level of incremental costs associated therewith could be adversely affected by, among other things, the availability and cost of programming and testing resources and unanticipated problems identified in the ongoing conversion review.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Index.......................................................  F-1
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997
  and 1996..................................................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997
  and 1996..................................................  F-6
Notes to Consolidated Financial Statements..................  F-7 to F-32

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All other information required by Items 10, 11, 12, and 13, is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 17, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  (1) and (2) Financial Statements and Financial Statement Schedule

     The consolidated financial statements of Perot Systems Corporation and subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

     (3) Exhibits

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
 3.1*       Amended and Restated Certificate of Incorporation
 3.2*       Amended and Restated Bylaws
 4.1*       Specimen of Class A Common Stock Certificate
 4.2*       Form of Rights Agreement
 4.3*       Form of Certificate of Designation, Preferences, and Rights
            of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement)
 4.4*       Form of Certificate of Designation, Preferences, and Rights
            of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement)
10.1+       1991 Stock Option Plan
10.2+       Form of Option Agreement (1991 Option Plan)
10.3+       Restricted Stock Plan
10.4+       Form of Restricted Stock Agreement (Restricted Stock Plan)
10.5+       1996 Non-employee Director Stock Option/Restricted Stock
            Plan
10.6+       Form of Restricted Stock Agreement (Non-employee Stock
            Option/Restricted Stock Plan)
10.7+       Form of Option Agreement (Non-employee Stock
            Option/Restricted Stock Plan)
10.8+       Advisor Stock Option/Restricted Stock Incentive Plan
10.9+       Form of Restricted Stock Agreement (Advisor Stock
            Option/Restricted Stock Incentive Plan)
10.10+      Form of Option Agreement (Advisor Stock Option/Restricted
            Stock Incentive Plan)
10.11**     Promissory Note in the principal amount of $70,000, dated
            March 10, 1996, made by Joseph E. Boyd payable to the
            Company.
10.12+      Stock Option Grant dated as of June 27, 1995 by the Company in favor of James A. Cannavino
10.13+      Employment Agreement dated as of September 16, 1995 by and between the Company and James A. Cannavino
10.14+      Promissory Note dated December 18, 1995 made by James A.
            Cannavino in favor of the Company in the principal amount of
            $1,400,000
10.15+      Promissory Note dated January 1, 1996 made by James A.
            Cannavino in favor of the Company in the principal amount of
            $1,500,000
10.16+      Pledge Agreement made as of December 18, 1995 by James A.
            Cannavino in favor of the Company
10.17+      Modification Agreement dated as of March 7, 1997 between the
            Company and James A. Cannavino
10.18+      Deed of Trust dated April 15, 1997 made by James A.
            Cannavino in favor of the Company
10.19+      Promissory Note dated April 14, 1997 made by James A.
            Cannavino in favor of the Company
10.20+      Associate Agreement dated July 8, 1996 between the Company and James Champy
10.21+      Restricted Stock Agreement dated July 8, 1996 between the
            Company and James Champy
10.22+      Letter Agreement dated July 8, 1996 between James Champy and the Company
10.23+      Promissory Note dated June 17, 1996 made by Guillermo G.
            Marmol in favor of the Company
10.24+      Pledge Agreement dated June 17, 1996 made by Guillermo G.
            Marmol in favor of the Company
10.25+      Agreement dated June 17, 1996 among the Company, Guillermo
            G. Marmol, and NationsBank of Texas, N.A.
10.26+      Promissory Note dated June 17, 1996 made by Guillermo G.
            Marmol in favor of NationsBank of Texas, N.A.

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
10.27+      Amended and Restated PSC Stock Option and Purchase Agreement
            dated April 24, 1997 between Swiss Bank Corporation and the
            Company (incorporated by reference to Exhibit 10.30 to the
            Company's Form 10 dated April 30, 1997)
10.28+      Amended and Restated Master Operating Agreement dated
            January 1, 1997 between Swiss Bank Corporation and the
            Company (incorporated by reference to Exhibit 10.31 to the
            Company's Form 10 dated April 30, 1997)
10.29+      Amended and Restated Agreement for EPI Operational
            Management Services dated January 1, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10 dated
            April 30, 1997)
10.30*      Amendment to Amended and Restated Master Operating Agreement
            dated June 28, 1998 between UBS AG and the Company
10.31*      Amendment to Amended and Restated Agreement for EPI
            Operational Management Services dated June 28, 1998 between
            Swiss Bank Corporation and the Company
10.32*      1999 Employee Stock Purchase Plan
10.33*      Form of Amended and Restated 1991 Stock Option Plan
10.34*      Form of Amended Stock Option Agreement
10.35**     Pledge Agreement dated May 10, 1996, between the Company and
            Joseph E. Boyd.
10.36*      Promissory Note dated August 27, 1997 made by John E. King in favor of the Company in the principal amount of $250,000
10.37*      Pledge Agreement dated August 27, 1997 made by John E. King in favor of the Company
10.38*      Agreement dated September 26, 1997 among the Company, Ken
            Scott, and NationsBank of Texas, N.A. (incorporated by
            reference to Exhibit 10.40 to the Company's Registration
            Statement on Form S-1, Registration No. 333-60755)
10.39*      Promissory Note dated September 26, 1997 made by Ken Scott in favor of NationsBank of Texas, N.A. (incorporated by
            reference to Exhibit 10.41 to the Company's Registration
            Statement on Form S-1, Registration No. 333-60755)
10.40*      Promissory Note dated September 26, 1997 made by Ken Scott in favor of the Company (incorporated by reference to
            Exhibit 10.42 to the Company's Registration Statement on
            Form S-1, Registration No. 333-60755)
21**        Subsidiaries of the Registrant
23.1**      Consent of PricewaterhouseCoopers LLP dated March 22, 1999
23.2**      Report of PricewaterhouseCoopers LLP on the financial
            statement schedule dated March 4, 1999
27**        Financial Data Schedule
27.a**      Restated Financial Data Schedule for September 30, 1998
27.b**      Restated Financial Data Schedule for June 30, 1998
27.c**      Restated Financial Data Schedule for March 31, 1998
99(a)**     Schedule VIII -Valuation and Qualifying Accounts

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-60755, to the exhibit of the same number except as otherwise indicated.

**  Filed herewith.

+ Incorporated by reference to the Company's Form 10 dated April 30, 1997 to the exhibit of the same number except as otherwise indicated.

B.  There were no reports on Form 8-K filed during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEROT SYSTEMS CORPORATION

                                            By:       /s/ ROSS PEROT
                                              ----------------------------------
                                                         Ross Perot,
                                                   Chairman, President and
                                                   Chief Executive Officer
Dated: March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
               /s/ ROSS PEROT                  Chairman, President and              March 22, 1999
---------------------------------------------  Chief Executive Officer
                 Ross Perot                    (Principal Executive Officer)

              /s/ JAMES CHAMPY                 Vice President and Director          March 22, 1999
---------------------------------------------
                James Champy

              /s/ TERRY ASHWILL                Vice President and Chief Financial   March 22, 1999
---------------------------------------------  Officer (Principal Financial and
                Terry Ashwill                  Accounting Officer)

             /s/ STEVEN BLASNIK                Director                             March 22, 1999
---------------------------------------------
               Steven Blasnik

             /s/ ROSS PEROT, JR.               Director                             March 22, 1999
---------------------------------------------
               Ross Perot, Jr.

            /s/ WILLIAM K. GAYDEN              Director                             March 22, 1999
---------------------------------------------
              William K. Gayden

                /s/ CARL HAHN                  Director                             March 22, 1999
---------------------------------------------
                  Carl Hahn

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Index.......................................................  F-1
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997
  and 1996..................................................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997
  and 1996..................................................  F-6
Notes to Consolidated Financial Statements..................  F-7 to F-32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Perot Systems Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Perot Systems Corporation and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 4, 1999

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                  1998        1997
                                                                --------    --------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $144,907    $ 35,298
  Accounts receivable, net..................................     115,441     105,230
  Prepaid expenses and other................................      15,963      12,578
  Deferred income taxes.....................................      32,081      24,962
                                                                --------    --------
     Total current assets...................................     308,392     178,068
Property, equipment and purchased software, net.............      39,508      50,703
Investments in and advances to unconsolidated affiliates....      16,324      10,218
Goodwill, net...............................................       5,587      16,596
Other assets................................................      12,335      11,518
                                                                --------    --------
     Total assets...........................................    $382,146    $267,103
                                                                ========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities on capital lease obligations and
     long-term debt.........................................    $    883    $  1,367
  Accounts payable..........................................      41,824      35,760
  Income taxes payable......................................      16,420      10,287
  Accrued liabilities.......................................     118,147      76,040
  Deferred revenue..........................................       9,397      23,258
  Accrued compensation......................................      49,982      23,449
                                                                --------    --------
     Total current liabilities..............................     236,653     170,161
Capital lease obligations and long-term debt, less current
  maturities................................................         661       1,532
Other long-term liabilities.................................       2,249       2,094
                                                                --------    --------
     Total liabilities......................................     239,563     173,787
                                                                --------    --------
Commitments and contingencies

Stockholders' equity:
  Class A Common Stock; par value $.01; authorized
     200,000,000 shares; outstanding 77,126,048 and
     76,455,414 shares, 1998 and 1997, respectively.........         811         811
  Class B Convertible Common Stock; par value $.01;
     authorized 24,000,000 shares; issued and outstanding
     934,320 and 100,000 shares, 1998 and 1997,
     respectively...........................................           9           1
  Additional paid-in capital................................      72,936      61,140
  Other stockholders' equity................................      68,128      32,158
  Accumulated other comprehensive income....................         699        (794)
                                                                --------    --------
     Total stockholders' equity.............................     142,583      93,316
                                                                --------    --------
     Total liabilities and stockholders' equity.............    $382,146    $267,103
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998        1997        1996
                                                             --------    --------    --------
Revenue..................................................    $993,589    $781,621    $599,438
Costs and expenses:
  Direct cost of services................................     787,877     636,296     461,192
  Selling, general and administrative expenses...........     140,262     125,732      92,997
  Goodwill impairment....................................       4,135          --          --
  Purchased research and development.....................          --       2,000       3,948
                                                             --------    --------    --------
Operating income.........................................      61,315      17,593      41,301
Interest income..........................................       4,471       1,916       1,540
Interest expense.........................................        (245)     (1,282)       (770)
Equity in earnings/(losses) of unconsolidated
  affiliates.............................................       7,933       4,136        (312)
Write-down of nonmarketable equity securities............          --      (3,900)         --
Other income/(expense)...................................       2,732       1,045      (1,608)
                                                             --------    --------    --------
Income before taxes......................................      76,206      19,508      40,151
Provision for income taxes...............................      35,741       8,291      19,652
                                                             --------    --------    --------
Net income...............................................    $ 40,465    $ 11,217    $ 20,499
                                                             ========    ========    ========
Basic and diluted earnings per common share:
  Basic earnings per common share........................    $   0.53    $   0.14    $   0.27
  Weighted average common shares outstanding.............      76,882      78,336      74,110
  Diluted earnings per common share......................    $   0.42    $   0.12    $   0.24
  Weighted average diluted common shares outstanding.....      97,142      95,192      84,342

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                                              NOTES
                                                        ADDITIONAL                          RECEIVABLE                  TOTAL
                                               COMMON    PAID-IN     RETAINED   TREASURY       FROM                 STOCKHOLDERS'
                                               STOCK     CAPITAL     EARNINGS    STOCK     STOCKHOLDERS   OTHER*       EQUITY
                                               ------   ----------   --------   --------   ------------   -------   -------------
Balance, January 1, 1996.....................   $678     $30,761     $ 7,778         --      $(3,658)     $ 7,318     $ 42,877
Issuance of Class A shares for business
 acquired (2,920,744 shares).................     29       6,516          --         --           --           --        6,545
Issuance of Class A shares under incentive
 plans (5,285,248 shares)....................     53       6,494          --         --       (3,065)          --        3,482
Exercise of stock options for Class A shares
 (3,227,776 shares)..........................     32       1,149          --         --           --           --        1,181
Exercise of stock options for Class A shares
 (408,660 shares)............................     --          --          --        313           --           --          313
Shares repurchased (4,000,000 shares)........     --          --          --         --           --       (8,500)      (8,500)
Class A shares repurchased (408,660
 shares).....................................     --          --          --       (313)         225           --          (88)
Amortization of deferred compensation........     --          --          --         --           --          150          150
Options issued for contract rights...........     --       4,544          --         --           --       (4,544)          --
Amortization of contract rights..............     --          --          --         --           --          202          202
Dividends paid and accrued...................     --          --        (447)        --           --         (446)        (893)
Note repayments..............................     --          --          --         --        2,212           --        2,212
Equity investment............................     --         706          --         --           --           --          706
Tax benefit of employee options exercised....     --         895          --         --           --           --          895
Net income...................................     --          --      20,499         --           --           --       20,499
Other comprehensive income
 Translation adjustment......................     --          --          --         --           --        1,181        1,181
                                                                                                                      --------
Comprehensive income.........................                                                                           21,680
                                                ----     -------     -------    -------      -------      -------     --------
Balance, December 31, 1996...................   $792     $51,065     $27,830         --      $(4,286)     $(4,639)    $ 70,762
Issuance of Class A shares for business
 acquired (740,000 shares)...................      8       2,693          --         --           --           --        2,701
Issuance of options for business acquired....     --       1,500          --         --           --           --        1,500
Issuance of Class A shares under incentive
 plans (1,026,942 shares)....................     11       1,930          --         --       (1,427)          --          514
Issuance of Class A shares under incentive
 plans (210,000 shares)......................     --          --          --        263           --           --          263
Exercise of stock options for Class A shares
 (35,000 shares).............................     --        (350)         --         --           --           --         (350)
Exercise of stock options for Class A shares
 (1,274,040 shares)..........................     --          --          --      1,215          (39)          --        1,176
Class A shares repurchased (6,078,264
 shares).....................................     --          --          --     (5,344)       2,603           --       (2,741)
Sale of Class B stock and options to UBS
 (100,000 shares)............................      1       8,502          --         --           --           --        8,503
Amortization of deferred compensation........     --          --          --         --           --          256          256
Reversal of deferred compensation............     --      (1,050)         --         --           --        1,050           --
Amortization of contract rights..............     --          --          --         --           --          196          196
Elimination of contract rights...............     --      (4,146)         --         --           --        4,146           --
Note repayments and other....................     --        (125)         --        (84)         210           --            1
Tax benefit of employee options exercised....     --       1,121          --         --           --           --        1,121
Net income...................................     --          --      11,217         --           --           --       11,217
Other comprehensive income
 Translation adjustment......................     --          --          --         --           --       (1,803)      (1,803)
                                                                                                                      --------
Comprehensive income.........................                                                                            9,414
                                                ----     -------     -------    -------      -------      -------     --------
Balance, December 31, 1997...................   $812     $61,140     $39,047    $(3,950)     $(2,939)     $  (794)    $ 93,316
Issuance of Class A shares under incentive
 plans (16,712 shares).......................     --         216          --         --           --           --          216
Issuance of Class A shares under incentive
 plans (80,000 shares).......................     --          --          --         54           --           --           54
Exercise of stock options for Class A shares
 (2,312,902 shares)..........................     --         337          --      1,825         (192)          --        1,970
Exercise of stock options for Class B shares
 (834,320 shares)............................      8       3,037          --         --           --           --        3,045
Class A shares repurchased (1,738,980
 shares).....................................     --          --          --     (3,755)       1,077           --       (2,678)
Note repayments and other....................     --         517          --         11          139           --          667
Tax benefit of employee options exercised....     --       3,467          --         --           --           --        3,467
Deferred compensation, net of amortization...     --       4,222          --         --           --       (3,654)         568
Net income...................................     --          --      40,465         --           --           --       40,465
Other comprehensive income
 Translation adjustment......................     --          --          --         --           --        1,493        1,493
                                                                                                                      --------
Comprehensive income.........................                                                                           41,958
                                                ----     -------     -------    -------      -------      -------     --------
Balance, December 31, 1998...................   $820     $72,936     $79,512    $(5,815)     $(1,915)     $(2,955)    $142,583
                                                ====     =======     =======    =======      =======      =======     ========

---------------

   * The Other balance as of December 31, 1995 includes $8,946 preferred stock, ($172) accumulated other comprehensive income, and ($1,456) deferred compensation.

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                  1998        1997        1996
                                                                --------    --------    --------
Cash flows from operating activities:
  Net income................................................    $ 40,465    $ 11,217    $ 20,499
                                                                --------    --------    --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      37,514      35,363      18,715
  Write-off of purchased research and development...........          --       2,000       3,948
  Write-off or impairment of software.......................         425          --       4,156
  Write-off of intellectual property rights.................         853       3,623          --
  Loss/(gain) on nonmarketable equity securities............      (2,986)      3,900          --
  Loss on sale of business..................................         646          --          --
  Equity in (earnings)/losses of unconsolidated
    affiliates..............................................      (7,933)     (4,136)        312
  Change in deferred income taxes...........................      (6,120)    (10,423)    (16,044)
  Other.....................................................         891         455         860
Changes in assets and liabilities (net of effects from
  acquisition of businesses):
  Accounts receivable.......................................     (11,845)     16,039     (43,184)
  Prepaid expenses..........................................      (3,508)     (3,010)     (4,037)
  Other assets..............................................      (1,231)      5,843        (837)
  Accounts payable and accrued liabilities..................      45,085      13,244      39,401
  Income taxes payable......................................       9,476      (3,550)      7,998
  Deferred revenue..........................................     (13,912)        372      15,388
  Accrued compensation......................................      26,008       3,295       9,852
  Other long-term liabilities...............................          53      (3,260)     (3,095)
                                                                --------    --------    --------
    Total adjustments.......................................      73,416      59,755      33,433
                                                                --------    --------    --------
    Net cash provided by operating activities...............     113,881      70,972      53,932
                                                                --------    --------    --------
Cash flows from investing activities:
  Purchase of property, equipment and software..............     (25,424)    (46,054)    (27,534)
  Proceeds from sale of property, equipment and software....       7,852       2,366         713
  Proceeds from sale of nonmarketable equity securities.....       5,162          --          --
  Proceeds from sale of business............................         893          --          --
  Investments in and advances to minority interests.........         744      (2,891)     (5,536)
  Acquisition of intellectual property rights...............          --      (5,623)         --
  Acquisition of businesses, net of cash acquired of $665 in
    1997 and $149 in 1996...................................          --     (13,721)     (9,520)
  Other.....................................................        (372)         --          --
                                                                --------    --------    --------
    Net cash used in investing activities...................     (11,145)    (65,923)    (41,877)
                                                                --------    --------    --------
Cash flows from financing activities:
  Principal payments on debt and capital lease
    obligations.............................................      (1,380)     (3,725)     (2,162)
  Proceeds from issuance of common stock....................       3,045         381       4,686
  Proceeds from sale of stock options.......................          --       8,139          --
  Repayment of stockholder notes receivable.................         193         266       2,212
  Proceeds from issuance of treasury stock..................       3,582       1,125         197
  Purchase of treasury stock................................        (950)     (1,834)        (88)
  Redemption of preferred stock.............................          --          --      (8,500)
  Dividends paid on preferred stock.........................          --          --        (893)
  Other.....................................................        (307)         --          --
                                                                --------    --------    --------
    Net cash provided by (used in) financing activities.....       4,183       4,352      (4,548)
                                                                --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       2,690      (1,619)      2,652
                                                                --------    --------    --------
Net increase in cash and cash equivalents...................     109,609       7,782      10,159
Cash and cash equivalents at beginning of year..............      35,298      27,516      17,357
                                                                --------    --------    --------
Cash and cash equivalents at end of year....................    $144,907    $ 35,298    $ 27,516
                                                                ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Perot Systems Corporation (the "Company") was originally incorporated in the state of Texas in 1988 and on December 19, 1995, the Company reincorporated in the state of Delaware. The Company provides industry-specific business solutions and information technology services to clients on a worldwide basis. The significant accounting policies of the Company are described below. Dollar amounts presented are in thousands, except as otherwise noted.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

CASH EQUIVALENTS

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

REVENUE RECOGNITION

     The Company provides services under level-of-effort, fixed-price, and unit-price contracts, with the length of existing contracts ranging up to 12 years. Revenue from level-of-effort pricing is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percentage of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized on the percentage-of-completion method, and is earned based on the percentage relationship of incurred contract costs to date to total estimated contract costs, after giving effect to the most recent estimates of total cost. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Revenue from unit-price contracts is recognized based on technology units utilized or by

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service.

     Year 2000 engagements do not comprise a substantial portion of the Company's business. For one Year 2000 project, the Company uses a zero estimate of profit with equal amounts of revenue and cost recognized until the final outcome of the engagement can be estimated more precisely because of the inherent uncertainties regarding testability in the existing system environment and client acceptance.

     Billings for products or services for which the Company acts as an agent on behalf of the client and bears no risk of non-performance, are excluded from the Company's revenue, except to the extent of any mark-up added.

     Deferred revenue comprises payments from clients for which services have not yet been performed, or prepayments against development work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and contract services are rendered.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred and were $569 and $3,243 in 1998 and 1997, respectively. The 1997 amount included $2,000 related to the write-off of purchased research and development.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Property and equipment under capital leases are recorded at the lower of their fair market value or the present value of future minimum lease payments determined at the inception of the lease.

     Depreciation and amortization are calculated on a straight-line basis, using estimated useful lives of two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Property and equipment recorded under capital leases are amortized on a straight-line basis over the lease term.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

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

     The Company does not provide for foreign withholding and income taxes on the undistributed earnings amounting to $68,718 at December 31, 1998 and $47,033 at December 31, 1997, cumulatively, for its foreign subsidiaries, as such earnings are intended to be permanently invested in those operations. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

FOREIGN OPERATIONS

     The consolidated balance sheets include foreign assets and liabilities of $149,381 and $114,534, respectively, as of December 31, 1998 and $95,600 and $73,490, respectively, as of December 31, 1997.

     Assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenue and expenses are translated at average exchange rates during each reporting period. Translation gains and losses are recorded as a separate component of stockholders' equity.

     The Company periodically enters into foreign currency exchange forward contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts generally have maturities that do not exceed one year.

     The net foreign currency transaction gains/(losses) reflected in other income/(expense) were $360, $736 and ($1,715) for the years ended December 31, 1998, 1997 and 1996, respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company's cash equivalents consist primarily of short-term money market deposits. The Company has deposited its cash equivalents with reputable financial institutions, from which the Company believes the risk of loss to be remote. The Company has accounts receivable from its customers that are engaged in the banking, insurance, healthcare, manufacturing, communications, travel and energy industries, and are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, and, therefore, accounts receivable may be impacted. Management does not believe that any single customer, industry or geographic area represents significant credit risk.

     No customers accounted for over 10% of the Company's accounts receivables at December 31, 1998. One customer accounted for 11% and 27% of the Company's accounts receivables at December 31, 1997 and 1996, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

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

RECLASSIFICATIONS

     Certain of the 1997 and 1996 amounts in the accompanying financial statements have been reclassified to conform to the current presentation. Certain stockholders' equity share numbers for 1996 and 1997 have been adjusted. These adjustments had no material effect on the Company's consolidated financial statements.

STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB 25 compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

ACCOUNTING STANDARD ISSUED

     In June 1998, the FASB issued SFAS No. 133 ("Statement 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of Statement 133 will have a material effect on the Company's financial position or results of operations.

     The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. SOP 98-1, provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred in the application development stage (whether internal or external) to be capitalized. This SOP is applicable to all financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. Costs incurred prior to initial application of this SOP, whether or not capitalized, should not be adjusted to the amounts that

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

would have been capitalized had this SOP been in effect when those costs were incurred. Management does not believe the implementation of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following as of December 31:

                                                                  1998        1997
                                                                --------    --------
Amounts billed..............................................    $ 68,589    $ 77,119
Amounts to be invoiced......................................      29,999      22,409
Recoverable costs and profits...............................       4,926       2,798
Other.......................................................      13,280       4,089
Allowance for doubtful accounts.............................      (1,353)     (1,185)
                                                                --------    --------
                                                                $115,441    $105,230
                                                                ========    ========

     With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed, which are invoiced to the customer in the following month. Recoverable costs and profits represent amounts previously recognized as revenue, that have not yet been billed, in accordance with the contract terms. In certain cases, the period of recovery may extend beyond one year. However, classification of these amounts within current assets has been made in accordance with common industry practice. It is anticipated that $3,383 of the recoverable costs and profits will be billed in 1999, $1,034 will be billed in 2000, $509 will be billed in 2001.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

3.   PROPERTY AND EQUIPMENT AND PURCHASED SOFTWARE

     Property and equipment and purchased software consist of the following as of December 31:

                                                                  1998        1997
                                                                --------    --------
Owned assets:
  Computer equipment........................................    $ 52,242    $ 68,188
  Furniture and equipment...................................      23,049      24,193
  Leasehold improvements....................................      16,065      11,070
  Automobiles...............................................         640         669
                                                                --------    --------
                                                                  91,996     104,120
     Less accumulated depreciation and amortization.........     (60,725)    (62,808)
                                                                --------    --------
                                                                  31,271      41,312
                                                                --------    --------
Assets under capital leases:
  Computer equipment........................................       1,164       1,735
  Furniture and equipment...................................       1,582       1,582
                                                                --------    --------
                                                                   2,746       3,317
     Less accumulated depreciation and amortization.........      (2,486)     (2,909)
                                                                --------    --------
                                                                     260         408
                                                                --------    --------
Property and equipment, net.................................    $ 31,531    $ 41,720
                                                                ========    ========
Purchased software..........................................    $ 32,094    $ 28,635
  Less accumulated amortization.............................     (24,117)    (19,652)
                                                                --------    --------
Purchased software, net.....................................    $  7,977    $  8,983
                                                                ========    ========

     Depreciation and amortization expense for property, equipment and purchased software was $26,975, $29,500 and $18,180 for the years ended December 31, 1998, 1997 and 1996, respectively.

4.   ACQUISITIONS

     During 1997, the Company acquired 100% of the equity interests or assets in four companies: Business Architects, LLP, ("BA"), based in Waltham, Massachusetts, a business process reengineering consulting company; Benton International, Inc. ("Benton"), a retail banking consulting firm located in New York, California and Florida; Syllogic B.V. ("Syllogic"), a company based in The Netherlands, specializing in the implementation, integration and control of information systems with expertise in data warehousing and data mining; and Stamos Associates, Inc. ("Stamos"), based in New York and California, a strategic management consulting company in the healthcare industry. Also, the Company acquired 70% of the equity interests in Icarus Consulting AG ("Icarus"), a company specializing in airline and related industry consulting.

     These five acquisitions were recorded under the purchase method of accounting and, accordingly, the results of operations of these companies for the periods from the date of the acquisition agreements to December 31, 1998 are included in the accompanying 1997 and 1998 consolidated statement of operations. The dates of the 1997 acquisition agreements for BA, Benton, Icarus, Syllogic, and Stamos were January 15, February 14, March 21, May 27 and June 17, respectively. The purchase prices have been allocated to assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Under the terms and conditions of the various acquisition agreements executed in 1997, the Company paid a total of $18,587 for the equity interests acquired, $14,386 in cash, $2,701 in the form of 740,000 shares of the Company's Class A Common Stock, and $1,500 in the form of 1,100,000 options to purchase the Company's Class A Common Stock. The Company allocated $3,513 of the purchase price to the tangible net assets acquired and $15,074 to goodwill.

     During 1996, the Company acquired 100% of the equity interests in four companies: Rothwell International, Inc. ("Rothwell"), based in Houston, Texas, an object-oriented programming company; Doblin Group, Inc. ("Doblin"), a Chicago-based consulting company, engaging in strategic design planning and consulting for breakthrough products and services; CommSys Corporation ("CommSys"), located in Reston, Virginia, a developer of billing systems for telecommunication companies; and The Technical Resource Connection, Inc. ("TRC"), based in Tampa, Florida, specializing in object-oriented programming and software development.

     These four acquisitions were recorded under the purchase method of accounting; and accordingly, the results of operations of Rothwell, Doblin, CommSys, and TRC for the periods from the date of the acquisition agreements to December 31, 1998 are included in the accompanying 1996, 1997 and 1998 consolidated statements of operations. The dates of the 1996 acquisition agreements for Rothwell, Doblin, CommSys, and TRC were August 2, September 10, September 16 and October 25, respectively. The purchase prices have been allocated to assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. In addition, portions of the purchase price of CommSys and TRC were allocated to in-process product development that had not reached technological feasibility and had no probable alternative future uses, which the Company recorded at the date of acquisition.

     Under the terms and conditions of the various acquisition agreements executed in 1996, the Company paid a total of $16,214 for the equity interests acquired, $9,669 in cash, and $6,545 in the form of 2,920,744 shares of the Company's Class A Common Stock. The Company allocated $4,286 of the purchase price to the tangible net assets acquired, $3,948 to expensed in-process product development and $7,980 of goodwill.

     In July 1998, the Company sold its equity interest in Doblin. Under the terms and conditions of the divestiture agreement, the Company received $893 in cash, $1,182 in the form of 120,000 shares of the Company's Class A Common Stock, and a $59 note receivable. The impact of the sale was immaterial to the results of operations for the year ended December 31, 1998.

     The following table reflects unaudited pro forma combined results of operations of the Company and the 1997 and 1996 acquisitions on the basis that the acquisitions had taken place and the related product development expense was recorded at the beginning of the calendar year for each of the periods presented:

                                                                  1997        1996
                                                                --------    --------
                                                                    (UNAUDITED)
Revenue.....................................................    $790,174    $665,035
Net income..................................................      11,065      16,548
Basic earnings per common share.............................        0.14        0.21
Diluted earnings per common share...........................        0.12        0.19

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 and 1996, respectively, or of future operations of the combined companies under the ownership and management of the Company.

     During 1998, the Company determined that certain amounts recorded for goodwill, primarily from the acquisition of Stamos, was impaired and no longer recoverable. The determination was made based on

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

management's best estimates of the undiscounted future operating cash flows over the remaining useful life of the goodwill. From this analysis, an impairment loss was calculated as the difference between the carrying amount of the goodwill and the fair value of the asset, based on discounted estimated future cash flows. Goodwill impairments included in the accompanying statement of operations totaled $4,135 consisting of primarily a write-off of Stamos goodwill of $3,970. The Stamos goodwill write-off was due primarily to an expected decline in future cash flows resulting from the departure of certain key employees during 1998.

     At December 31, 1998 and 1997, goodwill of $5,587 and $16,596, net of $17,535 and $6,309 in accumulated amortization, respectively, related solely to 1997 and 1996 business acquisitions.

5.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND MINORITY INTERESTS

     At December 31, 1998, investments in and advances to unconsolidated affiliates include three equity investments. On January 5, 1996, the Company acquired 40% of the equity interest in Systor AG ("Systor"), a Swiss information services company, from UBS AG as part of a larger services agreement. The Company's investment in Systor at December 31, 1998 and 1997 was $11,434 and $7,188, respectively. Summarized financial data for Systor is as follows:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Current assets..............................................    $135,959    $ 99,976
Noncurrent assets...........................................       9,348      11,134
Current liabilities.........................................     116,637      95,149
Noncurrent liabilities......................................          --          --
Revenue.....................................................     159,693     142,307
Operating income............................................      14,570       8,116
Net income..................................................      13,260       9,118

     On March 26, 1996, the Company entered into a joint venture with HCL Corporation Limited and HCL Europe Limited whereby the Company owns 50% of HCL Perot Systems N.V. ("HPS"), an information technology services company based in India. The Company contributed capital of $500 to HPS during 1997 and is required to contribute additional capital up to a limit of $6,900, on a call basis. The Company's investment in HPS at December 31, 1998 and 1997 was $4,456 and $1,742, respectively. HPS provided subcontractor services to the Company totaling $26,808 and $10,267 for 1998 and 1997, respectively.

     On August 1, 1998, the Company entered into a joint venture with the Bank of Ireland whereby the Company owns 49% of Perot Systems Information Resource (Ireland) Limited, a Dublin-based entity providing data center and other related services. The Company made a capital contribution of $372 to the joint venture in July 1998.

     In June 1998, Systor declared a cash dividend. The Company received the 40% share, or $804, in August 1998. No dividends or distributions were received from investments in unconsolidated affiliates in 1997. The amount of undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $12,189 and $5,060 for 1998 and 1997, respectively.

     In April 1996, the Company entered into an agreement to join a limited partnership venture capital fund, and committed to invest $10,000, representing a 2.75% interest in the fund. In 1997 and 1996, the Company made net capital contributions of $834 and $1,292, respectively. In January 1998, the Company sold its entire investment for $5,162 and recognized a gain of $2,986, and has no future commitments to the fund.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     In May 1996, the Company purchased 1,471,000 shares of a class of preferred stock in a software company for $2,500. The Company purchased an additional 400,000 shares of the preferred stock for $400 in June 1997. Due to certain anti-dilution provisions, the Company received additional shares bringing the total number of shares to 2,417,000, representing approximately a 6% equity interest at December 31, 1998. As part of the purchase agreement, the Company was subject to a call option, which, if exercised, would require the Company to purchase additional shares for a commitment of up to $1,000. During the third quarter of 1998, the Company's commitment terminated.

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

6.   OTHER ASSETS

INTELLECTUAL PROPERTY RIGHTS

     In July 1997, the Company acquired certain assets of Nets, Inc., an internet development company in bankruptcy, for $8,755 in cash. Included in the asset purchase were $2,132 of property and equipment and $6,623 of intellectual property rights ("IP rights"). The Company recorded a write-off of $2,000 of the $6,623 in IP rights as purchased research and development costs. This amount represented an estimate of the fair market value of development cost related to software for which technological feasibility had not been established and for which there was no alternative future use. The completed IP rights were capitalized due to the expectation that the assets would be used in several contracts under negotiation.

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

7.   LINE OF CREDIT

     Effective July 31, 1996, the Company established its bank line of credit, which allows borrowings up to $40,000 at either the adjusted Eurodollar rate plus 1%, or the bank's prime lending rate. There were no borrowings outstanding under the line at December 31, 1998 and 1997. This facility expired July 31, 1998 and was renewed pursuant to the same terms until January 31, 1999. The Company did not renew the facility subsequent to this expiration.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31:

                                                                1998       1997
                                                              --------    -------
Operating expenses..........................................  $ 65,910    $33,160
Taxes other than income, insurance, rents, licenses and
  maintenance...............................................     6,733      3,433
Other contract-related......................................    45,504     39,447
                                                              --------    -------
                                                              $118,147    $76,040
                                                              ========    =======

OTHER CONTRACT-RELATED

     Other contract-related accrued liabilities represent provisions to match contract-related expenses in the period in which revenues from those contracts are recognized. These include claims made by customers for services that require additional effort and costs by the Company to satisfy contractual requirements. The Company continually monitors contract performance in light of client expectations, the complexity of work, project plans, delivery schedules, and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. An expense of $10,200 was recorded in 1997 to recognize management's estimate of known future losses associated with the termination or completion of two long-term contracts. An expense of $16,015 was recorded in 1998 to address Year 2000 exposure for certain customer contracts.

9.   CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

     Capital lease obligations and long-term debt consist of the following as of December 31:

                                                                 1998      1997
                                                                ------    -------
Computer equipment and furniture capital leases containing
  various payment terms through January 2000 with implicit
  interest rates ranging from 8.0% to 15.20%................    $  391    $ 1,308
Notes payable for software and software license transfer
  rights, hardware and automobiles financed at various rates from 6.0% to 11.48%, payable in monthly installments
  through July 2001.........................................     1,153      1,591
                                                                ------    -------
                                                                 1,544      2,899
Less current maturities.....................................      (883)    (1,367)
                                                                ------    -------
                                                                $  661    $ 1,532
                                                                ======    =======

     Capital lease payments and long-term debt maturities for years ending after December 31, 1998, are as follows:

                                                                CAPITAL LEASE    LONG-TERM
                                                                 OBLIGATIONS       DEBT
                                                                -------------    ---------
1999........................................................        $331          $  569
2000........................................................          77             399
2001........................................................          --             185
                                                                    ----          ------
Total minimum lease payment and long-term debt maturities...        $408          $1,153
                                                                                  ======
Less amounts representing interest..........................         (17)
                                                                    ----
Present value of net minimum capital lease payments.........        $391
                                                                    ====

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     In July 1998, the Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation which authorized 5,000,000 shares of Preferred Stock, the rights, designations, and preferences of which may be designated from time to time by the Board of Directors.

     At December 31, 1995, the Company had 4,000,000 shares of $2.125 par value Series A Preferred Stock outstanding. In 1996, the Company exercised its right to redeem these shares for $8,500 cash, plus accrued dividends of $298. The authorized Series A Preferred Stock was subsequently removed from the Company's charter in 1997.

COMMON STOCK AND CONVERTIBLE LIQUIDATION PREFERENCE COMMON STOCK

     In July 1998, the Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation which included an increase in authorized number of shares of Class A Common Stock to 200,000,000 from 100,000,000 shares. The amendment was approved by stockholders in August 1998. At December 31, 1998, there were 81,066,350 shares issued and 77,126,048 shares outstanding. At December 31, 1997, there were 81,049,638 shares issued and 76,455,414 shares outstanding and at December 31, 1996, there were 79,247,696 shares issued and outstanding. The Company is authorized to issue, under its existing stock plans, up to 42,000,000 shares of Class A Common Stock. At December 31, 1998, there were 36,224,248 shares outstanding under such plans. At December 31, 1997 such plans had 35,172,414 shares outstanding and at December 31, 1996, there were 35,164,696 shares outstanding.

     On January 5, 1999, the Company's Board of Directors declared a two-for-one split of the Class A and Class B Common Stock to be effected in the form of a stock dividend. The record date for the stock dividend was January 6, 1999 and the distribution date was January 19, 1999. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted to reflect this split.

     Class B shares consist of 24,000,000 authorized shares of $0.01 par value common stock, of which there are 934,320 shares issued and outstanding as of December 31, 1998. At December 31, 1997, there were 100,000 shares issued and outstanding and at December 31, 1996, there were no shares issued and outstanding. The Class B shares were authorized in conjunction with the provisions of the original UBS AG service agreements, which were signed in January 1996. Class B shares are non-voting and convertible, but otherwise are equivalent to the Class A shares.

     Under the terms and conditions of the UBS AG agreements, each Class B share shall be converted, at the option of the holder, on a share-for-share basis, into a fully paid and non-assessable Class A share, upon sale of the share to a third-party purchaser under one of the following circumstances: 1) in a widely dispersed offering of the Class A shares; 2) to a purchaser of Class A shares who prior to the sale holds a majority of the Company's stock; 3) to a purchaser that after the sale holds less than 2% of the Company's stock; 4) in a transaction that complies with Rule 144 under the Securities Act of 1933, as amended; or 5) any sale approved by the Federal Reserve Board of the United States.

     At December 31, 1995, the Company had 32,000,000 shares of $0.01 par value Convertible Liquidation Preference Common Stock. In 1996, at the initiation of the holder, and under the terms of the Company's Certificate of Incorporation, the 32,000,000 outstanding shares of Convertible Liquidation Preference Common Stock were converted on a one-for-one basis into fully paid and non-assessable Class A shares. The Convertible Liquidation Preference Common Stock was removed from the Company's charter in 1997.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

RESTRICTED STOCK PLAN

     In 1988, the Company adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees, and to reward outstanding performance. Employees selected by management may elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A shares over a five-to-ten year period and establishes a two-year holding period on one-half of the shares prior to the sale of vested common stock. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. Prior to the Class A shares becoming publicly traded, the Company retained a right of first refusal to buy the employees' vested shares at a formula price set forth in each agreement, based on fair value or book value. The right of first refusal terminated on February 2, 1999 (the "IPO Date") when the Class A shares became publicly traded. The Company may repurchase unvested shares, and under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees' cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal. The Company has from time to time financed the issuance of shares under the Restricted Stock Plan by executing promissory notes with the employees, with repayment terms ranging from one to fifteen years. These notes bear interest at 8%, payable at least annually, and are with recourse. Principal and interest payments vary from monthly to 5 years, and the loans are collateralized by the shares financed by the notes. The balance of the outstanding notes is included as a reduction to stockholders' equity.

1991 STOCK OPTION PLAN

     In 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), which was amended in 1993 and 1998. Pursuant to the 1991 Plan, options to purchase the Company's Class A shares can be granted to eligible employees. Such options were generally granted at a price not less than 100% of the fair value of the Company's Class A shares, as determined by the Board of Directors, and based upon an independent third-party valuation. Subsequent to the IPO date, fair value will be the New York Stock Exchange closing price on or after the respective issuance dates. The stock options vest over a three to ten year period based on the provisions of each grant, and in some cases can be accelerated through attainment of financial performance criteria. For options issued before July 1998, there is generally a required two-year holding period for one half of the shares purchased once the options are exercised, and are usually exercisable from the vesting date until the date one year after the entire option grant has vested. Unexercised vested options are cancelled following the expiration of a certain period after the employee leaves the employment of the Company. Prior to the IPO date, the Company had certain rights of first refusal to repurchase employees' shares obtained through exercise of the stock options at the employees' cost plus 8%. For options issued after April 1, 1997, the agreements provide that shares issued upon the exercise of the options may not be sold until six months after the IPO date. For options granted on or after July 20, 1998, the Plan was amended to provide for immediate vesting in the event of death or total disability as defined in the Plan.

ADVISOR STOCK OPTION/RESTRICTED STOCK INCENTIVE PLAN

     In 1992, the Company adopted the Advisor Stock Option/Restricted Stock Incentive Plan (the "Advisor Plan"), which was modified in 1993, to enable non-employee directors and advisors to the Company and consultants under contract with the Company to acquire shares of the Company's Class A stock, at a price not less than 100% of the fair value of the Company's common stock, as determined by the Board of Directors, and based upon an independent third-party valuation. The options and shares are subject to a vesting schedule and restrictions associated with their transfer. Under certain circumstances, the shares can be repurchased by the Company at cost plus 8% from the date of issuance.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

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

1996 NON-EMPLOYEE DIRECTOR STOCK OPTION/STOCK INCENTIVE PLAN

     In 1996, the Company adopted the 1996 Non-Employee Director Stock Option/Stock Incentive Plan (the "Director Plan"). The Director Plan provides for the issuance of up to 800,000 Class A shares or options to Board members who are not employees of the Company. Shares or options issued under the plan would be subject to five year vesting, with options expiring after an eleven year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance. In 1997, 120,000 options were granted under the plan and no options were granted in 1998.

1996 ADVISOR AND CONSULTANT STOCK OPTION/STOCK INCENTIVE PLAN

     In 1996, the Company adopted the 1996 Advisor and Consultant Stock Option/Stock Incentive Plan (the "Consultant Plan"). The Consultant Plan provides for the issuance of Class A shares or options to advisors or consultants who are not employees of the Company, subject to restrictions established at time of issuance. The option exercise price is the fair value of the shares on the date of grant. The purchase price for share issuances is determined by a committee appointed by the Board of Directors. The fair value of option grants under the plan is calculated at the time of issuance and amortized ratably over the vesting period as compensation expense. In 1998 and 1997, 30,000 and 48,000 options were granted under the plan, respectively.

OTHER STOCK AND OPTION ACTIVITY

     During 1995, options for the purchase of 4,000,000 Class A shares, with an exercise price of $0.50 per share, were granted to an executive officer of the Company when the fair value of the stock was estimated to be $0.875 per share. This resulted in deferred compensation of $1,500, which was recorded as a reduction to stockholders' equity. These options were exercised in 1995, whereby the Company received cash of $600, and a promissory note for $1,400 in consideration for the shares, under the terms of the original grant.

     Prior to the IPO date, the Company had a right of first refusal to buy back the vested shares for cash at a purchase price equal to fair value, and the unvested shares at the cost paid by the shareholder. During the third quarter of 1997, the executive terminated his employment and the Company made a non-cash repurchase of 2,800,000 shares of common stock through a reduction of $1,830 in outstanding notes receivable. The unamortized balance of deferred compensation was reclassified to additional paid-in capital.

UBS AG AGREEMENT

     On April 24, 1997, the Company concluded the renegotiation of the terms of its strategic alliance with UBS AG, initially entered into in January 1996. The new terms were effective from January 1, 1997 and involve (i) a 10-year contract for the Company to provide information technology ("IT") services to UBS Warburg ("UBS Warburg EPI Agreement"), (ii) separate agreements to provide IT services to other UBS AG operating units and to permit the Company to use certain UBS AG assets, (iii) the sale to UBS AG of options to acquire shares of the Company's Class B stock, (iv) the sale to UBS AG of shares of the Company's Class B stock, and (v) the termination of all options to acquire shares of the Company's Class B stock granted under the terms and conditions of prior UBS AG agreements. The Company continues to hold a

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

40% stake in Systor. In the event of termination of the UBS Warburg EPI Agreement, a portion of the Company's interest in Systor would be returned to UBS AG, declining ratably over the 10-year period which began on January 1, 1997.

     The new terms of the UBS Warburg EPI Agreement require the Company to provide operational management for UBS investment banking division, Warburg Dillon Read, technology resources (including mainframes, desktops, and voice and data networks), excluding hardware and proprietary software applications development. The Company is to be reimbursed for all costs, excluding corporate overhead, related to services provided under the UBS Warburg EPI Agreement. In addition, the Company will receive a management fee, subject to bonuses and penalties, depending upon the achievement of certain defined performance criteria.

     Under the terms and conditions of the new agreement, the Company sold to UBS AG options to purchase 7,234,320 shares of the Company's Class B stock at a non-refundable cash purchase price of $1.125 per option. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These options are exercisable immediately and for a period of 5 years after the date that such shares become vested, at an exercise price of $3.65 per share. In addition, the Company sold to UBS AG 100,000 shares of the Company's Class B stock, subject to the same transferability and holding-period restrictions, at a purchase price of $3.65 per share. These options and shares were sold in connection with the execution and delivery of the 10-year UBS Warburg EPI Agreement. Both the 100,000 shares of Class B stock and the 7,234,320 shares of Class B stock subject to options vest at a rate, in the aggregate, of 63,906 shares per month for the first five years of the agreement, and at a rate of 58,334 shares per month thereafter. In the event of termination of the UBS Warburg EPI Agreement, options to acquire unvested shares would be forfeited, and the Company would have the right to buy back any previously acquired unvested shares for the original purchase price of $3.65 per share. UBS AG exercised 834,320 options in the third quarter of 1998.

     Pursuant to the Bank Holding Company Act of 1956 and subsequent regulations and interpretations by the Federal Reserve Board, UBS AG's holdings in terms of shares of the Company's Class B common stock may not exceed 10% of the total of all classes of the Company's common stock. Similarly, the total consideration paid by UBS AG for the purchase of shares plus the purchase and exercise of options may not exceed 10% of the Company's consolidated stockholders' equity as determined in accordance with generally accepted accounting principles. If, however, on certain specified anniversaries of the execution date of the new agreement, beginning in 2004, the number of Class B shares, for which UBS AG's options are exercisable, is limited due to an insufficient number of shares outstanding, UBS AG has the right to initiate procedures to eliminate such deficiency. These procedures may involve (i) issuance of additional Class A shares by the Company, (ii) a formal request to the Federal Reserve Board from UBS AG for authorization to exceed the 10% limit on ownership, or (iii) the purchase of Class B shares by the Company from UBS AG at a defined fair value. In addition, the exercise period for options to purchase vested shares would be increased beyond the normal 5 years to account for any time during such exercise period in which UBS AG is unable to exercise its options as a result of the regulations.

DEFERRED COMPENSATION

     The Company recorded $4,027 of deferred compensation expense for options granted in 1998 representing the difference between the option exercise price and the fair value of the underlying common stock. The Company recognized $373 of compensation expense during the year ended December 31, 1998 and will amortize the remaining deferred compensation ratably over the respective vesting periods of the option grants. Prior to any option forfeitures resulting from employee attrition, the estimated amount of deferred compensation to be recognized is approximately $407 for each year from 1999 through 2008.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Activity in Liquidation Preference Common and Class A Common Stock:

                                                                                                    WEIGHTED
                       RESTRICTED    ADVISOR     OPTION                  LIQUIDATION     SHARE      AVERAGE
                          PLAN        PLAN        PLAN        OTHER      PREFERENCE      TOTAL       PRICE
                       ----------   ---------   ---------   ----------   -----------   ----------   --------
Beginning shares.....  19,873,162     928,000     160,920   14,851,846    32,000,000   67,813,928     0.37
Issuance.............   7,798,688      30,734         412      376,158            --    8,205,992     1.46
Options exercised....          --          --   3,636,436           --            --    3,636,436     0.42
Conversion...........          --          --          --   32,000,000   (32,000,000)          --     0.01
Repurchased..........    (408,660)         --          --           --            --     (408,660)    0.77
                       ----------   ---------   ---------   ----------   -----------   ----------
December 31, 1996....  27,263,190     958,734   3,797,768   47,228,004            --   79,247,696     0.51
Issuance.............   1,662,204         200          --      314,538            --    1,976,942     2.71
Options exercised....          --     240,000   1,069,040           --            --    1,309,040     0.51
Repurchased..........  (3,277,976)         --          --   (2,800,288)           --   (6,078,264)    0.79
                       ----------   ---------   ---------   ----------   -----------   ----------
December 31, 1997....  25,647,418   1,198,934   4,866,808   44,742,254            --   76,455,414     0.65
Issuance.............      40,652          --      45,200       10,860            --       96,712     3.31
Options exercised....          --      94,000   2,218,902           --            --    2,312,902     0.94
Repurchased..........  (1,613,142)         --     (45,578)     (80,260)           --   (1,738,980)    1.29
                       ----------   ---------   ---------   ----------   -----------   ----------
December 31, 1998....  24,074,928   1,292,934   7,085,332   44,672,854            --   77,126,048     0.88
                       ==========   =========   =========   ==========   ===========   ==========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Activity in Options for Class A Common Stock:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                          ADVISOR     OTHER                 EXERCISE
                                             1991 PLAN      PLAN     OPTIONS     TOTAL       PRICE
                                             ----------   --------   -------   ----------   --------
1996 Outstanding at beginning of year......  17,827,624    320,000   619,856   18,767,480     0.48
Granted....................................  13,696,480    130,000        --   13,826,480     1.37
Exercised..................................  (3,553,252)        --   (83,184)  (3,636,436)    0.42
Forfeited..................................     (82,784)        --    (1,024)     (83,808)    1.15
                                             ----------   --------   -------   ----------
Outstanding at December 31, 1996...........  27,888,068    450,000   535,648   28,873,716     0.91
                                             ==========   ========   =======   ==========
Exercisable at December 31, 1996...........   2,779,092    304,000   378,968    3,462,060     0.42

1997 Outstanding at beginning of year......  27,888,068    450,000   535,648   28,873,716     0.91
Granted....................................  13,782,704    168,000        --   13,950,704     2.70
Exercised..................................    (971,360)  (240,000)  (97,680)  (1,309,040)    0.51
Forfeited..................................  (5,716,578)        --   (14,368)  (5,730,946)    1.55
                                             ----------   --------   -------   ----------
Outstanding at December 31, 1997...........  34,982,834    378,000   423,600   35,784,434     1.52
                                             ==========   ========   =======   ==========
Exercisable at December 31, 1997...........   4,621,650     89,000   280,384    4,991,034     0.66

1998 Outstanding at beginning of year......  34,982,834    378,000   423,600   35,784,434     1.52
Granted....................................   1,986,820     30,000        --    2,016,820     3.27
Exercised..................................  (2,140,102)   (94,000)  (78,800)  (2,312,902)    0.94
Forfeited..................................  (6,398,830)   (70,000)  (18,080)  (6,486,910)    1.79
                                             ----------   --------   -------   ----------
Outstanding at December 31, 1998...........  28,430,722    244,000   326,720   29,001,442     1.62
                                             ==========   ========   =======   ==========
Exercisable at December 31, 1998...........   6,412,072     29,600   205,584    6,647,256     1.12

     The following table summarizes information about options for Class A common shares outstanding at December 31, 1998:

                                       WEIGHTED-AVERAGE
              EXERCISE     NUMBER         REMAINING         NUMBER
               PRICE     OUTSTANDING   CONTRACTUAL LIFE   EXERCISABLE
              --------   -----------   ----------------   -----------
               $0.250       567,620          3.21            395,360
               $0.375     1,935,290          4.76          1,211,850
               $0.500     6,671,600          6.14          2,000,840
               $0.875       949,312          5.00            232,944
               $1.250     5,796,692          8.49          1,032,164
               $1.875     6,225,266          8.03          1,077,640
               $2.000       130,000          9.04                 --
               $3.375     6,725,662          8.26            696,458
                         ----------                        ---------
                         29,001,442          7.33          6,647,256
                         ==========                        =========
              Weighted average exercise price of
                exercisable options                        $    1.12


                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     As previously noted, the Company has continued to account for its stock option activity under APB 25. Had the Company elected to adopt SFAS 123, the pro forma impact on net income and earnings per share would have been as follows:

                                                   1998       1997       1996
                                                  -------    -------    -------
Net income
  As reported.................................    $40,465    $11,217    $20,499
  Pro forma...................................    $40,005    $10,655    $20,276
Basic earnings per common share
  As reported.................................    $  0.53    $  0.14    $  0.27
  Pro forma...................................    $  0.52    $  0.14    $  0.27
Diluted earnings per common share
  As reported.................................    $  0.42    $  0.12    $  0.24
  Pro forma...................................    $  0.41    $  0.11    $  0.24

     All options granted by the Company in 1997 and 1996 were granted at the estimated per share fair market value in effect on the grant date. For the year ended, December 31, 1998, certain options were granted at less than fair market value. For all years, the options vest ratably over the vesting period, and expire one year after the final vesting date. The fair value of each option grant was estimated on the grant date using the Minimum Value Stock option-pricing model. The weighted-average risk free interest rates were 5.52% for the year ended December 31, 1998 and 6.28% and 6.8% for the years ended December 31, 1997 and 1996, respectively. Volatility was zero and the expected life of each grant was equal to the midpoint of the vesting period, plus one year, for all periods presented. For example, an option vesting ratably over ten years has an expected life of 6 years. The weighted-average grant-date fair value of options granted in 1997 and 1996 was $245 and $1,014, respectively. For options granted in 1998, the weighted-average grant-date fair value of options that were granted at fair market value and less than fair market value was $129 and $310, respectively. The total compensation cost recognized in income at December 31, 1998 was $373 and zero for years 1997 through 1996. The Company expects that the impact of future option grants will increase overall pro forma compensation expense, thereby reducing pro forma net income reported in future periods.

     In July 1998, the Board of Directors adopted an employee stock purchase plan (the "ESPP"), which provides for the issuance of a maximum of 20,000,000 shares of Class A Common Stock. The ESPP became effective on February 2, 1999. Eligible employees may have up to 10% of their earnings withheld, to be used to purchase shares of the Company's Common Stock on specified dates determined by the Board of Directors. The price of the Common Stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

     On January 5, 1999, the Company's Board of Directors authorized two series of Preferred Stock in connection with the adoption of a Shareholder Rights Plan:
200,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and 10,000 shares of Series B Junior Participation Preferred Stock, par value $.01 per share (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Preferred Stock").

     The Company has entered into a Stockholder Rights Plan (the "Rights Plan"), pursuant to which one Class A right (a "Class A Right") is attached to each share of Class A Common Stock and one Class B right (a "Class B Right", and together with the Class A Rights, the "Rights") is attached to each share of Class B Common Stock. Each Class A Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Preferred Stock, at a purchase price of $55.00 per share, subject to adjustment. Each Class B Right entitles the registered holder to purchase from the Company

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

a unit consisting of one one-thousandth of a share of Series B Preferred Stock, at a purchase price of $55.00 per share, subject to adjustment. The Rights are not exercisable until the Distribution Date and will expire on January 7, 2009, unless earlier redeemed by the Company as described below. At any time until ten days following (i) the Stock Acquisition Date or (ii) the date that the Board of Directors of the Company determines a person to be an "Adverse Person," the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right. The ten day redemption period may be extended by the Board of Directors so long as the Rights are still redeemable. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.001 redemption price.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain acquirors from making takeover proposals or tender offers.

     During the period July 1, 1998 to December 31, 1998, the Company issued options to associates to acquire shares of Class A Common Stock. There were 10,401,040, and 12,226,290 of these options outstanding at December 31, 1998 and January 6, 1999, respectively. The exercise price was set on January 5, 1999.

11. INCOME TAXES

     Income before taxes for the years ended December 31 was as follows:

                                                                 1998       1997       1996
                                                                -------    -------    -------
Domestic....................................................    $50,344    $(4,054)   $10,151
Foreign.....................................................     25,862     23,562     30,000
                                                                -------    -------    -------
                                                                $76,206    $19,508    $40,151
                                                                =======    =======    =======

     The provision for income taxes charged to operations was as follows:

                                                               1998        1997        1996
                                                              -------    --------    --------
Current:
  U.S. Federal............................................    $23,958    $  9,159    $ 21,794
  State and local.........................................      3,904       1,383       3,583
  Foreign.................................................     13,999       8,172      10,319
                                                              -------    --------    --------
Total current.............................................    $41,861    $ 18,714    $ 35,696
                                                              =======    ========    ========
Deferred:
  U.S. Federal............................................       (976)     (8,902)    (14,400)
  State and local.........................................       (199)     (1,392)     (2,242)
  Foreign.................................................     (4,945)       (129)        598
                                                              -------    --------    --------
Total deferred............................................     (6,120)    (10,423)    (16,044)
                                                              -------    --------    --------
Total provision for income taxes..........................    $35,741    $  8,291    $ 19,652
                                                              =======    ========    ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                                  1998        1997
                                                                --------    --------
Conversion of acquired entity from cash basis to accrual
  basis of accounting.......................................    $    636    $  1,171
Other.......................................................         473       1,095
                                                                --------    --------
Gross deferred tax liabilities..............................       1,109       2,266
                                                                --------    --------
Property, plant and equipment...............................     (14,261)    (11,050)
Accrued liabilities.........................................     (31,500)    (22,958)
Equity investments..........................................       2,384        (817)
Intangibles.................................................         514      (1,134)
Deferred revenue............................................        (307)     (1,538)
Other.......................................................        (100)         --
                                                                --------    --------
Gross deferred tax assets...................................     (43,270)    (37,497)
                                                                --------    --------
Net deferred tax asset......................................    $(42,161)   $(35,231)
                                                                ========    ========

     A valuation allowance has not been established for the net deferred tax asset as of December 31, 1998 or 1997, due to a significant contract backlog and the availability of loss carrybacks.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences in dollars and percentages as follows:

                                                  1998                 1997                 1996
                                            -----------------    -----------------    -----------------
                                            DOLLARS   PERCENT    DOLLARS   PERCENT    DOLLARS   PERCENT
                                            -------   -------    -------   -------    -------   -------
Statutory U.S. tax rates..................  $26,671    35.0%     $6,828     35.0%     $14,053    35.0%
Non-deductible items......................      768     1.0         528      2.7        3,017     7.5
State and local taxes.....................    3,021     4.0        (215)    (1.1)         609     1.5
Nondeductible amortization and write-off
  of intangible assets....................    3,824     5.0       1,765      9.0        1,900     4.7
U.S. rates (in excess of) less than
  foreign rates & others..................    1,457     1.9        (615)    (3.1)          73      .2
                                            -------    ----      ------     ----      -------    ----
Total provision for income taxes..........  $35,741    46.9%     $8,291     42.5%     $19,652    48.9%
                                            =======    ====      ======     ====      =======    ====

12. CERTAIN GEOGRAPHIC DATA AND SEGMENT INFORMATION

     Services are provided through the parent company in the United States, and through a worldwide network of subsidiaries. Summarized below is the financial information for each reportable segment as defined by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." "All Other" includes financial information from

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

the following geographic areas: Hong Kong, Japan, Singapore, Netherlands, Germany, France, Ireland, and Luxembourg.

                                                               1998        1997        1996
                                                             --------    --------    --------
United States:
  Total revenue..........................................    $640,508    $519,122    $400,211
  Operating income.......................................      39,209      (5,507)     10,780
  Identifiable assets at December 31.....................     232,765     171,503     130,766
United Kingdom:
  Total revenue..........................................     255,613     189,758     126,131
  Operating income.......................................      18,894      18,815      24,619
  Identifiable assets at December 31.....................     111,509      67,884      79,682
Switzerland:
  Total revenue..........................................      42,382      36,837      38,426
  Operating income.......................................       3,176       3,701       2,083
  Identifiable assets at December 31.....................      15,532      13,763       9,743
All Other:
  Total revenue..........................................      55,086      35,904      34,670
  Operating income.......................................          36         584       3,819
  Identifiable assets at December 31.....................      22,340      13,953      12,056
Consolidated:
  Total revenue..........................................     993,589     781,621     599,438
  Operating income.......................................      61,315      17,593      41,301
  Identifiable assets at December 31.....................     382,146     267,103     232,247

     Greater than 10% of the Company's revenue was earned from two clients for the year ended December 31, 1998, two clients for the year ended December 31, 1997, and one client for the year ended December 31, 1996. Revenue from these clients comprised 27% and 12% of total revenue in 1998, 27% and 10% of total revenue in 1997, and 28% of total revenue in 1996.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES AND MAINTENANCE AGREEMENTS

     The Company has commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 1998 are as follows:

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

YEAR ENDING                                                   LEASE AND MAINTENANCE
DECEMBER 31:                                                       COMMITMENTS
------------                                                  ---------------------
1999........................................................        $ 28,296
2000........................................................          23,228
2001........................................................          16,837
2002........................................................          13,280
2003........................................................           9,410
Thereafter..................................................          32,126
                                                                    --------
  Total.....................................................        $123,177
                                                                    ========

     The Company is obligated under certain operating leases for its pro rata share of the lessors' operating expenses. Rent expense was $31,666, $22,377 and $22,577 for 1998, 1997 and 1996, respectively. Additionally, in 1997, the Company established a loss accrual of $3,125 in connection with the planned abandonment of certain leased properties. In 1998, the Company revised its estimate of that loss accrual to $6,102.

LETTER OF CREDIT

     The Company had a $1,000 irrevocable letter of credit that expired on December 14, 1998 and was not renewed. The letter of credit was issued in conjunction with the provisions of a certain contract. The fair value of the letter of credit was estimated to be equal to the face value based on the nature of the fee arrangements with the issuing bank.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Interest rate swap

     In December 1993, the Company entered into an agreement with a client to reduce future monthly billings in exchange for a non-refundable payment for work performed involving the development and installation of a major new system. Under the terms of this agreement, the Company was required to make an interest-sensitive payment to the client if a defined variable interest rate ("Rate") exceeded 8.5% based upon a declining notional amount ($48,756 as of December 31, 1997) over the term of the contract. If the Rate was less than 8.5%, the client was required to pay the Company for the difference in the interest rates based upon the same declining notional amount.

     In January 1994, the Company entered into an interest rate swap agreement with a bank to eliminate its exposure to the interest sensitive payment. Under the terms of the swap agreement, the Company was required to pay a fixed interest rate of 7.32% to a bank in exchange for being paid the Rate.

     The differences to be paid or received on the interest sensitive payment and swap were included as an adjustment to direct cost of services. The Company recorded a reduction to direct cost of services of $643 for the year ended December 31, 1997. Based on anticipated cash flows, discounted at the U.S. prime lending rate of 8.5%, the fair value of these instruments was estimated to be a $1,102 benefit as of December 31, 1997. The Company's remaining risk associated with these transactions was risk of default by the client or the bank, which the Company believed to be remote.

     In April 1998, the Company paid a fee of $536 to terminate the above interest rate swap agreement.

Foreign currency exchange forward contracts

     At December 31, 1998, the Company had eight forward contracts in various currencies in the amount of $22,128. These contracts expire on January 29, 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     The estimated fair value of the Company's forward exchange contracts using bank or market quotes and the year end foreign exchange rates was a net liability of $102 as of December 31, 1998. The Company's remaining risk associated with this transaction is the risk of default by the bank, which the Company believes to be remote.

CONTRACTS

     In the normal course of business, the Company provides services to its clients which may require the Company to comply with certain performance criteria. The Company believes that the ultimate liability, if any, incurred under these contracts will not have a material adverse effect on the Company's consolidated results of operations or financial position.

CONTINGENT PUT RIGHTS

     Under the terms of various stock agreements, a total of 2,848,472 and 2,926,752 shares of Class A Common Stock were subject to contingent put rights at December 31, 1998 and December 31, 1997, respectively. For 1,200,000 and 648,472 of these shares, the holders could have required the Company to repurchase the shares at fair value in the event the Company's Class A Common Stock was not publicly traded by the years 2010 and 2000, respectively. The Company began publicly trading on February 2, 1999 and these put rights terminated. For 1,000,000 of these shares at December 31, 1998 and 1,080,000 at December 31, 1997, the holder may require the Company to repurchase the shares at the original cost plus 8% interest, accrued from the date of purchase, in the event the holders' employment or directorship terminates.

LITIGATION

     There are various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. The Company believes that these claims and actions will have no material adverse effect on the Company's financial condition, results of operations or cash flow.

LICENSE AGREEMENT

     In 1988, the Company entered into a license agreement with the Perot Systems Family Corporation and Ross Perot that allowed the Company to use the name "Perot" and "Perot Systems" in its business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, the Company would not be allowed to use the "Perot" name in its business. Mr. Perot's or the Perot Systems Family Corporation's termination of the Company's license agreement could materially and adversely affect the Company's business, financial condition and results of operations.

14. RETIREMENT PLAN AND OTHER EMPLOYEE TRUSTS

     During 1989, the Company established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is January 1 to December 31 and allows eligible employees to contribute between 1% and 15% of their annual compensation, including overtime pay, bonuses and commissions. The plan was amended effective January 1, 1996 to change the Company's contribution from 2% of the participants' defined annual compensation, to a formula matching employees' contributions at a two-thirds rate, up to a maximum Company contribution of 4%. The Company's cash contribution for the years ended December 31, 1998, 1997 and 1996 amounted to $7,662, $7,388 and $4,785, respectively. The Company's contribution of common stock for the years ended December 31, 1998, 1997 and 1996 totaled 0, 257,590 and 12,650 shares, respectively, which were allocated to participants' plan accounts using a formula

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

based on compensation. Compensation expense of $631 in 1997 and $14 in 1996 was recorded as a result of these share contributions.

     In 1992 the Company established a European trust, for the benefit of non-U.S. based employees, to which 23,852 shares were contributed in 1995. No contributions were made in 1998, 1997 or 1996.

     In 1996, the Company contributed 324,286 shares to certain trusts established for the benefit of employees transitioning to the Company pursuant to certain contracts. Compensation expense of $405 was recorded in 1996 related to these grants. No contributions were made in 1998 or 1997.

15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                1998      1997      1996
                                                               -------   -------   -------
Cash paid during the year for:
  Interest..................................................   $   245   $ 1,283   $ 1,877
                                                               =======   =======   =======
  Income taxes..............................................   $33,615   $23,325   $28,032
                                                               =======   =======   =======
Non-cash investing and financing activities:
Issuance of common stock for acquisition of businesses......   $    --   $ 2,701   $ 6,545
                                                               =======   =======   =======
Issuance of stock options for acquisition of business.......   $    --   $ 1,500   $    --
                                                               =======   =======   =======
Liabilities assumed in acquisition of businesses............   $    --   $ 7,693   $ 4,150
                                                               =======   =======   =======
Repurchase of shares issued under Restricted Stock Plan in
  exchange for reductions in notes receivable from
  stockholders..............................................   $ 1,077   $ 2,603   $   225
                                                               =======   =======   =======
Reacquisition of shares from sale of business...............   $ 1,182   $    --   $    --
                                                               =======   =======   =======
Notes receivable from sale of business......................   $    59   $    --   $    --
                                                               =======   =======   =======
Purchase of shares financed by notes receivable from
  stockholders..............................................   $    --   $ 1,427   $ 3,065
                                                               =======   =======   =======
Deferred compensation, net of amortization..................   $ 3,654   $    --   $    --
                                                               =======   =======   =======
Reclassification of deferred compensation to
  paid-in-capital...........................................   $    --   $ 1,050   $    --
                                                               =======   =======   =======
Contract rights issued (cancelled) at inception and
  renegotiation of UBS AG Agreement.........................   $    --   $(4,146)  $ 4,544
                                                               =======   =======   =======
Stock options issued for investments in and advances to
  unconsolidated affiliates.................................   $    --   $    --   $   706
                                                               =======   =======   =======

16. RELATED PARTY TRANSACTIONS

     During 1996, 1997 and 1998, certain officers financed the purchase of Class A Common Stock with a bank. All of these loans bear interest at rates between 8.75% and 9.75% and are due at various dates through September 15, 2000. The Company had agreed that it would, at the request of NationsBank, purchase such loans from NationsBank for an amount equal to principal plus accrued and unpaid interest if the Company has not had an initial public offering that results in the shares of Class A Common Stock being publicly traded before the maturity of the notes. As of December 31, 1998 and 1997, approximately $1,418 and $1,546, respectively, of principal remain outstanding under these loans. The Company completed an initial public offering on February 2, 1999 and this provision terminated.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     In 1995, the company loaned $1,400 to an executive at an interest rate of 8% per annum collateralized by shares of the Company's Class A Common Stock. At December 31, 1998, the principal balance was $420 and is payable in full in August 1999. In 1997, the Company loaned an additional $2,273 to this executive at an interest rate of 7.25% per annum (subject to adjustment) for which up to $1,169 is payable in August 1999 and collateralized by shares of the Company's Class A Common Stock and $1,000 is payable in April 2002 and collateralized by a mortgage on the executive's residence. At December 31, 1998 and 1997, the principal balance remaining on these additional loans was $2,169. In 1997, the Company repurchased 2,800,000 shares of Class A Common Stock from this executive, following his resignation, through a reduction of $1,830 in outstanding notes receivable.

     In August 1996, an officer of the Company obtained funding in the amount of $350 from a bank. The Company entered into a third party agreement with this bank under which, if the Company's Class A shares are not publicly traded prior to the maturity date of the loan, the Company will purchase the loan at the bank's option. The maturity date of this loan is February 26, 2000. The Company completed an initial public offering on February 2, 1999 and this provision terminated.

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

     In January and February 1997, the Company loaned $450 to an executive at the rate of 8%. The notes were collateralized by the executive's Class A Common Stock. Prior to December 31, 1997, the notes and the related shares were canceled.

     In August 1997, the Company loaned $250 to an executive at the rate of 8%. This note is collateralized by the executive's Class A Common Stock and is payable in August 2000.

     In September 1997, the Company loaned $197 to an executive at the rate of 8%. This note is collateralized by the executive's Class A Common Stock and is payable in September 2000.

     A former officer of the Company has three outstanding loans totaling $349 with the Company. These loans are secured by the Company's Class A Common Stock held by the executive and are due by December 31, 1999.

     In November 1997, Ross Perot became chief executive officer of the Company and has been serving the Company without cash or non-cash compensation. For the year ended December 31,1998, the Company has recorded a compensation expense of $780 with an offset to additional paid-in capital.

17. EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for fiscal years ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per common share with basic earnings per common share, with the principal difference being that common stock equivalents are not considered in computing basic earnings per share. The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                                   PER SHARE
                                                               INCOME    SHARES     AMOUNT
                                                               -------   ------    ---------
FOR THE YEAR ENDED 1996
Net income..................................................   $20,499
Less preferred stock dividend...............................      (447)
                                                               -------
BASIC EARNINGS PER COMMON SHARE
Net income attributed to common stockholders................    20,052   74,110      $0.27
                                                                                     =====
Dilutive options............................................             10,232
                                                               -------   ------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common stockholders
  Plus assumed conversions..................................   $20,052   84,342      $0.24
                                                               =======   ======      =====
FOR THE YEAR ENDED 1997
Net income..................................................   $11,217
Less preferred stock dividend...............................        --
                                                               -------
BASIC EARNINGS PER COMMON SHARE
Net income attributed to common stockholders................    11,217   78,336      $0.14
                                                                                     =====
Dilutive options............................................             16,856
                                                               -------   ------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common stockholders
  Plus assumed conversions..................................   $11,217   95,192      $0.12
                                                               =======   ======      =====
FOR THE YEAR ENDED 1998
Net income..................................................   $40,465
Less preferred stock dividend...............................        --
                                                               -------
BASIC EARNINGS PER COMMON SHARE
Net income attributed to common stockholders................    40,465   76,882      $0.53
                                                                                     =====
Dilutive options............................................             20,260
                                                               -------   ------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common stockholders
  Plus assumed conversions..................................   $40,465   97,142      $0.42
                                                               =======   ======      =====

18. SUBSEQUENT EVENTS

     On February 2, 1999, the Company completed an initial public offering of 7,475,000 shares of Class A Common Stock at an initial public offering price of $16.00 per share. Net proceeds to the Company were approximately $109,300.

     The Company provides services for East Midlands Electricity (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992, as amended. Under the terms and conditions of this agreement, EME

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

has the right to terminate its relationship with the Company following a change in control of EME. In July 1998, PowerGen plc acquired EME from Dominion Resources, Inc. During the first quarter of 1999, PowerGen plc and EME exercised this right. The termination takes effect in October 1999.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
 3.1*       Amended and Restated Certificate of Incorporation
 3.2*       Amended and Restated Bylaws
 4.1*       Specimen of Class A Common Stock Certificate
 4.2*       Form of Rights Agreement
 4.3*       Form of Certificate of Designation, Preferences, and Rights
            of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement)
 4.4*       Form of Certificate of Designation, Preferences, and Rights
            of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement)
10.1+       1991 Stock Option Plan
10.2+       Form of Option Agreement (1991 Option Plan)
10.3+       Restricted Stock Plan
10.4+       Form of Restricted Stock Agreement (Restricted Stock Plan)
10.5+       1996 Non-employee Director Stock Option/Restricted Stock
            Plan
10.6+       Form of Restricted Stock Agreement (Non-employee Stock
            Option/Restricted Stock Plan)
10.7+       Form of Option Agreement (Non-employee Stock
            Option/Restricted Stock Plan)
10.8+       Advisor Stock Option/Restricted Stock Incentive Plan
10.9+       Form of Restricted Stock Agreement (Advisor Stock
            Option/Restricted Stock Incentive Plan)
10.10+      Form of Option Agreement (Advisor Stock Option/Restricted
            Stock Incentive Plan)
10.11**     Promissory Note in the principal amount of $70,000, dated
            March 10, 1996, made by Joseph E. Boyd payable to the
            Company.
10.12+      Stock Option Grant dated as of June 27, 1995 by the Company in favor of James A. Cannavino
10.13+      Employment Agreement dated as of September 16, 1995 by and between the Company and James A. Cannavino
10.14+      Promissory Note dated December 18, 1995 made by James A.
            Cannavino in favor of the Company in the principal amount of
            $1,400,000
10.15+      Promissory Note dated January 1, 1996 made by James A.
            Cannavino in favor of the Company in the principal amount of
            $1,500,000
10.16+      Pledge Agreement made as of December 18, 1995 by James A.
            Cannavino in favor of the Company
10.17+      Modification Agreement dated as of March 7, 1997 between the
            Company and James A. Cannavino
10.18+      Deed of Trust dated April 15, 1997 made by James A.
            Cannavino in favor of the Company
10.19+      Promissory Note dated April 14, 1997 made by James A.
            Cannavino in favor of the Company
10.20+      Associate Agreement dated July 8, 1996 between the Company and James Champy
10.21+      Restricted Stock Agreement dated July 8, 1996 between the
            Company and James Champy
10.22+      Letter Agreement dated July 8, 1996 between James Champy and the Company
10.23+      Promissory Note dated June 17, 1996 made by Guillermo G.
            Marmol in favor of the Company
10.24+      Pledge Agreement dated June 17, 1996 made by Guillermo G.
            Marmol in favor of the Company
10.25+      Agreement dated June 17, 1996 among the Company, Guillermo
            G. Marmol, and NationsBank of Texas, N.A.
10.26+      Promissory Note dated June 17, 1996 made by Guillermo G.
            Marmol in favor of NationsBank of Texas, N.A.
10.27+      Amended and Restated PSC Stock Option and Purchase Agreement
            dated April 24, 1997 between Swiss Bank Corporation and the
            Company (incorporated by reference to Exhibit 10.30 to the
            Company's Form 10 dated April 30, 1997)
10.28+      Amended and Restated Master Operating Agreement dated
            January 1, 1997 between Swiss Bank Corporation and the
            Company (incorporated by reference to Exhibit 10.31 to the
            Company's Form 10 dated April 30, 1997)
10.29+      Amended and Restated Agreement for EPI Operational
            Management Services dated January 1, 1997 (incorporated by reference to Exhibit 10.32 to the Company's Form 10 dated
            April 30, 1997)
10.30*      Amendment to Amended and Restated Master Operating Agreement
            dated June 28, 1998 between UBS AG and the Company
10.31*      Amendment to Amended and Restated Agreement for EPI
            Operational Management Services dated June 28, 1998 between
            Swiss Bank Corporation and the Company

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
10.32*      1999 Employee Stock Purchase Plan
10.33*      Form of Amended and Restated 1991 Stock Option Plan
10.34*      Form of Amended Stock Option Agreement
10.35**     Pledge Agreement dated May 10, 1996, between the Company and
            Joseph E. Boyd.
10.36*      Promissory Note dated August 27, 1997 made by John E. King in favor of the Company in the principal amount of $250,000
10.37*      Pledge Agreement dated August 27, 1997 made by John E. King in favor of the Company
10.38*      Agreement dated September 26, 1997 among the Company, Ken
            Scott, and NationsBank of Texas, N.A. (incorporated by
            reference to Exhibit 10.40 to the Company's Registration
            Statement on Form S-1, Registration No. 333-60755)
10.39*      Promissory Note dated September 26, 1997 made by Ken Scott in favor of NationsBank of Texas, N.A. (incorporated by
            reference to Exhibit 10.41 to the Company's Registration
            Statement on Form S-1, Registration No. 333-60755)
10.40*      Promissory Note dated September 26, 1997 made by Ken Scott in favor of the Company (incorporated by reference to
            Exhibit 10.42 to the Company's Registration Statement on
            Form S-1, Registration No. 333-60755)
21**        Subsidiaries of the Registrant
23.1**      Consent of PricewaterhouseCoopers LLP dated March 22, 1999
23.2**      Report of PricewaterhouseCoopers LLP on the financial
            statement schedule dated March 4, 1999
27**        Financial Data Schedule
27.a**      Restated Financial Data Schedule for September 30, 1998
27.b**      Restated Financial Data Schedule for June 30, 1998
27.c**      Restated Financial Data Schedule for March 31, 1998
99(a)**     Schedule VIII -Valuation and Qualifying Accounts

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-60755, to the exhibit of the same number except as otherwise indicated.

**  Filed herewith.

+ Incorporated by reference to the Company's Form 10 dated April 30, 1997 to the exhibit of the same number except as otherwise indicated.