Form 10-Q
period 1999-03-31
PEROT SYSTEMS CORP
filed 1999-05-17
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of May 10, 1999:
87,618,690.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999

INDEX                                                                                       Page

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (Unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 1999 and
                  December 31, 1998.............................................................1
             Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998.................................................2
             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.................................................3

             Notes to Condensed Consolidated Financial Statements.............................4-6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................7-11


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.....................................................................12

ITEM 2:  CHANGES IN SECURITIES.................................................................12

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................12

ITEM 5: OTHER INFORMATION .....................................................................13

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.......................................................13

SIGNATURES.....................................................................................14

EXHIBIT INDEX..................................................................................15

ITEM 1:  FINANCIAL STATEMENTS


                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS

                                                                  March 31, 1999       December 31, 1998
                                                                  --------------       -----------------

    Current assets:
       Cash and cash equivalents...................................$   225,849            $   144,907
       Accounts receivable, net....................................    151,548                115,441
       Prepaid expenses and other..................................     48,365                 48,044
                                                                   -----------            -----------
           Total current assets....................................    425,762                308,392

    Property, equipment and purchased software, net................     38,313                 39,508
    Goodwill, net..................................................      4,096                  5,587
    Other assets...................................................     29,353                 28,659
                                                                   -----------            -----------
           Total assets............................................$   497,524            $   382,146
                                                                   ===========            ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Current maturities on capital lease obligations and
          long-term debt...........................................$       769            $       883
       Accounts payable............................................     41,815                 41,824
       Income taxes payable........................................     20,106                 16,420
       Accrued liabilities.........................................    125,375                118,147
       Deferred revenue............................................     11,008                  9,397
       Accrued compensation........................................     19,603                 49,982
                                                                   -----------            -----------
           Total current liabilities...............................    218,676                236,653

    Capital lease obligations and long-term debt, less current
       maturities..................................................        429                    661
    Other long-term liabilities....................................      4,842                  2,249
                                                                   -----------            -----------
           Total liabilities.......................................    223,947                239,563
                                                                   -----------            -----------

    Stockholders' equity:
       Common stock................................................        895                    820
       Additional paid-in-capital..................................    188,345                 72,936
       Other stockholders' equity..................................     85,655                 68,128
       Accumulated other comprehensive (loss) income...............     (1,318)                   699
                                                                   -----------            -----------
           Total stockholders' equity..............................    273,577                142,583
                                                                   -----------            -----------
           Total liabilities and stockholders' equity..............$   497,524            $   382,146
                                                                   ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                   Three months ended March 31,
                                                                     1999                1998
                                                                  -----------        ------------
Revenue.......................................................... $   274,368         $   214,087

Costs and expenses:
     Direct cost of services.....................................     210,327             169,917
     Selling, general and administrative expenses................      41,392              32,782
                                                                 ------------        ------------
Operating income.................................................      22,649              11,388

Interest income..................................................       2,420                 786
Interest expense.................................................        (235)                (81)
Equity in earnings of unconsolidated affiliates..................       2,192                 983
Other income/(expense)...........................................         (44)              2,653
                                                                 ------------        ------------
Income before taxes..............................................      26,982              15,729
Provision for income taxes.......................................      10,793               6,685
                                                                 ------------        ------------

     Net income..................................................$     16,189        $      9,044
                                                                 ============        ============


Basic and diluted earnings per common share:
     Basic earnings per common share.............................$       0.19        $       0.12
     Weighted average common shares outstanding..................      83,578              76,289

     Diluted earnings per common share...........................$       0.15        $       0.10
     Weighted average diluted common shares outstanding..........     111,081              91,620







   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                         Three months ended March 31,
                                                                           1999              1998
                                                                        ----------        -----------
 Cash flows from operating activities:
     Net income........................................................ $   16,189        $     9,044

     Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
        Depreciation and amortization..................................      7,219              8,899
        Other non-cash items...........................................       (885)            (3,388)
        Changes in current assets......................................    (34,657)           (12,975)
        Changes in current liabilities.................................    (11,351)            24,618
                                                                        ----------        -----------
               Net cash (used in) provided by operating activities.....    (23,485)            26,198
                                                                        ----------        -----------

Cash flows from investing activities:
     Purchase of property, equipment and software......................     (5,002)            (5,037)
     Proceeds from sale of property, equipment and software............         -                 239
     Proceeds from sale of nonmarketable equity securities.............         -               5,162
     Investments in and advances to minority interests.................         -                 (51)
                                                                        ----------        -----------
               Net cash (used in) provided by investing activities.....     (5,002)               313
                                                                        ----------        -----------

Cash flows from financing activities:
     Principal payments on debt and capital lease obligations..........       (307)              (194)
     Proceeds from issuance of common stock............................    109,999                 -
     Proceeds from issuance of treasury stock..........................      4,115                453
     Purchase of treasury stock........................................         (3)              (257)
     Repayment of stockholder notes receivable.........................         52                 97
                                                                        ----------        -----------

               Net cash provided by financing activities...............    113,856                 99
                                                                        ----------        -----------

Effect of exchange rate changes on cash and cash equivalents...........     (4,427)              (324)
                                                                        ----------        -----------

Net increase in cash and cash equivalents..............................     80,942             26,286

Cash and cash equivalents at beginning of period.......................    144,907             35,298
                                                                        ----------        -----------

Cash and cash equivalents at end of period............................. $  225,849        $    61,584
                                                                        ==========        ===========





   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant inter-company transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1999. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1998 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

NOTE 2. COMPREHENSIVE INCOME

The Company's total comprehensive income, net of tax, was as follows:

                                                                          For the three months
                                                                             ended March 31,
                                                                          --------------------
                                                                       1999                 1998
                                                                     ---------            ---------
Net income                                                           $  16,189            $   9,044
Foreign currency translation adjustments                                (2,017)                (201)
                                                                     ---------            ---------
Total comprehensive income                                           $  14,172            $   8,843
                                                                     =========            =========


NOTE 3.  STOCKHOLDERS' EQUITY

The components of other stockholders' equity were as follows:

                                                              March 31, 1999         December 31, 1998
                                                              --------------         -----------------
Retained earnings.........................................      $    95,701            $     79,512
Treasury stock............................................           (5,059)                 (5,815)
Notes receivable from stockholders .......................           (1,725)                 (1,915)
Deferred compensation   ..................................           (3,262)                 (3,654)
                                                                -----------            ------------
Total other stockholders' equity .........................      $    85,655            $     68,128
                                                                ===========            ============

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


Additional paid-in-capital increased by $115,409 from December 31, 1998 to March 31, 1999. The components of the increase include a $109,924 increase due to the Company's initial public offering ("IPO") and a $5,262 increase due to income tax benefits resulting from employee options exercised during the period.

At March 31, 1999, there were 85,702,020 shares of the Company's Class A Common Stock outstanding, 934,320 shares of the Company's Class B Common Stock outstanding and 2,780,965 Class A shares held in treasury. At December 31, 1998, there were 77,126,048 shares of the Company's Class A Common Stock outstanding, 934,320 shares of the Company's Class B Common Stock outstanding and 3,940,302 Class A shares held in treasury. The increase in common stock was due primarily to 7,475,000 shares issued in the IPO.

NOTE 4.  EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share were as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                              SHARES          PER-SHARE
                                                             INCOME        (IN THOUSANDS)      AMOUNT
                                                            ---------      --------------     ---------
FOR THE QUARTER ENDED MARCH 31, 1999

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders............     $ 16,189           83,578        $    0.19
                                                                                              =========
Dilutive options........................................           -            27,503
                                                            ---------        ---------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions..............................     $ 16,189          111,081        $     0.15
                                                             ========          =======        ==========

FOR THE QUARTER ENDED MARCH 31, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders............    $   9,044           76,289        $     0.12
                                                                                              ==========
Dilutive options........................................           -            15,331
                                                            ---------        ---------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions..............................    $   9,044           91,620        $     0.10
                                                            =========           ======        ==========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 5: TERMINATION OF MAJOR CONTRACT

The Company provides services for East Midlands Electricity (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992, as amended. Under the terms and conditions of this agreement, EME has the right to terminate its relationship with the Company following a change in control of EME. In July 1998, PowerGen plc acquired EME from Dominion Resources, Inc. During the first quarter of 1999, PowerGen plc and EME exercised this right. The termination takes effect in October 1999. The Company will receive termination payments and incur termination costs in accordance with the terms of the agreement. The Company does not believe this event will have a material adverse impact on 1999 financial position or results of operations.


NOTE 6: RELOCATION CHARGE

In March 1999, the Company formulated a plan for relocating certain general and administrative support groups from Reston, Virginia to the corporate headquarters in Dallas, Texas. This plan was announced to affected employees in April 1999. The Company estimates the total cost of this relocation to be between $2,000 and $3,000, and anticipates that the transition will be substantially complete by the end of 1999. Approximately $650 of related costs were accrued in the first quarter of 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1999 and 1998

         Total revenue increased in the three months ended March 31, 1999 by 28.2% to $274.4 million from $214.1 million in the three months ended March 31, 1998 due to increases of $22.9 million from several new contracts entered into after the first quarter of 1998, $28.7 million from UBS (the Company's largest customer) and $8.7 million from other new and existing business.

         Domestic revenue grew by 30.7% in the first quarter of 1999 to $182.3 million from $139.5 million in the first quarter of 1998, and increased slightly as a percentage of total contract revenue to 66.5% from 65.2% over the same period.

         Non-domestic revenue, consisting of European and Asian operations, grew by 23.5% in the first quarter of 1999 to $92.1 million from $74.6 million in the first quarter of 1998, and decreased as a percentage of total contract revenue to 33.5% from 34.8%. The largest components of European operations were the United Kingdom, where revenue increased 10.6% to $59.4 million in the first quarter of 1999 from $53.7 million in the first quarter of 1998, and Switzerland, where revenue increased 51.1% to $13.7 million in the first quarter of 1999 from $9.1 million in the first quarter of 1998. Asian operations represented $4.8 million, or 1.8%, and $2.4 million, or 1.1%, of total revenue for the three months ended March 31, 1999 and 1998, respectively.

         Direct cost of services increased in the first quarter of 1999 by 23.8% to $210.3 million from $169.9 million over the same period of 1998, due primarily to continued growth in the Company's business. Gross margin as a percentage of revenue increased to 23.4% from 20.6% for the first quarter of 1999 compared to the first quarter of 1998, due primarily to significant improvements in profitability on short-term projects.

         Selling, general, and administrative expenses ("SG&A") increased in the first quarter of 1999 by 26.2% to $41.4 million from $32.8 million over the same period of 1998, but decreased slightly as a percentage of total contract revenue to 15.1% from 15.3%. While the Company continued to control its normal general and administrative spending during the first quarter of 1999, there were $3.5 million of charges for departmental relocations, special payroll tax accruals and litigation-related costs, collectively increasing first quarter of 1999 SG&A as a percentage of revenue by 1.3 percentage points.

         As a result of the factors noted above, operating income increased in the first quarter of 1999 to $22.7 million from $11.4 million in the first quarter of 1998, and operating margin (operating income as a percentage of contract revenue) increased to 8.3% from 5.3%.

         Interest income increased to $2.4 million in the first quarter of 1999 compared to $0.8 million in the prior year period due primarily to a significant increase in cash and cash equivalents, resulting from $110.0 million of net proceeds received from the Company's initial public offering ("IPO") of common stock on February 5, 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         Equity in earnings of unconsolidated affiliates increased in the quarter ended March 31, 1999 to $2.2 million from $1.0 million during the quarter ended March 31, 1998 due to improved results at Systor AG ("Systor"), a subsidiary of UBS, and at HCL Perot Systems N.V. ("HPS"), a software development joint venture based in India. The equity in earnings for Systor increased to $0.8 million from $0.4 million and equity in earnings for HPS increased to $1.4 million from $0.6 million for the quarters ended March 31, 1999 and 1998, respectively. Other income/(expense) in the first quarter of 1998 of $2.6 million was principally due to a $3.0 million gain on the sale of the Company's limited partnership interest in a venture capital fund in 1998.

         The decrease in the effective tax rate for the first quarter of 1999 to 40.0% from 42.5% for the first quarter of 1998 was due primarily to lower overall foreign taxes in 1999 and lower 1999 goodwill amortization.

         Net income increased 80.0% in the first quarter of 1999 to $16.2 million from $9.0 million in the first quarter of 1998 and net income margin increased to 5.9% from 4.2%.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999, cash and cash equivalents increased 55.8% to $225.8 million from $144.9 million at December 31, 1998 primarily due to the proceeds from the Company's IPO.

         Net cash used in operating activities was $23.5 million for the first quarter of 1999 compared to net cash provided by operating activities of $26.2 million for the first quarter of 1998. The decrease was due primarily to a $36.0 million decrease in current liabilities such as accrued liabilities and accrued compensation and a $21.7 million increase in current assets consisting primarily of increased accounts receivable.

         Net cash used in investing activities was $5.0 million for the first quarter of 1999 compared to net cash provided by investing activities of $0.3 million for the first quarter of 1998. Cash paid for property, equipment and software was $5.0 million for both periods, but the expenditures in 1998 were offset by $5.2 million in proceeds from the sale of the Company's limited partnership interest in a venture capital fund.

         For the three months ended March 31, 1999, net cash provided by financing activities was approximately $113.9 million, compared to $0.1 million for the three months ended March 31, 1998. This increase was due primarily to proceeds of $110.0 million from the Company's IPO. In addition, the Company received $4.1 million in proceeds from the issuance of treasury stock in the first quarter of 1999 compared to $0.5 million in the first quarter of 1998 in connection with the increased exercise of stock options by employees during the period.

         The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the first quarter of 1999, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $4.4 million, as British pounds, Swiss francs and Netherlands guilders all weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

         The Company has no committed line of credit or other borrowings and anticipates that cash flows from operating activities and proceeds from its IPO will provide sufficient funds to meet its needs for the foreseeable future. From time to time, the Company may consider repurchasing its Class A Common Stock depending on price and availability and alternative uses for its financial resources.

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

         For each of these areas, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At March 31, 1999, the discovery, assessment, and planning phases were substantially complete for most program areas. The target completion dates for priority items by remaining steps are as follows: Remediation - September 1999; Testing - September 1999; and Implementation - September 1999.

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

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $0.8 million, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and will be revised as additional information becomes available. In addition, the Company recorded a $1.8 million charge in direct cost of services for the three months ended March 31, 1999 to address Year 2000 exposures for certain client contracts.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         Contingency Plans. The Company is currently developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company expects to complete its contingency plans by the end of May 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short-to medium-term use of backup sites, equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999


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


ITEM 2:  CHANGES IN SECURITIES

         On February 1, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1, Registration No. 333-60755 (the"Registration Statement"), relating to the Company's initial public offering effective.

         The Company incurred the following offering expenses in connection with this offering:


Underwriting discounts and commissions..........   $ 8,372,000
Other expenses (estimated)......................     2,066,000
                                                   -----------

Total expenses..................................   $10,438,000
                                                   ===========


         None of the above expenses were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

         As of the date of filing of this Form 10-Q, none of the proceeds from the initial public offering have been used.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's securities holders during the quarter ended March 31, 1999.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999


ITEM 5.  OTHER INFORMATION

SHAREHOLDER PROPOSALS FOR 2000 PROXY STATEMENT

         Shareholder proposals that are intended to be presented at the annual meeting to be held in 2000 must be received by the Company no later than December 8, 1999 in order to be included in the proxy statement and related proxy materials.

OTHER MATTERS TO COME BEFORE THE MEETING

         If a shareholder desires to bring business before the meeting which is not the subject of a proposal timely submitted for inclusion in the proxy statement or if the shareholder desires to nominate a person for election to the Board other than a director nominated at the direction of the Board, the shareholder must follow procedures outlined in the Company's Bylaws. The procedural requirements in the Bylaws require timely notice in writing of the business the shareholder proposes to bring before the annual meeting or the proposed nomination. To be timely, notice of shareholders' proposals or nominations must be received by the Company not less than 60 days nor more than 90 days prior to the annual meeting; provided however, that in the event that less than 70 days notice or prior public disclosure of the date of the annual meeting is given or made to shareholders, notice by a shareholder, to be timely, must be received no later than the close of business on the 10th day following the date on which such notice of the date of the annual meeting was made or such public disclosure was made, whichever first occurs.

         A copy of these procedures is available upon request from the Secretary of the Company, 12404 Park Central Drive, Dallas, Texas 75251.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

                          Exhibit No.                  Document
                          -----------                  --------
                              27                       Financial Data Schedule

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the three months ended March 31, 1999.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PEROT SYSTEMS CORPORATION
                                            (Registrant)



Date: May 17, 1999                          By  /s/ TERRY ASHWILL
                                            ----------------------
                                            Terry Ashwill
                                            Vice President and
                                            Chief Financial Officer

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999


                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27                Financial Data Schedule as of March 31, 1999.