Form 10-Q
period 1999-06-30
PEROT SYSTEMS CORP
filed 1999-08-06
CIK 894253

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

                        or

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


                                 (972) 340-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of July 31, 1999:
87,873,923.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1999

INDEX
                                                                                             Page


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 1998.............................................................1
             Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998..................................................2
             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998..................................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................8

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................14

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.....................................................................15

ITEM 2:  CHANGES IN SECURITIES.................................................................15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................16

ITEM 5:  OTHER INFORMATION ....................................................................16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K .....................................................16

SIGNATURES ....................................................................................17

EXHIBIT INDEX .................................................................................18

ITEM 1:  FINANCIAL STATEMENTS

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                    ASSETS

                                                                   June 30, 1999     December 31, 1998
                                                                   -------------     -----------------

 Current assets:
    Cash and cash equivalents ...............................        $  207,929        $  144,907
    Accounts receivable, net ................................           158,147           115,441
    Prepaid expenses and other ..............................            60,664            48,044
                                                                     ----------        ----------
        Total current assets ................................           426,740           308,392

 Investments in and advances to unconsolidated companies ....            52,369            16,324
 Property, equipment and purchased software, net ............            36,479            39,508
 Goodwill, net ..............................................             2,761             5,587
 Other assets ...............................................             5,079            12,335
                                                                     ----------        ----------
        Total assets ........................................        $  523,428        $  382,146
                                                                     ==========        ==========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current maturities on capital lease obligations and
     long-term debt .........................................        $      706        $      883
    Accounts payable ........................................            34,546            41,824
    Accrued liabilities .....................................           118,561           118,147
    Accrued compensation ....................................            31,082            49,982
    Other current liabilities ...............................            26,119            25,817
                                                                     ----------        ----------
        Total current liabilities ...........................           211,014           236,653

 Capital lease obligations and long-term debt, less current
  maturities ................................................               336               661
 Other long-term liabilities ................................             5,288             2,249
                                                                     ----------        ----------
        Total liabilities ...................................           216,638           239,563
                                                                     ----------        ----------

 Stockholders' equity:
    Common stock ............................................               903               820
    Additional paid-in-capital ..............................           196,782            72,936
    Other stockholders' equity ..............................           102,722            68,128
    Accumulated other comprehensive income ..................             6,383               699
                                                                     ----------        ----------
        Total stockholders' equity ..........................           306,790           142,583
                                                                     ----------        ----------
        Total liabilities and stockholders' equity ..........        $  523,428        $  382,146
                                                                     ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                              Three months ended June 30,          Six months ended June 30,
                                                                 1999              1998              1999              1998
                                                              ---------         ---------         ---------         ---------

 Revenue .............................................        $ 282,256         $ 238,625         $ 556,624         $ 452,712

 Costs and expenses:
      Direct cost of services ........................          218,959           189,973           429,286           359,891
      Selling, general and administrative expenses ...           39,603            33,269            80,995            66,050
                                                              ---------         ---------         ---------         ---------
 Operating income ....................................           23,694            15,383            46,343            26,771

 Interest income .....................................            2,522               793             4,941             1,579
 Interest expense ....................................             (171)              (45)             (405)             (126)
 Equity in earnings of unconsolidated affiliates .....            2,470             1,529             4,662             2,511
 Other income (expense), net .........................             (339)             (100)             (383)            2,554
                                                              ---------         ---------         ---------         ---------
 Income before taxes .................................           28,176            17,560            55,158            33,289
 Provision for income taxes ..........................           11,270             7,460            22,063            14,145
                                                              ---------         ---------         ---------         ---------

      Net income .....................................        $  16,906         $  10,100         $  33,095         $  19,144
                                                              =========         =========         =========         =========


 Basic and diluted earnings per common share:
      Basic earnings per common share ................        $    0.19         $    0.13         $    0.39         $    0.25
      Weighted average common shares outstanding .....           87,645            76,603            85,624            76,447

      Diluted earnings per common share ..............        $    0.15         $    0.10         $    0.29         $    0.20
      Weighted average diluted common shares
      outstanding ....................................          113,850            96,635           112,427            94,902


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                Six months ended June 30,
                                                                                  1999             1998
                                                                               ---------         --------

 Cash flows from operating activities:
      Net income ......................................................        $  33,095         $ 19,144

      Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
         Depreciation and amortization ................................           13,997           16,826
         Other non-cash items .........................................           (1,101)          (3,650)
         Changes in current assets ....................................          (52,889)         (39,829)
         Changes in current liabilities ...............................          (13,229)          39,938
                                                                               ---------         --------
                Net cash (used in) provided by operating activities ...          (20,127)          32,429
                                                                               ---------         --------

 Cash flows from investing activities:
      Purchases of property, equipment and software ...................           (9,520)         (12,613)
      Proceeds from sale of property, equipment and software ..........              839            7,530
      Proceeds from sale of nonmarketable equity securities ...........               --            5,162
      Purchase of marketable equity securities ........................          (17,000)              --
      Investments in and advances to minority interests ...............               --             (358)
                                                                               ---------         --------
                Net cash used in investing activities .................          (25,681)            (279)
                                                                               ---------         --------

 Cash flows from financing activities:
      Principal payments on debt and capital lease obligations ........             (448)            (513)
      Proceeds from issuance of common stock ..........................          111,290               --
      Proceeds from issuance of treasury stock ........................            5,004            2,247
      Other ...........................................................             (391)            (726)
                                                                               ---------         --------

                Net cash provided by financing activities .............          115,455            1,008
                                                                               ---------         --------

 Effect of exchange rate changes on cash and cash equivalents .........           (6,625)            (200)
                                                                               ---------         --------

 Net increase in cash and cash equivalents ............................           63,022           32,958

 Cash and cash equivalents at beginning of period .....................          144,907           35,298
                                                                               ---------         --------

 Cash and cash equivalents at end of period ...........................        $ 207,929         $ 68,256
                                                                               =========         ========


   The accompanying notes are an integral part of these financial statements

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1999. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1998 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial instruments

The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All marketable securities held by the Company have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reported as a separate component of stockholders' equity.

NOTE 3.  MARKETABLE EQUITY SECURITIES

In May 1999, the Company purchased 1,000,000 common shares (approximately 3% voting interest) in the initial public offering of TenFold Corporation ("TenFold") for $17,000 as part of a strategic alliance agreement with TenFold to develop and deliver applications, products, and services to clients of Perot Systems and TenFold.

If the Company does not provide TenFold with opportunities to contract for revenue of at least $15,000 in each of the two years following May 1, 1999, the Company will pay TenFold 20% of the shortfall, subject to reduction in the second year to the extent that the opportunities to contract for revenue provided in the first or third year following May 1, 1999 exceed $15,000.

The investment is classified in Investments in and advances to unconsolidated companies, and the unrealized gain of $8,703 (net of tax of $6,047) is classified in Accumulated other comprehensive income on the balance sheet.

There were no sales of marketable securities, and thus no realized gains or losses, during the six months ended June 30, 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  COMPREHENSIVE INCOME

The Company's total comprehensive income, net of tax, was as follows:

                                                             Three months                Six months
                                                            Ended June 30,              Ended June 30,
                                                            --------------              --------------

                                                         1999           1998         1999           1998
                                                       --------       --------     --------       --------

 Net income                                            $ 16,906       $ 10,100     $ 33,095       $ 19,144
 Foreign currency translation adjustments                (1,002)           163       (3,019)           (35)
 Unrealized gain on marketable equity securities,
      net of tax of $6,047                                8,703             --        8,703             --
                                                       --------       --------     --------       --------
 Total comprehensive income                            $ 24,607       $ 10,263     $ 38,779       $ 19,109
                                                       ========       ========     ========       ========



NOTE 5.  STOCKHOLDERS' EQUITY

The components of other stockholders' equity were as follows:

                                                          June 30, 1999    December 31, 1998
                                                          -------------    -----------------

 Retained earnings .........................                $ 112,607         $ 79,512
 Treasury stock ............................                   (5,184)          (5,815)
 Notes receivable from stockholders ........                   (1,536)          (1,915)
 Deferred compensation .....................                   (3,165)          (3,654)
                                                            ---------         --------
 Total other stockholders' equity ..........                $ 102,722         $ 68,128
                                                            =========         ========

Additional paid-in-capital increased by $123,846 during the six months ended June 30, 1999. The components of the increase include $108,112 from the issuance of Class A common shares in the Company's initial public offering ("IPO"), $10,882 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock and $3,094 from the exercise of options to purchase 850,000 shares of the Company's Class B Common Stock by UBS AG.

At June 30, 1999, there were 86,030,888 shares of the Company's Class A Common Stock outstanding, 1,784,320 shares of the Company's Class B Common Stock outstanding and 2,586,971 shares of the Company's Class A Common Stock held in treasury. At December 31, 1998, there were 77,126,048 shares of the Company's Class A Common Stock outstanding, 934,320 shares of the Company's Class B Common Stock outstanding and 3,940,302 shares of the Company's Class A Common Stock held in treasury. The increase in common stock was due primarily to 7,475,000 shares issued in the IPO.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 6.  EARNINGS PER SHARE

The calculations of the basic and diluted earnings per share were as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NET           SHARES       PER SHARE
                                                         INCOME     (IN THOUSANDS)     AMOUNT
                                                         ------     --------------   ---------
FOR THE QUARTER ENDED JUNE 30, 1999

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...        $16,906         87,645        $0.19
                                                                                      =====
Dilutive options ...............................           --           26,205
                                                        -------        -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .....................        $16,906        113,850        $0.15
                                                        =======        =======        =====

FOR THE QUARTER ENDED JUNE 30, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...        $10,100         76,603        $0.13
                                                                                      =====
Dilutive options ...............................           --           20,032
                                                        -------        -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .....................        $10,100         96,635        $0.10
                                                        =======        =======        =====

FOR THE SIX MONTHS ENDED JUNE 30, 1999

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...        $33,095         85,624        $0.39
                                                                                      =====
Dilutive options ...............................           --           26,803
                                                        -------        -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .....................        $33,095        112,427        $0.29
                                                        =======        =======        =====

FOR THE SIX MONTHS ENDED JUNE 30, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...        $19,144         76,447        $0.25
                                                                                      =====
Dilutive options ...............................           --           18,455
                                                        -------        -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
   Plus assumed conversions .....................       $19,144         94,902        $0.20
                                                        =======        =======        =====

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 7:  TERMINATION OF MAJOR CONTRACT

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


NOTE 8:  RELOCATION CHARGE

In March 1999, the Company formulated a plan for relocating certain general and administrative support groups from Reston, Virginia to the corporate headquarters in Dallas, Texas. This plan was announced to affected employees in April 1999 and is expected to be substantially complete by the end of 1999. The Company recorded a charge of $3,149 during the six months ended June 30, 1999 and does not anticipate further significant accruals related to the relocation.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1999 and 1998

         Total revenue increased in the three months ended June 30, 1999 by 18.3% to $282.3 million from $238.6 million in the three months ended June 30, 1998 due to increases of $13.9 million from several new contracts entered into after the second quarter of 1998, $35.3 million from UBS AG and $4.9 million from other new and existing business. There was a $10.4 million decrease from two contracts which ended prior to the second quarter of 1999.

         Domestic revenue grew by 15.3% in the second quarter of 1999 to $180.6 million from $156.6 million in the second quarter of 1998, and decreased as a percentage of total contract revenue to 64.0% from 65.6% over the same period.

         Non-domestic revenue, consisting of European and Asian operations, grew by 24.0% in the second quarter of 1999 to $101.7 million from $82.0 million in the second quarter of 1998, and increased as a percentage of total contract revenue to 36.0% from 34.4%. The largest components of European operations were the United Kingdom, where revenue increased 7.6% to $63.8 million in the second quarter of 1999 from $59.3 million in the second quarter of 1998, and Switzerland, where revenue increased 80.9% to $17.0 million in the second quarter of 1999 from $9.4 million in the second quarter of 1998. Asian operations represented $4.9 million, or 1.7%, and $3.5 million, or 1.5%, of total revenue for the three months ended June 30, 1999 and 1998, respectively.

         Direct cost of services increased in the second quarter of 1999 by 15.3% to $219.0 million from $190.0 million over the same period of 1998, due to continued growth in the Company's business. Gross margin as a percentage of revenue increased to 22.4% from 20.4% for the second quarter of 1999 compared to the second quarter of 1998, due primarily to significant improvements in profitability on short-term projects. Gross margin in the second quarter of 1999 and 1998 was adversely impacted by $0.7 million and $5.2 million, respectively, in charges to address Year 2000 exposures for certain client contracts.

         Selling, general and administrative expenses ("SG&A") increased in the second quarter of 1999 by 18.9% to $39.6 million from $33.3 million over the same period of 1998, but remained constant as a percentage of total contract revenue at 14.0%. While the Company continued to control its normal general and administrative spending, there was a $2.5 million charge for departmental relocations during the second quarter of 1999.

         As a result of the factors noted above, operating income increased in the second quarter of 1999 to $23.7 million from $15.3 million in the second quarter of 1998, and operating margin (operating income as a percentage of contract revenue) increased to 8.4% from 6.4%.

         Interest income increased to $2.5 million in the second quarter of 1999 compared to $0.8 million in the prior year period due primarily to a significant increase in cash and cash equivalents, resulting from $108.1 million of net proceeds received from the Company's initial public offering ("IPO") of Class A Common Stock on February 5, 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         Equity in earnings of unconsolidated affiliates increased in the quarter ended June 30, 1999 to $2.5 million from $1.5 million during the quarter ended June 30, 1998 due to improved results at Systor AG ("Systor"), a subsidiary of UBS AG, and at HCL Perot Systems N.V. ("HPS"), a software development joint venture based in India. The equity in earnings for Systor increased to $1.3 million from $0.8 million and equity in earnings for HPS increased to $1.2 million from $0.7 million for the quarters ended June 30, 1999 and 1998, respectively.

         The decrease in the effective tax rate for the second quarter of 1999 to 40.0% from 42.5% for the second quarter of 1998 was due primarily to lower overall foreign taxes in 1999 and lower 1999 goodwill amortization.

         Net income increased 67.3% in the second quarter of 1999 to $16.9 million from $10.1 million in the second quarter of 1998 and net income margin increased to 6.0% from 4.2%.

Comparison of the six months ended June 30, 1999 and 1998

         Total revenue increased in the six months ended June 30, 1999 by 23.0% to $556.6 million from $452.7 million in the six months ended June 30, 1998 due to increases of $27.5 million from several new contracts entered into after the second quarter of 1998, $63.9 million from UBS AG, and $28.4 million from other new and existing business. There was a $15.9 million decrease from two contracts which ended prior to the second quarter of 1999.

         Domestic revenue grew by 22.6% in the six months ended June 30, 1999 to $362.9 million from $296.1 million in the six months ended June 30, 1998, and decreased slightly as a percentage of total contract revenue to 65.2% from 65.4% over the same period.

         Non-domestic revenue, consisting of European and Asian operations, grew by 23.7% in the six months ended June 30, 1999 to $193.7 million from $156.6 million in the same period of 1998, and increased as a percentage of total contract revenue to 34.8% from 34.6%. The largest components of European operations were the United Kingdom, where revenue increased 9.0% to $123.2 million in the six month period of 1999 from $113.0 million in the same period of 1998, and Switzerland, where revenue increased 65.9% to $30.7 million in the six month period of 1999 from $18.5 million in the six month period of 1998. Asian operations represented $9.8 million, or 1.8%, and $6.0 million, or 1.3%, of total revenue for the six months ended June 30, 1999 and 1998, respectively.

         Direct cost of services increased in the first six months of 1999 by 19.3% to $429.3 million from $359.9 million over the same period of 1998, due to continued growth in the Company's business. Gross margin as a percentage of revenue increased to 22.9% from 20.5% for the six months ended June 30, 1999 compared to the same period of 1998, due primarily to significant improvements in profitability on short-term projects. Gross margin for the first six months of 1999 and 1998 was adversely impacted by $2.5 million and $5.2 million, respectively, in charges to address Year 2000 exposures for certain client contracts.

         SG&A increased in the six months ended June 30, 1999 by 22.5% to $81.0 million from $66.1 million over the same period of 1998, but remained constant as a percentage of total contract revenue at 14.6%. While the Company continued to control its normal general and administrative spending, there were $5.9 million of charges for departmental relocations, special payroll tax accruals and litigation-related costs during the six months ended June 30, 1999.

         As a result of the factors noted above, operating income increased in the six months ended June 30, 1999 to $46.3 million from $26.7 million in the six months ended June 30, 1998, and operating margin (operating income as a percentage of contract revenue) increased to 8.3% from 5.9%.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         Interest income increased to $4.9 million in the six months ended June 30, 1999 compared to $1.6 million in the prior year period due primarily to a significant increase in cash and cash equivalents, resulting from $108.1 million of net proceeds received from the Company's IPO of common stock on February 5, 1999.

         Equity in earnings of unconsolidated affiliates increased in the six months ended June 30, 1999 to $4.7 million from $2.5 million during the six months ended June 30, 1998 due to improved results at Systor, a subsidiary of UBS AG, and at HPS, a software development joint venture based in India. The equity in earnings for Systor increased to $2.1 million from $1.2 million and equity in earnings for HPS increased to $2.6 million from $1.3 million for the six month periods ended June 30, 1999 and 1998, respectively.

         The decrease in the effective tax rate for the six months ended June 30, 1999 to 40.0% from 42.5% for the same period of 1998 was due primarily to lower overall foreign taxes in 1999 and lower 1999 goodwill amortization.

         Net income increased 73.3% in the six months ended June 30, 1999 to $33.1 million from $19.1 million in the six months ended June 30, 1998 and net income margin increased to 5.9% from 4.2%.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, cash and cash equivalents increased 43.5% to $207.9 million from $144.9 million at December 31, 1998 primarily due to the proceeds from the Company's IPO.

         Net cash used in operating activities was $20.1 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $32.4 million for the six months ended June 30, 1998. The decrease was due primarily to a $53.2 million decrease in current liabilities such as accrued liabilities and accrued compensation and a $13.1 million increase in current assets consisting primarily of increased accounts receivable.

         Net cash used in investing activities was $25.7 million for the six months ended June 30, 1999 and $0.3 million for the same period in 1998. The significant increase in cash used in investing was the Company's purchase of 1,000,000 shares in the initial public offering of TenFold Corporation for $17.0 million during the second quarter of 1999. In addition, cash paid for property, equipment and software was $9.5 million for the 1999 six month period and $12.6 million for the 1998 six month period. The expenditures in 1998 were offset by $5.2 million in proceeds from the sale of the Company's limited partnership interest in a venture capital fund and $7.5 million in proceeds from the sale of property, equipment, and software.

         For the six months ended June 30, 1999, net cash provided by financing activities was approximately $115.5 million compared to $1.0 million for the six months ended June 30, 1998. This increase was due to proceeds of $108.1 million from the Company's IPO and $3.1 million from the exercise of options to purchase 850,000 shares of the Company's Class B Common Stock by UBS AG during the second quarter of 1999. In addition, the Company received $5.0 million in proceeds from the issuance of treasury stock in the first six month period of 1999 compared to $2.2 million in the first six month period of 1998 in connection with the increased exercise of stock options by employees during the period.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 1999, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $6.6 million, as British pounds, Swiss francs and Netherlands guilders all weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

         The Company has no committed line of credit or other borrowings and anticipates that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future. From time to time, the Company may consider repurchasing its Class A Common Stock depending on price and availability and alternative uses for its financial resources.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in our annual report on Form 10-K, which is on file with the Securities and Exchange Commission and available at www.sec.gov. These factors may cause our actual results to differ materially from any forward-looking statement.

YEAR 2000 ISSUES

         The following statements and all other statements made in this quarterly report or the accompanying financial statements with respect to the Company's Year 2000 processing capabilities or readiness are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386).

         Some computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem".

         Assessment. The Year 2000 Problem affects computers, software and other equipment used, operated, or maintained by the Company for itself and its customers. Accordingly, the Company has assessed and will continue to assess the potential impact of, and costs of remediating, the Year 2000 Problem for its internal systems and, where the Company is contractually obligated to remediate the Year 2000 Problem, on systems operated or maintained on behalf of its customers.

         For each of these areas, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At June 30, 1999, the discovery, assessment, and planning phases was complete for most program areas. The target completion dates for priority items by remaining steps are as follows: Remediation - September 1999; Testing - September 1999; and Implementation - September 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         Because the Company's business involves the assessment, implementation and operation of computer systems, the Company has not generally obtained verification or validation by independent third parties of its processes to assess Year 2000 Problems, its corrections of Year 2000 Problems, or the costs associated with these activities. However, the Company's Year 2000 project team is reviewing the project plans prepared by each of the Company's business units and monitoring their methods and progress against those plans.

         Internal Infrastructure. The Company believes that it has identified most of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company is nearing completion of modifying, upgrading and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business.

         Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has assessed and will continue to assess the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

         The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $0.8 million, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and will be revised as additional information becomes available. In addition, the Company recorded a $2.5 million charge in direct cost of services for the six months ended June 30, 1999 to address Year 2000 exposures for certain client contracts.

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

         Suppliers. The Company has been communicating with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company for itself or its customers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to timely resolve Year 2000 Problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         Contingency Plans. The Company has substantially completed developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company's contingency plans were substantially complete at June 30, 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short-to medium-term use of backup sites, equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

         The Company has and is continuing to develop contingency plans for certain clients where such plans are contractually required or are otherwise appropriate to be developed. In most cases, these contingency plans are being developed jointly by the Company and its clients. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short-to medium-term use of backup sites, equipment and software, increased work hours for company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


IMPACT OF EUROPEAN MONETARY UNION

         Effective January 1, 1999, the majority of the members of the European Union adopted economic and monetary union, resulting in the introduction of a single currency called the EURO in those countries. The Company is currently assessing the potential effects of, and costs of adopting, the EURO conversion for its internal systems and, where the Company is contractually obligated to take these steps, on systems operated or maintained on behalf of its clients. For each of these areas, the Company is using the six phase methodology described above for the Year 2000 Problem. The Company has substantially completed the discovery phase and the EURO conversion is not expected to have a material effect on the Company's operations, financial condition or results of operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1999


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

         On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which was subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, breach of warranty and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract substantially limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan has used and continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The Company has filed a motion to dismiss Robert Plan's claims and intends to continue vigorously defending the lawsuit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company.

ITEM 2:  CHANGES IN SECURITIES


         On February 1, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1, Registration No. 333-60755 relating to the Company's IPO, effective.

         The Company incurred the following offering expenses in connection with the IPO:

Underwriting discounts and commissions.......... $   8,372,000
Other expenses (estimated)......................     3,340,000
                                                  ------------

Total expenses..................................  $ 11,712,000
                                                  ============

         None of the above expenses were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

         As of the date of filing of this Form 10-Q, the Company has used $17,000,000 in proceeds from the IPO to purchase 1,000,000 shares of common stock in a publicly traded company as a temporary investment.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1999


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders of the Company on May 17, 1999. The purpose of the meeting was to elect six nominees to serve as directors of the Company and ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999. The number of shares voted with respect to each nominee was as follows:

         Nominee                                           For      Withheld
         -------                                           ---      --------

         Ross Perot..................................  51,705,624    119,681
         Steven Blasnik..............................  51,730,603     94,702
         James Champy................................  51,719,802    105,503
         William K. Gaydon...........................  51,718,582    106,723
         Carl Hahn...................................  51,716,452    108,853
         Ross Perot, Jr..............................  51,722,692    102,613

         There were no broker non-votes. All of the nominees were elected to the Board of Directors. These directors constituted the entire board of Directors of the Company. The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended December 31, 1999 was ratified by the shareholders. The vote was 51,655,598 for and 47,843 against with the holders of 121,864 abstaining.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K

                          Exhibit No.                  Document
                          -----------                  --------
                              27                       Financial Data Schedule

        (b)  Reports of Form 8-K

         No reports were filed on Form 8-K during the three months ended June 30, 1999.

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEROT SYSTEMS CORPORATION
                                       (Registrant)



Date: August 6, 1999                  By  /s/ TERRY ASHWILL
                                          ----------------------
                                      Terry Ashwill
                                      Vice President and Chief Financial Officer
                                         (principal financial officer and
                                           chief accounting officer)

                           PEROT SYSTEMS CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1999


                                 EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule as of June 30, 1999.