Form 10-Q
period 1999-09-30
PEROT SYSTEMS CORP
filed 1999-11-05
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of October 29, 1999: 91,879,448

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999


INDEX
                                                                                             Page
                                                                                             ----
PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets as of September 30, 1999 and
                  December 31, 1998.............................................................1
          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998.............................................2
          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.............................................3
          Notes to Condensed Consolidated Financial Statements..................................4

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................8

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................14

PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS....................................................................15

ITEM 2:   CHANGES IN SECURITIES................................................................15

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................16

ITEM 5:   OTHER INFORMATION ...................................................................16

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K ....................................................16

SIGNATURES ....................................................................................17

EXHIBIT INDEX .................................................................................18

ITEM 1:  FINANCIAL STATEMENTS

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                      ASSETS

                                                                           September 30, 1999   December 31, 1998
                                                                           ------------------   -----------------
Current assets:
   Cash and cash equivalents ............................................          $263,215          $144,907
   Accounts receivable, net .............................................           172,978           115,441
   Prepaid expenses and other ...........................................            59,574            48,044
                                                                                   --------          --------
       Total current assets .............................................           495,767           308,392

Investments in and advances to unconsolidated companies..................            48,872            16,324
Property, equipment and purchased software, net .........................            35,322            39,508
Goodwill, net ...........................................................             1,529             5,587
Other assets ............................................................            10,469            12,335
                                                                                   --------          --------
       Total assets .....................................................          $591,959          $382,146
                                                                                   ========          ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities on capital lease obligations and long-term debt ...          $    521          $    883
   Accounts payable .....................................................            45,429            41,824
   Accrued liabilities ..................................................           121,137           118,147
   Accrued compensation .................................................            43,366            49,982
   Other current liabilities ............................................            18,555            25,817
                                                                                   --------          --------
       Total current liabilities ........................................           229,008           236,653

Capital lease obligations and long-term debt, less current maturities ...               262               661
Other long-term liabilities .............................................             6,099             2,249
                                                                                   --------          --------
       Total liabilities ................................................           235,369           239,563
                                                                                   --------          --------

Stockholders' equity:
   Common stock .........................................................               917               820
   Additional paid-in-capital ...........................................           221,957            72,936
   Other stockholders' equity ...........................................           128,410            68,128
   Accumulated other comprehensive income ...............................             5,306               699
                                                                                   --------          --------
       Total stockholders' equity .......................................           356,590           142,583
                                                                                   --------          --------
       Total liabilities and stockholders' equity .......................          $591,959          $382,146
                                                                                   ========          ========




   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       Three months ended September 30,      Nine months ended September 30,
                                                           1999               1998              1999                1998
                                                           ----               ----              ----                ----

Revenue ............................................    $304,788           $271,473           $861,412           $724,185

Costs and expenses:
     Direct cost of services .......................     231,230            215,193            660,516            575,083
     Selling, general and administrative expenses...      44,366             37,063            125,361            103,114
     Goodwill impairment ...........................          --              3,845                 --              3,845
                                                        --------           --------           --------           --------
Operating income ...................................      29,192             15,372             75,535             42,143

Interest income ....................................       2,802              1,406              7,743              2,985
Interest expense ...................................         (34)               (58)              (439)              (184)
Equity in earnings of unconsolidated affiliates ....       1,751              1,687              6,413              4,199
Other income (expense), net ........................        (158)               189               (541)             2,742
                                                        --------           --------           --------           --------
Income before taxes ................................      33,553             18,596             88,711             51,885
Provision for income taxes .........................      13,421              9,545             35,484             23,690
                                                        --------           --------           --------           --------

     Net income ....................................    $ 20,132           $  9,051           $ 53,227           $ 28,195
                                                        ========           ========           ========           ========
Basic and diluted earnings per common share:
Basic earnings per common share.....................    $   0.22           $   0.12           $   0.61           $   0.37
Weighted average common shares outstanding .........      89,832             77,128             87,042             76,674

Diluted earnings per common share...................    $   0.18           $   0.09           $   0.47           $   0.29
Weighted average diluted common shares
     outstanding ...................................     113,093             98,397            112,762             96,909
























   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Nine months ended September 30,
                                                                                       1999                1998
                                                                                       ----                ----
 Cash flows from operating activities:
     Net income ..........................................................          $ 53,227           $ 28,195

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ....................................            21,060             29,440
        Other non-cash items .............................................            (6,334)           (15,113)
        Changes in current assets ........................................           (66,562)           (62,294)
        Changes in current liabilities ...................................            33,586             84,863
                                                                                    --------           --------
               Net cash provided by operating activities .................            34,977             65,091
                                                                                    --------           --------

Cash flows from investing activities:
     Purchases of property, equipment and purchased software .............           (14,683)           (18,884)
     Proceeds from sale of property, equipment and purchased software ....               871              7,567
     Proceeds from sale of nonmarketable equity securities ...............                --              5,162
     Proceeds from sale of business ......................................                --                893
     Purchase of marketable equity securities ............................           (17,000)                --
     Investments in and advances to minority interests ...................                --                446
                                                                                    --------           --------
               Net cash used in investing activities .....................           (30,812)            (4,816)
                                                                                    --------           --------

Cash flows from financing activities:
     Principal payments on debt and capital lease obligations ............              (718)              (701)
     Proceeds from issuance of common stock ..............................           111,725              3,045
     Proceeds from issuance of treasury stock ............................             5,731              2,926
     Other ...............................................................               852               (766)
                                                                                    --------           --------
               Net cash provided by financing activities .................           117,590              4,504
                                                                                    --------           --------

Effect of exchange rate changes on cash and cash equivalents .............            (3,447)             2,076
                                                                                    --------           --------

Net increase in cash and cash equivalents ................................           118,308             66,855

Cash and cash equivalents at beginning of period .........................           144,907             35,298
                                                                                    --------           --------

Cash and cash equivalents at end of period ...............................          $263,215           $102,153
                                                                                    ========           ========














   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1999. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1998 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments

The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reported as a separate component of stockholders' equity.

NOTE 3. MARKETABLE EQUITY SECURITIES

In May 1999, the Company purchased 1,000,000 common shares (approximately 3% voting interest) in the initial public offering of TenFold Corporation ("TenFold") for $17,000 as part of a strategic alliance agreement with TenFold to develop and deliver applications, products, and services to clients of the Company and TenFold.

If the Company does not provide TenFold with opportunities to contract for revenue of at least $15,000 in each of the two years following May 1, 1999, the Company will pay TenFold 20% of the shortfall, subject to reduction in the second year to the extent that the opportunities to contract for revenue provided in the first or third year following May 1, 1999 exceed $15,000.

The investment is classified in "investments in and advances to unconsolidated companies", and the unrealized gain of $5,605 (net of tax of $3,895) is classified in "accumulated other comprehensive income" on the condensed consolidated balance sheet.

There were no sales of marketable equity securities, and thus no realized gains or losses, during the nine months ended September 30, 1999.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4. COMPREHENSIVE INCOME

The Company's total comprehensive income, net of tax, was as follows:


                                                                      Three Months                         Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                                 -------------------------          -------------------------
                                                                  1999               1998            1999              1998
                                                                 -------           -------          -------           -------

Net income ............................................          $20,132           $ 9,051          $53,227           $28,195
Foreign currency translation adjustments ..............            2,021             1,969             (998)            1,935
Unrealized gain (loss) on marketable equity securities,
     net of tax of ($2,152) and $3,895, respectively ..           (3,098)               --            5,605                --
                                                                 -------           -------          -------           -------
Total comprehensive income ............................          $19,055           $11,020          $57,834           $30,130
                                                                 =======           =======          =======           =======


NOTE 5. STOCKHOLDERS' EQUITY

The components of "other stockholders' equity" were as follows:


                                             September 30, 1999    December 31, 1998
                                             ------------------    -----------------

Retained earnings ......................          $132,739             $79,512
Treasury stock .........................                --              (5,815)
Notes receivable from stockholders......            (1,261)             (1,915)
Deferred compensation ..................            (3,068)             (3,654)
                                                  --------             -------
Total other stockholders' equity .......          $128,410             $68,128
                                                  ========             =======


Additional paid-in-capital increased by $149,021 during the nine months ended September 30, 1999. The components of the increase include $108,052 from the issuance of Class A common shares in the Company's initial public offering ("IPO"), $34,461 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock, $3,094 from the exercise of options to purchase shares of the Company's Class B Common Stock by UBS AG, and $3,027 from issuance of Class A common shares through the Employee Stock Purchase Plan.

At September 30, 1999, there were 89,948,752 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. At December 31, 1998, there were 77,126,048 shares of the Company's Class A Common Stock outstanding, 934,320 shares of the Company's Class B Common Stock outstanding and 3,940,302 shares of the Company's Class A Common Stock held in treasury. These increases in common stock were due primarily to the issuance of 7,475,000 IPO shares, the exercise of options to purchase 5,188,381 Class A shares, and the exercise of options to purchase 850,000 Class B shares.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 6. EARNINGS PER SHARE

The calculations of the basic and diluted earnings per share were as follows:


                                                                      WEIGHTED
                                                                      AVERAGE
                                                         NET           SHARES        PER SHARE
                                                       INCOME      (IN THOUSANDS)      AMOUNT
                                                       ------      --------------      ------
FOR THE QUARTER ENDED SEPTEMBER 30, 1999

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...      $20,132           89,832          $0.22
Dilutive options ...............................           --           23,261          =====
                                                      -------          -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .....................      $20,132          113,093          $0.18
                                                      =======          =======          =====

FOR THE QUARTER ENDED SEPTEMBER 30, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...      $ 9,051           77,128          $0.12
Dilutive options ...............................           --           21,269          =====
                                                      -------          -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .....................      $ 9,051           98,397          $0.09
                                                      =======          =======          =====

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...      $53,227           87,042          $0.61
Dilutive options ...............................           --           25,720          =====
                                                      -------          -------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .....................      $53,227          112,762          $0.47
                                                      =======          =======          =====

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

BASIC EARNINGS PER COMMON SHARE
Net income attributed to common shareholders ...      $28,195           76,674          $0.37
Dilutive options ...............................           --           20,235          =====
                                                      -------           ------
DILUTED EARNINGS PER COMMON SHARE
Net income attributed to common shareholders
  Plus assumed conversions .....................      $28,195           96,909          $0.29
                                                      =======          =======          =====

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 7. TERMINATION OF MAJOR CONTRACT

The Company provided services for East Midlands Electricity (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992, as amended. Under the terms and conditions of this agreement, EME had the right to terminate its relationship with the Company following a change in control of EME. In July 1998, PowerGen plc acquired EME from Dominion Resources, Inc. During the first quarter of 1999, PowerGen plc and EME exercised this right. The Company completed an early termination of the EME contract effective on September 1, 1999. Under the terms and conditions of this agreement, the Company received a cash payment of $10,620 which was fully recognized as revenue in the third quarter of 1999. Related expenses charged to direct cost of services during the third quarter of 1999 were $2,591, of which $489 was accrued as of September 30, 1999. The resulting gain of $8,029 was included in gross margin for the three and nine months ended September 30, 1999.


NOTE 8. RELOCATION CHARGE

In March 1999, the Company formulated a plan for relocating certain general and administrative support groups from Reston, Virginia to the corporate headquarters in Dallas, Texas. This plan was announced to affected employees in April 1999 and is expected to be substantially complete by the end of 1999. The Company recorded a charge of $3,309 during the nine months ended September 30, 1999 and does not anticipate further significant expense related to the relocation.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1999 and 1998

           Total revenue increased in the three months ended September 30, 1999 by 12.3% to $304.8 million from $271.5 million in the three months ended September 30, 1998 due to increases of $23.1 million from several new contracts entered into after the third quarter of 1998, $6.7 million from UBS AG, $4.1 million from contract termination fees, and $12.3 million from other business. Offsetting these increases was a $12.9 million decrease from contracts which ended prior to the third quarter of 1999.

           Domestic revenue grew by 11.3% in the third quarter of 1999 to $191.3 million from $171.9 million in the third quarter of 1998, and slightly decreased as a percentage of total revenue to 62.8% from 63.3% over the same period.

           Non-domestic revenue, consisting of European and Asian operations, grew by 13.9% in the third quarter of 1999 to $113.5 million from $99.6 million in the third quarter of 1998, and increased as a percentage of total revenue to 37.2% from 36.7%. The largest components of European operations were the United Kingdom, where revenue (including contract termination fees) increased 1.4% to $74.9 million in the third quarter of 1999 from $73.8 million in the third quarter of 1998, and Switzerland, where revenue increased 36.0% to $16.2 million in the third quarter of 1999 from $11.9 million in the third quarter of 1998. Asian operations represented $5.0 million, or 1.6% of total revenue, for the three months ended September 30, 1999 compared to $5.5 million, or 2.0% of total revenue, for the three months ended September 30, 1998.

           Direct cost of services increased in the third quarter of 1999 by 7.4% to $231.2 million from $215.2 million in the same period of 1998 due to continued growth in the Company's business. Gross margin as a percentage of total revenue increased to 24.2% from 20.7% for the third quarter of 1999 compared to the third quarter of 1998 due to continued improvements in the profitability on short-term projects. In addition, gross margin was impacted by net contract termination gains of $8.0 million in the 1999 period compared to $6.5 million in the 1998 period. During the third quarter of 1998, the Company recorded a charge of $8.3 million to address Year 2000 exposures for certain client contracts. During the third quarter of 1999, the Company reduced previously recorded charges by $3.2 million due to revised estimates of costs to complete work performed under these contracts.

           Selling, general and administrative expenses ("SG&A") increased in the third quarter of 1999 by 19.7% to $44.4 million from $37.1 million in the same period of 1998, and increased as a percentage of total revenue to 14.6% from 13.7%. While the Company continued to control its normal general and administrative spending, there were $2.4 million in charges for specific litigation related costs, employee benefits, and special payroll tax accruals during the third quarter of 1999. In addition, the Company increased its spending in the areas of recruitment, training, and sales. During the third quarter of 1998, the Company wrote-down goodwill associated with acquired businesses by $3.8 million.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



           As a result of the factors noted above, operating income increased in the third quarter of 1999 to $29.2 million from $15.4 million in the third quarter of 1998. Operating income as a percentage of total revenue increased to 9.6% from 5.7%.

           Interest income increased to $2.8 million in the third quarter of 1999 compared to $1.4 million in the prior year period due primarily to a significant increase in cash and cash equivalents, resulting from $108.1 million of net proceeds received from the Company's initial public offering ("IPO") of Class A Common Stock on February 5, 1999.

           Equity in earnings of unconsolidated affiliates remained constant in the third quarter of 1999 compared to the same period of 1998 at approximately $1.7 million. The equity in earnings for HCL Perot Sytems N.V. ("HPS"), a software development joint venture based in India, increased to $1.2 million from $0.7 million for the quarters ended September 30, 1999 and 1998, respectively. This increase was offset by a decrease in earnings at Systor AG ("Systor"), a subsidiary of UBS AG. The equity in earnings for Systor decreased to $0.5 million from $1.0 million for the quarters ended September 30, 1999 and 1998, respectively. The decrease was due primarily to lower revenues from the parent company. The decline in equity earnings for Systor is expected to continue in the fourth quarter of 1999, and results for the full year 1999 are anticipated to be less than full year 1998.

           The decrease in the effective tax rate for the third quarter of 1999 to 40.0% from 51.3% for the third quarter of 1998 was due primarily to lower overall foreign taxes in 1999 and lower 1999 goodwill amortization.

           Net income increased 120.9% in the third quarter of 1999 to $20.1 million from $9.1 million in the third quarter of 1998, and net income as a percentage of total revenue increased to 6.6% from 3.4%.

Comparison of the nine months ended September 30, 1999 and 1998

           Total revenue increased in the nine months ended September 30, 1999 by 19.0% to $861.4 million from $724.2 million in the nine months ended September 30, 1998 due to increases of $45.6 million from several new contracts entered into after the third quarter of 1998, $70.7 million from UBS AG, and $59.4 million from other business. These increases were partially offset by a $38.5 million decrease from contracts which ended prior to the third quarter of 1999.

           Domestic revenue grew by 18.4% in the nine months ended September 30, 1999 to $554.2 million from $468.0 million in the nine months ended September 30, 1998, and decreased slightly as a percentage of total revenue to 64.3% from 64.6% in the same period of the prior year.

           Non-domestic revenue, consisting of European and Asian operations, grew by 19.9% in the nine months ended September 30, 1999 to $307.2 million from $256.2 million in the same period of 1998, and slightly increased as a percentage of total revenue to 35.7% from 35.4%. The largest components of European operations were the United Kingdom, where revenue increased 6.0% to $198.1 million in the nine month period of 1999 from $186.8 million in the same period of 1998, and Switzerland, where revenue increased 54.1% to $46.8 million in the nine month period of 1999 from $30.4 million in the nine month period of 1998. Asian operations represented $14.8 million, or 1.7% of total revenue, for the nine months ended September 30, 1999 compared to $11.4 million, or 1.6% of total revenue, for the nine months ended September 30, 1998.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



           Direct cost of services increased in the first nine months of 1999 by 14.9% to $660.5 million from $575.1 million in the same period of 1998 due to continued growth in the Company's business. Gross margin as a percentage of total revenue increased to 23.3% from 20.6% for the nine months ended September 30, 1999 compared to the same period of 1998. During the nine month period ended September 30, 1998, the Company recorded charges totaling $13.5 million to address Year 2000 exposures for certain client contracts. During the nine months ended September 30, 1999, the Company reduced previously recorded charges by $0.7 million due to revised estimates of costs to complete work performed under these contracts.

           SG&A increased in the nine months ended September 30, 1999 by 21.6% to $125.4 million from $103.1 million in the same period of 1998, and slightly increased as a percentage of total revenue to 14.6% from 14.2%. While the Company continued to control its normal general and administrative spending, there were $8.5 million of charges for departmental relocations, special payroll tax accruals, litigation related costs, and employee benefits during the nine months ended September 30, 1999. In addition, the Company increased its spending in the areas of recruitment, training, and sales.

           As a result of the factors noted above, operating income increased in the nine months ended September 30, 1999 to $75.5 million from $42.1 million in the nine months ended September 30, 1998. As a percentage of total revenue, operating income increased to 8.8% from 5.8%.

           Interest income increased to $7.7 million in the nine months ended September 30, 1999 compared to $3.0 million in the prior year period due primarily to a significant increase in cash and cash equivalents, resulting from $108.1 million of net proceeds received from the Company's IPO.

           Equity in earnings of unconsolidated affiliates increased in the nine months ended September 30, 1999 to $6.4 million from $4.2 million during the nine months ended September 30, 1998 due to improved results both at HPS and at Systor. The equity in earnings for HPS increased to $3.9 million from $2.0 million, and equity in earnings for Systor increased to $2.5 million from $2.2 million for the nine month periods ended September 30, 1999 and 1998, respectively.

           The decrease in the effective tax rate for the nine months ended September 30, 1999 to 40.0% from 45.7% for the same period of 1998 was due primarily to lower overall foreign taxes in 1999 and lower 1999 goodwill amortization.

           Net income increased 88.7% in the nine months ended September 30, 1999 to $53.2 million from $28.2 million in the nine months ended September 30, 1998, and net income as a percentage of total revenue increased to 6.2% from 3.9%.

LIQUIDITY AND CAPITAL RESOURCES

           During the nine months ended September 30, 1999, cash and cash equivalents increased 81.6% to $263.2 million from $144.9 million at December 31, 1998 primarily due to the proceeds from the Company's IPO.

           Net cash provided by operating activities was $35.0 million for the nine months ended September 30, 1999 compared to $65.1 million for the nine months ended September 30, 1998. This change was due primarily to significant growth in accrued compensation for annual bonuses earned in 1998, but not paid until the first quarter of 1999, and was partially offset by an increase in net income of $25.0 million.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


           Net cash used in investing activities was $30.8 million for the nine months ended September 30, 1999 and $4.8 million for the same period in 1998. The significant increase in cash used in investing was due to the Company's purchase of 1,000,000 shares in the initial public offering of TenFold Corporation for $17.0 million during the second quarter of 1999. In addition, cash paid for property, equipment and software purchased was $14.7 million and $18.9 million for the nine months ended September 30, 1999 and 1998, respectively. The expenditures in 1998 were offset by $5.2 million in proceeds from the sale of the Company's limited partnership interest in a venture capital fund and $7.6 million in proceeds from the sale of property, equipment, and software purchased.

           For the nine months ended September 30, 1999, net cash provided by financing activities was $117.6 million compared to $4.5 million for the nine months ended September 30, 1998. This increase was due to proceeds of $108.1 million from the Company's IPO, $3.1 million from the exercise of options to purchase 850,000 shares of the Company's Class B Common Stock by UBS AG, and $6.2 million due to the exercise of stock options by employees (including those issued from treasury stock).

           The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 1999, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $3.4 million, as British pounds, Irish pounds, Swiss francs, and Netherlands guilders all strengthened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

FORWARD-LOOKING STATEMENTS

           This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, such as: the loss of major clients; the Company's ability to achieve future sales; changes in our relationship and variability of revenue and expense associated with our largest customer; the loss of key personnel; the highly competitive market in which we operate; the variability of quarterly operating results; changes in technology; risks related to international operations; risks related to potential Year 2000 problems; and general economic conditions. These and other risks are outlined in our annual report on Form 10-K, which is on file with the Securities and Exchange Commission and available at www.sec.gov. These factors may cause our actual results to differ materially from any forward-looking statement.

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

           Assessment. The Year 2000 Problem affects computers, software, and other equipment used, operated, or maintained by the Company for itself and its customers. Accordingly, the Company has assessed and will continue to assess the potential impact of, and costs of remediating the Year 2000 Problem for its internal systems and, where the Company is contractually obligated to remediate the Year 2000 Problem, on systems operated or maintained on behalf of its customers.

           For each of these areas, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At September 30, 1999, most program areas were substantially complete.

           Because the Company's business involves the assessment, implementation, and operation of computer systems, the Company has not generally obtained verification or validation by independent third parties of its processes to assess Year 2000 Problems, its corrections of Year 2000 Problems, or the costs associated with these activities. However, the Company's Year 2000 project team has reviewed the project plans prepared by each of the Company's business units and continues to monitor their methods and progress against those plans.

           Internal Infrastructure. The Company believes that it has identified most of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has substantially completed all modification, upgrades, and replacements of major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business. In addition, the Company has scheduled a suspension of non-critical changes to its internal production systems to minimize the possibility of introducing new Year 2000 Problems into its environment.

           Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company has assessed and will continue to assess the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment. The Company does not anticipate any material disruptions of its business as a result of Year 2000 Problems affecting any of these systems.

           The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $2.0 million, $1.8 million of which has already been incurred. This estimate is being monitored and will be revised as additional information becomes available.

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

           Most Likely Consequences of Year 2000 Problems. The Company believes that it has identified and expects to resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company will likely suffer the following consequences:

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

           Contingency Plans. The Company has completed developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company's contingency plans were complete at September 30, 1999. Depending on the systems affected, these plans include accelerated replacement of affected equipment or software, short-to medium-term use of backup sites, equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


workarounds for information systems, and similar approaches. Additionally, each plan contains an emergency call list with Company personnel contact information to implement each plan. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

           The Company has and is continuing to develop contingency plans for certain clients where such plans are contractually required or are otherwise appropriate to be developed. In most cases, these contingency plans are being developed jointly by the Company and its clients. Depending on the systems affected, these plans include accelerated replacement of affected equipment or software, short-to medium-term use of backup sites, equipment and software, increased work hours for company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

           The Company will have support staff available to provide customers with around the clock support and a centralized environment to globally monitor and periodically report the operating status of systems, applications, and account support activities during the 99/00 rollover beginning December 31, 1999 and continuing through Wednesday January 5, 2000. During that period should calls exceed our expectations, additional technical resources are also on call to expand our support capability.

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

IMPACT OF EUROPEAN MONETARY UNION

           Effective January 1, 1999, the majority of the members of the European Union adopted economic and monetary union, resulting in the introduction of a single currency called the EURO in those countries. The Company is currently assessing the potential effects of, and costs of adopting, the EURO conversion for its internal systems and, where the Company is contractually obligated to take these steps, on systems operated or maintained on behalf of its clients. For each of these areas, the Company is using the six phase methodology described above for the Year 2000 Problem. The Company has substantially completed the discovery and assessment phases, and the EURO conversion is not expected to have a material effect on the Company's operations, financial condition or results of operations.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999


PART II:   OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

           The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

           On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which was subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, breach of warranty and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract substantially limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan has used and continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The Company has filed a motion to dismiss Robert Plan's claims. The court has heard arguments on the motion, but has not yet ruled. The Company intends to continue vigorously defending the lawsuit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company.

ITEM 2: CHANGES IN SECURITIES


           On February 1, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1, Registration No. 333-60755 relating to the Company's IPO, effective.

           The Company incurred the following offering expenses in connection with the IPO:


Underwriting discounts and commissions......    $ 8,372,000
Other expenses .............................      3,101,680
                                                -----------

Total expenses .............................    $11,473,680
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

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company did not submit any matters to a vote of its security holders during the period covered by this report.


ITEM 5: OTHER INFORMATION

         None.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K


                          Exhibit No.                  Document
                          -----------                  --------
                              27                       Financial Data Schedule

        (b) Reports on Form 8-K

           No reports were filed on Form 8-K during the three months ended September 30, 1999.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PEROT SYSTEMS CORPORATION
                                     (Registrant)



Date: November 5, 1999               By  /s/ TERRY ASHWILL
                                     ----------------------
                                     Terry Ashwill
                                     Vice President and Chief Financial Officer
                                     (principal financial officer and
                                     chief accounting officer)

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999


                                  EXHIBIT INDEX



Exhibit No.       Description
--------------    --------------

27                Financial Data Schedule as of September 30, 1999.