Form 10-K
period 1999-12-31
PEROT SYSTEMS CORP
filed 2000-03-03
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From       to
                                                 -----    -----

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

                                 (972) 340-5000
                         (Registrant's Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
Title of Each Class                                 On Which Registered
-------------------                                ---------------------
Class A Common Stock                              New York Stock Exchange
Par Value $0.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock as reported on the New York Stock Exchange, was approximately $1,070,360,140 (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant's common stock outstanding as of January 31, 2000: 93,060,392.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                    FORM 10-K

                      For the Year Ended December 31, 1999

                                      INDEX


                                     Part I

Item 1.  Business .........................................................    1
Item 2.  Properties .......................................................   15
Item 3.  Legal Proceedings ................................................   16
Item 4.  Submission of Matters to a Vote of Security Holders ..............   17


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters .......................................................   17
Item 6.  Selected Financial Data ..........................................   18
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................   19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   25
Item 8.  Financial Statements and Supplementary Data ......................   26
Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure ......................................   27


                                    Part III

Item 10. Directors and Executive Officers of the Registrant ...............   27
Item 11. Executive Compensation ...........................................   27
Item 12. Security Ownership of Certain Beneficial Owners and
            Management ....................................................   27
Item 13. Certain Relationships and Related Transactions ...................   27


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K ......................................................   28

Signatures ................................................................   31

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "forecasts", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption "Risk Factors." These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

ITEM 1. BUSINESS

OVERVIEW

         We are a worldwide provider of information technology services and e-business solutions to a broad range of clients. We serve clients by delivering services and solutions focused on each client's specific needs. We emphasize developing and integrating information systems, operating and improving technology and business processes, and helping clients transform their businesses. We help companies take full advantage of e-business by leveraging their traditional strengths and technologies into digital marketplaces. We focus our business integration, systems integration and applications development, and infrastructure services to enable clients to accelerate growth, streamline operations, and create new levels of customer value.

         Our approach is to be a strategic long-term provider of high-value services, combining the benefits of scale and specialization to provide a multi-layer "integrated service offering." With our approach, we are able to create long-term relationships with clients that begin with the analysis of clients' business strategies and continue through the realization of benefits from implementing business and technology solutions. We believe that as clients and potential clients create new electronic channels and high growth businesses, our approach of integrating business consulting, e-business capabilities, strong industry knowledge, and traditional technology skills enables us to deliver end-to-end e-business solutions.

         We have approximately 7,000 employees and earned revenue for the year ending December 31, 1999 of $1.15 billion.

INTEGRATED SERVICE OFFERING

         We offer our broad strategic capabilities through services classified within three core disciplines:

         o        business integration,

         o        systems integration and applications development, and

         o        information technology infrastructure services.

         We combine these disciplines into integrated service offerings customized for our clients. We believe that our integrated service offerings allow us to attract strategically motivated clients, focus on our clients' business objectives, and ultimately generate higher value for our clients.

Business Integration

         We help clients develop and implement business and e-business strategies, information technology strategies, and process redesign programs. Our services include:

         o Digital Marketplaces. Our Time0 unit develops and implements business-to-business digital marketplaces. Time0's resources are focused on three specific forms of Internet-native marketplaces: order and acquisition marketplaces, bid/ask systems, and auction sites.

         o Business Strategy. We deliver strategic advice, designed by business and technical experts with industry-specific knowledge, to help our clients align their capabilities with the demands of the markets in which they compete.

         o Information Technology Strategy. We employ our extensive knowledge of information technology architectures, infrastructures, and technologies to help our clients optimize their use of information technology to achieve their business objectives. We then work with our clients to continually refine and update their information technology strategies.

         o Process Redesign. We work with clients to systematically reengineer their business processes with innovative approaches incorporating cross-industry best practices.

Systems Integration and Applications Development

         We design and implement information technology systems, including both custom-developed and packaged software, for clients through the following services:

         o Information Integration. We help clients leverage the power of the Internet for purposes of conducting electronic commerce by preparing traditional businesses to compete in a real-time business environment through the integration of Internet channels, business processes, legacy systems, and supply chains.

         o Identity Systems. We develop custom software applications, ranging from modifications and enhancements of existing packaged software to completely custom-developed applications, that help to define and differentiate clients from the competition. We design these applications for various environments including web-based systems, distributed networks, and mainframes.

         o Application Services. We implement and integrate standardized prepackaged application programs such as ERP systems, financial systems, medical systems, and physician practice management systems. In many cases, we subsequently offer these products to clients in the form of an application service model to lower the cost of entry for our clients.

         o Systems Integration. We assist clients in designing, evaluating, and implementing information technology systems comprising software applications and hardware components. Our services in this area range from migrating systems from an existing platform to a new platform to installing, configuring, and testing a new system and providing associated training support.

Information Technology Infrastructure Services

         Information technology infrastructure services combine information technology outsourcing, staffing, and infrastructure management. Our information technology infrastructure services include:

         o Operations and Maintenance. We manage, update, and maintain data processing systems, networks, and technical infrastructures, operate help desks, and manage, resolve, and document problems in our clients' computing environments.

         o Monitoring and Planning. We offer comprehensive monitoring of and planning for information technology systems, including monitoring network status and availability through periodic polling of network resources, as well as collecting and analyzing data.

CHANNELS TO MARKET

         We deliver services through our integrated solutions group where we go to market on technological, business-offering, and geographic bases and through industry groups supplying services to industries where we have significant long-term customers.

Integrated Solutions Group

         Our integrated solutions group delivers strategic high-value capabilities to our clients. Through this group we sell a wide range of traditional and e-business services directly on a short-term basis and indirectly through our integrated service offering executed by the vertical industries, which we describe below. Our capabilities include real-time business transformation, strategic consulting, object architecture construction, and data mining.

         o Real-Time Business Transformation. We leverage our horizontal-based service capabilities in sourcing, back office integration, channel management, and dynamic partnering to help traditional businesses transform themselves into customer-centric companies and prepare themselves to operate in real-time business models through the integration of Internet channels, business processes, legacy systems, and supply chains.

                  o "Sourcing" is the creation and streamlining of processes that enable the electronic procurement of goods and services.

                  o "Back Office Integration" is the integration of a business's back office operations with its e-business strategies to provide end-to-end integration of a business.

                  o "Channel Management" is the alignment of the enterprise around the customer. Communication among channels is coordinated to ensure the customer has a consistent experience providing value in the form of increased revenue and profitability due to high customer loyalty and expanded channels.

                  o "Dynamic Partnering" is the integration and coordination of supply chain providers that enables clients to flex or change their supply chains, plan and schedule with partners, and personalize customer treatment.

         o Strategic Consulting. Our strategic consulting team focuses on assisting clients with the redesign and transformation of their businesses, as well as the creation of new electronic business models.

         o Object Architecture Construction. The Technical Resource Connection ("TRC") is our Object Architecture construction group. TRC has expertise in enterprise computing architectures, distributed-object computing technologies, Intranet/Internet applications, and software engineering processes. TRC employs experienced software engineering technologists - software architects, designer/developers, modelers, and systems engineers - who focus on software development processes and technology skills to reduce the complexity and risk associated with building powerful business computing systems.

         o Data Mining. One of our subsidiaries, Syllogic B.V., has extensive expertise in the creation of flexible, structured, and manageable data warehouses and data mining tools. This subsidiary created the SyllogicTM Data Mining Tool, a system that combines several different data mining technologies into a single graphical user interface.

Digital Marketplaces

         Time0, formed in 1997, is our business-to-business e-commerce unit that focuses exclusively on digital marketplaces. Time0 uses the Digital Marketplace business model and the underlying technology infrastructure invented by its business, systems, and software engineers to enable an alliance of cooperating companies to form a new line of business on the backbone of the Internet. The participating companies, complementors and competitors alike, join together to better serve the needs of their customers and to share the opportunity to dramatically lower transaction costs.

         An example of Time0's work is a digital marketplace, launched in May of 1999, that enables a leading distributor of maintenance, repair, and operating supplies in North America, to provide its small to medium-sized business customers with one-stop electronic purchasing of supplies, equipment, and services from multiple vendors. This digital marketplace employs business processes and technology to enable buyers, sellers, and others to conduct business more efficiently and effectively.

Industry Groups

         We deliver long-term solutions through industry groups that target industries characterized by rapid rates of change, growth, and the increasing importance of information technology in driving and managing this change and growth. Within these industries, our associates have broad technical and operational experience and expertise in addressing the technical and business challenges faced by clients in these industries. Our most highly developed industry groups are our Financial Services Group and Healthcare Services Group. We also serve significant clients and provide industry specific expertise through our Travel and Transportation Services, Energy Services, Manufacturing Services, and Communications and Media Services Groups.

         o Financial Services Group. We provide a full range of business integration and information technology service line offerings to wholesale, commercial, and retail banks, investment banks, private banks, asset management companies, brokerage firms, securities clearing banks, and other financial institutions. Our financial services team includes professionals with backgrounds in investment banking and commercial banking, and former senior level consultants to the financial services industry. We use our industry-specific and technical expertise to help clients capitalize on emerging market opportunities as financial services markets converge and as the Internet and other technologies create new markets.

         o Healthcare Services Group. Focusing on the requirements of integrated healthcare networks, we serve managed care providers, hospital groups, healthcare product distributors, and other healthcare companies. Our healthcare services team includes physicians, nurses, health policy experts, managed care executives, and health insurance experts. We assist clients with information access and connectivity and provide tools for transaction management, care management, decision support, and Internet-based demand management systems.

         o Travel and Transportation Services Group. We serve rental car companies, hotels, airlines, travel agencies, and companies in other sectors of the travel and transportation industry. The travel and transportation services group includes former business executives from the rental car, travel agency, and airline industries.

o Energy Services Group. We provide municipal and private utilities, related service providers, new entrants in deregulated markets, and other energy companies with our expertise in energy power systems restructuring and automation, transmission congestion management and modeling, market simulation design analysis, and power management system economics.

o Manufacturing Services Group. We provide our manufacturing clients with expertise in supply chain management, planning and scheduling, order management, and assistance with warehousing, distribution, production, and finance applications.

o Communications and Media Services Group. We assist with business strategy, billing, online, and customer care programs, quality assurance and testing, and customer revenue enhancement programs to providers of voice, data, image, video, entertainment, media, and information services through wireless and wireline networks.

SUBSEQUENT EVENT - AGREEMENT TO ACQUIRE SOLUTIONS CONSULTING, INC.

         On March 1, 2000, we entered into an agreement to purchase substantially all of the assets and liabilities of Solutions Consulting, Inc., a Pittsburgh based enterprise software and e-commerce company. Under the terms and conditions of this agreement, we will pay $72.1 million in cash and $50.0 million in shares of our Class A Common Stock, representing 1,965,602 shares. Completion of this purchase is subject to certain closing conditions and government approvals.

PEROT SYSTEMS ASSOCIATES

         The markets for information technology personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training, and retention of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is and will continue to be an integral factor in differentiating us from our competitors in the information technology industry. In seeking such associates, we screen candidates for employment through a rigorous interview process.

         We devote a significant amount of resources to training our associates. Associates undergo continual training throughout their employment with us. Entry level training programs develop the skill sets necessary to serve our clients. These entry level apprentice training programs are augmented by engineering development programs and periodic continuing education. In addition, we operate a leadership training course that each manager and executive must complete. This program includes a workshop stressing the fundamentals of team leadership. We augment our extensive personnel and leadership training through our TRAIN (The Real-time Associate Information Network) system, an award-winning, company-wide intranet featuring training courses that develop both technical and leadership skills.

         We employ a performance-based incentive compensation program that provides guidelines for career development, encourages the development of skills, provides a tool to manage the associate development process, and establishes compensation guidelines as part of our retention program. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance. We seek to align the interests of our associates with those of our stockholders by compensating outstanding performance with equity interests in Perot Systems, which we believe fosters loyalty and commitment to our goals. Approximately 70% of our associates hold equity interests in the Company.

         As of December 31, 1999, we employed approximately 7,000 associates located in the United States and several other countries. None of our United States associates are currently employed under an agreement with a collective bargaining unit. Our associates in France and Germany are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.

UBS AGREEMENTS

         In January 1996, we entered into a series of agreements to form a strategic relationship with Swiss Bank Corporation, one of the predecessors to UBS AG ("UBS"). This relationship involves a long-term contract (the "IT Services Agreement") and a separate agreement to provide services to other UBS operating units and to permit us to use certain UBS assets. Other agreements with UBS provide for the sale to UBS of our stock and options and the transfer to us of a 40% stake in UBS's European information technology subsidiary, Systor AG ("Systor").

IT Services Agreement

         Under the IT Services Agreement, we provide Warburg Dillon Read, the investment banking division of UBS, with services meeting its requirements for the operational management of its technology resources (including mainframes, desktops, and voice and data networks), excluding hardware and proprietary software applications development. The term of the IT Services Agreement is 11 years, which began January 1, 1996. Our charges for services provided under the IT Services Agreement are generally based on reimbursement of all costs, other than our corporate overhead, incurred by us in the performance of services covered by the contract. In addition to this cost reimbursement, we receive an agreed upon annual fee, subject to bonuses and penalties of up to 15% of such fee based on our performance. UBS determines the bonus or penalty based on many subjective factors, including service quality, client satisfaction, and our effectiveness in assisting UBS in meeting its business goals.

         Approximately 29.9% and 27.3% of our revenues were earned in connection with services performed on behalf of UBS and its affiliates for the years ended December 31, 1999 and 1998, respectively. If some competitors of UBS acquire more than 25% of the shares of our Class A Common Stock or another party (other than an affiliate of Ross Perot) acquires more than 50% of the shares of our Class A Common Stock and, if in either case, that acquisition is reasonably likely to have a significant adverse effect on the performance of or the charges for our services, UBS has the right to terminate its agreements with us. The loss of UBS as a client would materially and adversely affect our business, financial condition, and results of operations.

Equity Interests

         Under the Amended and Restated PSC Stock Option and Purchase Agreement (the "Stock Agreement"), we sold UBS 100,000 shares of our Class B Common Stock for $3.65 a share and 7,234,320 options to purchase shares of Class B Common Stock for

$1.125 an option (the "UBS Options"). UBS can exercise the UBS Options at any time for $3.65 a share, subject to United States bank regulatory limits on UBS's shareholdings. UBS exercised options to purchase 850,000 and 834,320 shares of Class B Common Stock in June 1999 and September 1998, respectively. In addition to other limits set forth in the Stock Agreement, the number of shares of Class B Common Stock owned by UBS and its employees may not exceed 10% of the number of shares of outstanding Common Stock. Once the underlying shares of Class B Common Stock vest, the corresponding UBS Options are void unless exercised by UBS within five years of such vesting. This five-year period is tolled at any time when bank regulatory limits prohibit UBS from acquiring the shares.

         Beginning on January 1, 1997, the shares of our Class B Common Stock subject to the UBS Options vest at a rate of 63,906 shares per month until January 1, 2002 and a rate of 58,334 shares per month thereafter until the IT Services Agreement terminates. Upon termination of the IT Services Agreement, UBS is required to sell to us all unvested shares of our Class B Common Stock and UBS Options with respect to unvested shares of our Class B Common Stock will become void.

         UBS cannot transfer the UBS Options. Subject to exceptions relating to certain transfers to UBS affiliates and transfers in connection with widely dispersed offerings, before transferring any shares of our Class B Common Stock UBS must first offer such shares to us. UBS was not able to sell our Class B Common Stock, except for limited sales to UBS affiliates, until February 5, 2000.

         On January 14, 2000, we completed the sale of our 40% minority equity interest in Systor, to a wholly owned subsidiary of UBS. UBS was the holder of the remaining 60% interest in Systor. The transaction was effected as a sale of all stock in Systor held by us to the subsidiary of UBS for a cash purchase price of US$55.5 million.

COMPETITION

         Our markets are intensely competitive. Customer requirements and the technology available to satisfy those requirements continually change.

         Our principal competitors include Andersen Consulting LLP, Cambridge Technology Partners, Inc., Cap Gemini Group, Computer Sciences Corporation, debis Systemhaus GmbH (the information technology division of DaimlerChrysler), Electronic Data Systems Corporation, Ernst & Young LLP, IBM Global Services (a division of International Business Machines Corporation), KPMG LLP, Oracle Corporation, PricewaterhouseCoopers LLP, and The SABRE Group Holdings, Inc.

         Many of these companies, as well as some other competitors, have greater financial resources and larger customer bases than we do and may have larger technical, sales, and marketing resources than we do. We expect to encounter additional competition as we address new markets and as the computing and communications markets converge.

         We must frequently compete with our clients' own internal information technology capability, which may constitute a fixed cost for the client. This may increase pricing pressure on us. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, and results of operations will be materially and adversely affected.

         We compete on the basis of a number of factors, including the attractiveness of the business strategy and services that we offer, breadth of services we offer, pricing, technological innovation, quality of service, and ability to invest in or acquire assets of potential customers. Some of these factors are outside of our control. We cannot be sure that we will compete successfully against our competitors in the future. If we fail to compete successfully against our current or future competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         See Note 13, "Certain Geographic Data," to the Consolidated Financial Statements included elsewhere in this report.

INTELLECTUAL PROPERTY

         While we attempt to retain intellectual property rights arising from client engagements, our clients often have the contractual right to retain such intellectual property. We rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our associates and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use thereof and take appropriate steps to enforce our intellectual property rights.

         We license the right to use the names "Perot Systems" and "Perot" in our current and future businesses, products, or services from the Perot Systems Family Corporation and Ross Perot. The license is a non-exclusive, royalty-free, worldwide, non-transferable license. We may also sublicense our rights to the Perot name to our affiliates. Under the license agreement, as amended, either party may, in their sole discretion, terminate the license at any time, with or without cause and without penalty, by giving the other party written notice of such termination. Upon termination by either party, we must discontinue all use of the Perot name within one year following receipt of the notice of termination. The termination of this license agreement may materially and adversely affect our business, financial condition, and results of operations. Except for the license of our name, we do not believe that any particular copyright, trademark, or group of copyrights and trademarks is of material importance to our business taken as a whole.

RISK FACTORS

         You should carefully consider the following risk factors and warnings. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our Class A Common Stock could decline, and you may lose all or part of your investment. You should also refer to the other information set forth in this report, including our Consolidated Financial Statements and the related notes.

Loss of Major Clients Could Adversely Affect Our Business

         Our ten largest clients accounted for approximately 64.7% of our revenue for the year ended December 31, 1999. For the year ended December 31, 1998, our ten largest clients accounted for approximately 65.7% of our revenue. Only one client, UBS, accounted for more than 10% of our revenue during 1999, whereas two clients, UBS and East Midland Electricity, each accounted for more than 10% of our revenue during 1998.

         Our largest client is UBS. Approximately 29.9% of our revenue came from services performed on behalf of UBS for the year ended December 31, 1999. For the year ended December 31, 1998, approximately 27.3% of our revenue came from UBS. We expect UBS to account for a substantial portion of our revenue and earnings for the foreseeable future.

         After UBS, our next nine largest customers accounted for approximately 34.8% of our revenue in 1999. Our success depends substantially upon the retention of UBS and a majority of our other major clients as ongoing clients. Generally, we may lose a client as a result of a merger or acquisition, business failure, contract expiration, or the selection of another provider of information technology services. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our major clients in the future.

         In October 1999, we entered into a services agreement with Harvard Pilgrim Health Care, Inc. On January 4, 2000, Harvard Pilgrim, one of our largest clients, was placed into temporary receivership by the Supreme Judicial Court for Suffolk County in Massachusetts. The Commissioner of Insurance of the Commonwealth of Massachusetts, as temporary receiver, now oversees the operations of this client. The receiver has broad powers over the future operations of this client; and, accordingly, we cannot give any assurance that our relationship with this client will continue in the future.

Changes in Our UBS Relationship and Variability of Profits from UBS Could Adversely Affect Our Business

         Our relationship with UBS is a long-term strategic relationship that we formed by entering into several agreements with UBS in January 1996. These contracts were renegotiated in April 1997 and June 1998. The April 1997 renegotiation reduced the term of the agreements from 25 years to 11 years beginning January 1996. We cannot guarantee that our current relationship with UBS will continue on the same terms in the future.

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

Failure to Recruit, Train, and Retain Skilled Personnel Could Increase Costs or Limit Growth

         We must continue to grow internally by hiring and training technically-skilled people in order to perform services under our existing contracts and new contracts into which we will enter. The people capable of filling these positions are in great demand and recruiting and training such personnel require substantial resources. We have to pay an increasing amount to hire and retain a technically-skilled workforce. Our business also experiences significant turnover of technically-skilled people. These factors create variations and uncertainties in our compensation expense and directly affect our profits. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations may be materially and adversely affected.

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

Ross Perot's Stock Ownership Provides Substantial Control Over Our Company

         Ross Perot, our Chairman, President, and Chief Executive Officer, is the managing general partner of HWGA, Ltd., a partnership that owned 31,705,000 shares of our Class A Common Stock as of December 31, 1999. Mr. Perot also owns 44,000 shares of our Class A Common Stock directly. Accordingly, Mr. Perot, primarily through HWGA, Ltd., controls approximately 35.0% of our outstanding voting common stock. As a result, Mr. Perot, through HWGA, Ltd., will have the power to block corporate actions such as an amendment to our Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of our assets. In addition, Mr. Perot may significantly influence the election of directors and any other action requiring shareholder approval. The other general partner of HWGA, Ltd. is Ross Perot, Jr., a director of our company, who has the authority to manage the partnership and direct the voting or sale of the shares of Class A Common Stock held by HWGA, Ltd. if Ross Perot is no longer the managing general partner.

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

We Operate in Highly Competitive Markets

         We operate in intensely competitive markets. See "Competition" above for a discussion of some of the risks associated with our markets.

Variability of Quarterly Operating Results

         We expect our revenues and operating results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

         o        mix and timing of client projects;

         o        completing client projects;

         o        hiring, integrating, and utilizing associates;

         o        timing of new contracts;

         o        issuance of common shares and options to employees; and

         o        one-time non-recurring and unusual charges.

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

         Our suppliers, clients, and competitors may have patents and other proprietary rights that cover technology employed by us. Such persons may also seek patents in the future. United States patent applications are confidential until a patent is issued and most technologies are developed in secret. Accordingly, we are not, and cannot, be aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves or our clients against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation and intellectual property litigation could force us to do one or more of the following:

         o cease selling or using products or services that incorporate the disputed technology;

         o obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology; and

         o redesign those services or products that incorporate such technology.

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

         Some provisions of our Certificate of Incorporation and Bylaws and of Delaware General Corporation Law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving our company. Among other things, these provisions:

         o require a 66 2/3% vote of the stockholders to amend our Certificate of Incorporation or approve any merger or sale, lease, or exchange of all or substantially all of our property and assets;

         o        require an 80% vote of the stockholders to amend our Bylaws;

         o require advance notice for stockholder proposals and director nominations to be considered at a vote of a meeting of stockholders;

         o permit only our Chairman, President, or a majority of our Board of Directors to call stockholder meetings, unless our Board of Directors otherwise approves;

         o prohibit actions by stockholders without a meeting, unless our Board of Directors otherwise approves; and

         o limit transactions between our company and persons that acquire significant amounts of stock without approval of our Board of Directors.


Risks Related to International Operations

         We have operations in many countries around the world. Risks that affect these international operations include:

         o        fluctuations in currency exchange rates;

         o        complicated licensing and work permit requirements;

         o        variations in the protection of intellectual property rights;

         o        restrictions on the ability to convert currency; and

         o additional expenses and risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business.

         To attempt to mitigate the effects of foreign currency fluctuations on the results of our foreign operations, we sometimes use forward exchange contracts and other hedging techniques to help protect us from large swings in currency exchange rates.


Acquisitions Involve Numerous Risks

         Acquisitions involve numerous risks, including the following: difficulties in integration of the operations of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets; and the potential loss of key employees of the acquired company. Mergers and acquisitions of companies are inherently risky, and no assurance can be given that our acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

ITEM 2. PROPERTIES

         As of December 31, 1999, Perot Systems Corporation (the "Company") had offices in approximately 46 locations in the United States and seven countries outside the United

States, all of which were leased. The Company's leases cover approximately 950,000 square feet of office and other facilities and have expiration dates ranging from 2000 to 2016. Upon expiration of its leases, the Company does not anticipate any significant difficulty in obtaining renewals or alternative space. In addition to the leased property referred to above, the Company occupies office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the agreement with the particular client. The Company currently anticipates consolidating some or all of its operations located principally in Dallas, Texas during the next two years. The Company's management believes that its current facilities are suitable and adequate for its business.

OPERATING LEASES AND MAINTENANCE AGREEMENTS

         The Company has commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 1999 are disclosed in Note 14, "Commitments and Contingencies," to the Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

         The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flow.

         On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which was subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, breach of warranty, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract substantially limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan has used and continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The Company has filed a motion to dismiss Robert Plan's claims. The court has heard arguments on the motion, but has not yet ruled. The Company intends to vigorously defend the lawsuit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "PER." The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Class A Common Stock for the periods indicated. There was no established public trading market for the Company's Class A Common Stock prior to February 2, 1999, and the initial public offering price was $16.00 per share.

         Calendar Year                          High                       Low
         -------------                         ------                     ------
         1999

               First Quarter                   $85.75                     $25.50
               Second Quarter                   33.63                      22.06
               Third Quarter                    29.50                      17.63
               Fourth Quarter                   21.75                      15.31

         The last reported sale price of the Class A Common Stock on the NYSE on March 1, 2000 was $25.00 per share. As of March 1, 2000, the approximate number of record holders of Class A Common Stock was 3,475.

         The Company has never paid cash dividends on shares of its Class A Common Stock and has no current intention of paying such dividends in the future.

         On February 1, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1, Registration No. 333-60755 relating to the Company's initial public offering ("IPO"), effective.

         As of the filing of this 10-K, the Company has used $37.0 million in proceeds from the IPO. Of this balance, $17.0 million was utilized to purchase 1,000,000 shares of common stock in a publicly traded company as a temporary investment, and $20.0 million was paid in connection with a strategic alliance agreement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 have been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, which are included herein.

                                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                              1999          1998         1997          1996          1995
                                           ----------    ----------   ----------    ----------    ----------
                                                         (in millions, except per share data)
OPERATING DATA (1):
Revenue ................................   $  1,151.6    $    993.6   $    781.6    $    599.4    $    342.3
Direct cost of services ................        875.8         787.9        636.3         461.2         268.6
                                           ----------    ----------   ----------    ----------    ----------
Gross profit ...........................        275.8         205.7        145.3         138.2          73.7
Selling, general and administrative
     expenses ..........................        169.2         140.3        125.7          92.9          52.8
Goodwill impairment ....................           --           4.1           --            --            --
Purchased research and development .....           --            --          2.0           4.0            --
                                           ----------    ----------   ----------    ----------    ----------
Operating income .......................        106.6          61.3         17.6          41.3          20.9
Interest income, net ...................         10.9           4.2          0.6           0.8           1.3
Equity in earnings(losses)
     of unconsolidated affiliates ......          9.0           7.9          4.1          (0.3)           --
Write-down of nonmarketable equity
     securities ........................           --            --         (3.9)           --            --
Other income(expense) ..................         (0.7)          2.8          1.1          (1.6)         (2.0)
                                           ----------    ----------   ----------    ----------    ----------
Income before taxes ....................        125.8          76.2         19.5          40.2          20.2
Provision for income taxes .............         50.3          35.7          8.3          19.7           9.4
                                           ----------    ----------   ----------    ----------    ----------
Net income .............................   $     75.5    $     40.5   $     11.2    $     20.5    $     10.8
                                           ==========    ==========   ==========    ==========    ==========
Basic earnings per common share (2) ....   $     0.85    $     0.53   $     0.14    $     0.27    $     0.17
Weighted average common shares
     outstanding (2) ...................         88.4          76.9         78.3          74.1          62.3
Diluted earnings per common
     share (2) .........................   $     0.67    $     0.42   $     0.12    $     0.24    $     0.16
Weighted average diluted common
     shares outstanding (2) ............        113.2          97.1         95.2          84.3          66.7

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents ..............   $    294.6    $    144.9   $     35.3    $     27.5    $     17.4
Total assets ...........................        613.9         382.1        267.1         232.2         130.5
Long-term debt (3) .....................          0.6           1.5          2.9           5.2           6.1
Stockholders' equity ...................        390.7         142.6         93.3          70.8          42.9

OTHER DATA:
Capital expenditures ...................   $     25.2    $     25.4   $     46.1    $     27.5    $     18.3

(1) The Company's results of operations include the effects of business acquisitions made in 1996 and 1997. See Note 5 of the Notes to the Consolidated Financial Statements included herein.

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

OVERVIEW

         The Company is a worldwide provider of information technology services and e-business solutions to a broad range of clients. The Company integrates three core disciplines in providing solutions and services to its clients: information technology infrastructure services, systems integration and applications development, and business integration. Information technology infrastructure services combine information technology outsourcing, staffing, and infrastructure management. Systems integration and applications development include the design and implementation of new and existing systems, including both custom-developed and packaged software. Business integration services include working with clients to develop and implement business and e-business strategies, information technology strategies, and process redesign programs.

         The Company's top ten clients accounted for approximately 64.7% of total revenue for the year ended December 31, 1999, 65.7% for the year ended December 31, 1998, and 64.1% for the year ended December 31, 1997. Approximately 33.9% of the Company's total revenue was derived from international operations for the year ended December 31, 1999, 35.5% for the year ended December 31, 1998, and 33.6% for the year ended December 31, 1997.

         The Company provides services under contracts containing pricing provisions that relate to the level of services supplied by the Company ("level-of-effort"), provide for a set fee to be received by the Company ("fixed-price"), or link the revenue to the Company to a client-specific data point, such as the number of transactions processed or computing minutes consumed ("unit-price"). Many of the Company's contracts combine more than one of these types of provisions. The majority of the Company's revenue for the years ended December 31, 1999, 1998, and 1997 was derived from level-of-effort contracts. Revenue from level-of-effort contracts is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percent of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized on the percentage-of-completion method and is earned based on the percentage relationship of incurred contract costs to date to total estimated contract costs, after giving effect to the most recent estimates of total cost. Revenue from unit-price contracts is recognized based on technology units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service.

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

         The Company experienced substantial revenue growth from 1996 to 1999, achieving a three year compounded annual growth rate ("CAGR") of 24.3%. A significant portion of the growth is due to the continued strategic relationship with UBS AG ("UBS"). UBS related revenue accounted for 29.9%, 27.3%, and 27.2% of total Company revenue from 1999, 1998 and 1997, respectively. Additionally, during this period the Company grew its short-term project business as well as its consulting and e-commerce practices.

         The Company had been providing services for East Midlands Electricity
(IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992 (as amended, the "EME Agreement"). In July 1998, PowerGen plc ("PowerGen") acquired EME from Dominion Resources, Inc. Pursuant to EME's right to terminate the EME Agreement following a change in control of EME, PowerGen and EME terminated the EME Agreement effective September 1999.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

         Total revenue increased in 1999 by 15.9% to $1,151.6 million from $993.6 million in 1998, due to increases of $73.3 million from UBS and $118.1 million from new sales and short-term projects signed since early 1998. These increases were partially offset by a $19.8 million revenue decrease from the termination of EME and a net decrease of $13.6 million from other existing clients. During 1999, revenue from UBS totaled $344.2 million.

         Domestic revenue grew by 18.8% in 1999 to $760.9 million from $640.5 million in 1998, and increased slightly as a percent of total revenue to 66.1% from 64.5% in the prior year.

         Non-domestic revenue, consisting of European and Asian operations, grew by 10.6% in 1999 to $390.7 million from $353.1 million in 1998, and decreased as a percent of total revenue to 33.9% from 35.5% over the same periods. The largest components of European operations are the United Kingdom, where revenue (including $10.6 million of one-time contract termination fees received from EME) decreased by 5.7% in 1999 to $241.0 million from $255.6 million in 1998, and Switzerland, where revenue increased 50.0% in 1999 to $63.6 million from $42.4 million in 1998. Asian operations generated revenue of $18.9 million, or 1.6% of total revenue and $17.8 million, or 1.8% of total revenue, in 1999 and 1998, respectively.

         Direct costs of services increased in 1999 by 11.2% to $875.8 million from $787.9 million in 1998, due primarily to the continued growth in the Company's business. Gross margin increased to 23.9% in 1999 as compared to 20.7% in 1998. In 1998, gross margin was impacted by a $16.0 million charge to address Year 2000 exposures for certain client contracts which was partially offset by contract termination gains totaling $6.5 million. In the fourth quarter of 1999, the Company revised its estimated Year 2000 exposure downward by $11.1 million. The unexpectedly low incidence of actual Year 2000 outages and problems occurring after December 31, 1999 triggered this reduction. Also during 1999, gross margin was favorably impacted by the net gain of $8.0 million on the termination of the EME contract (revenue of $10.6 million less $2.6 million in termination related direct cost of services incurred).

         Selling, general and administrative expenses increased in 1999 by 20.6% to $169.2 million from $140.3 million in 1998 and slightly increased as a percent of total revenue to 14.7% from 14.1%. While the Company continued to control its normal general and administrative spending as a percent of revenue, the Company increased its spending primarily in the areas of business development and sales. Absent the intentional increased spending on the Company's sales force, selling, general and administrative expenses would have declined as a percent of revenue from the prior year.

         As a result of the factors noted above, operating income increased in 1999 to $106.6 million from $61.3 million in 1998, and operating margin (operating income as a percent of total revenue) increased to 9.3% from 6.2%.

         Interest income increased to $11.3 million in 1999, compared to $4.5 million in 1998 due primarily to a significant increase in cash and cash equivalents, resulting from $108.1 million of net proceeds received from the Company's initial public offering ("IPO") and cash generated from operations.

         Equity in earnings of unconsolidated affiliates increased in 1999 to $9.0 million from $7.9 million in 1998 due to improved results at HCL Perot Systems N.V. ("HPS"), a software joint venture based in India. The equity in earnings for HPS increased to $5.2 million from $2.7 million, offset by the equity in earnings for Systor AG ("Systor"), a subsidiary of UBS, which decreased to $3.8 million from $5.0 million in 1999 and 1998, respectively. During the first quarter of 2000, the Company sold its equity interest in Systor.

         Other income (expense) decreased in 1999 to a net expense of $0.7 million from a net gain of $2.8 million in 1998, primarily because of a non-recurring $3.0 million gain on the sale of the Company's limited partnership interest in a venture capital fund in 1998.

         The decrease in the effective tax rate to 40.0% in 1999 from 46.9% in 1998 was due primarily to non-deductible goodwill write-downs recorded in 1998 and lower overall foreign and state taxes in 1999.

         Net income increased 86.6% in 1999 to $75.5 million from $40.5 million in 1998, and net income as a percent of total revenue increased to 6.6% from 4.1%.

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

         Total revenue increased in 1998 by 27.1% to $993.6 million from $781.6 million in 1997, due to increases of $64.0 million from two significant contracts initiated since the second half of 1997, $58.4 million from UBS, $37.1 million from EME and $52.5 million from the extension and expansion of existing client relationships. During 1998, revenue from UBS and EME totaled $270.9 million and $116.5 million, respectively.

         Domestic revenue grew by 23.4% in 1998 to $640.5 million from $519.1 million in 1997, and decreased slightly as a percent of total revenue to 64.5% from 66.4% over the same period.

         Non-domestic revenue, consisting of European and Asian operations, grew by 34.5% in 1998 to $353.1 million from $262.5 million in 1997, and increased as a percent of total revenue to 35.5% from 33.6% over the same periods. The largest components of European operations are the United Kingdom, where revenue increased by 34.7% in 1998 to $255.6 million from $189.8 million in 1997, and Switzerland, where revenue increased 15.2% in 1998 to $42.4 million from $36.8 million in 1997. Asian operations generated revenue of $17.8 million, or 1.8% of total revenue in 1998, compared to $9.7 million, or 1.2% of total revenue, in 1997, respectively.

         Direct costs of services increased in 1998 by 23.8% to $787.9 million from $636.3 million in 1997, due primarily to continued growth in the Company's business. Gross margin increased to 20.7% in 1998 as compared to 18.6% in 1997. The increase in gross margin was due in part to certain charges in 1997 including a contract loss provision of $10.2 million related to known termination and contract completion losses on two long-term contracts, a $3.6 million write-off of intellectual property rights acquired and $4.3 million in business integration expenses, collectively representing a 2.3 percentage point reduction to 1997 gross margin. In 1998, gross margin was impacted by a $16.0 million charge to address Year 2000 exposures for certain client contracts which was partially offset by contract termination gains totaling $6.5 million, representing a net 1.0 percentage point reduction in gross margin.

         Selling, general and administrative expenses increased in 1998 by 11.6% to $140.3 million from $125.7 million in 1997, but decreased as a percent of total revenue to 14.1% from 16.1%. The most significant savings in administrative expenses included reductions in executive compensation, the cancellation of discretionary projects, and reductions in marketing and promotional expenses and in non-essential travel. Operating income increased in 1998 to $61.3 million from $17.6 million in 1997, and operating margin (operating income as a percent of total revenue) increased to 6.2% from 2.3%.

         Equity in earnings of unconsolidated affiliates, net, increased in 1998 to $7.9 million from $4.1 million in 1997 due to improved results at Systor and HPS. The equity in earnings for Systor increased to $5.0 million from $3.6 million, and the equity in earnings for HPS increased to $2.7 million from $0.5 million in 1998 and 1997, respectively. Other income (expense) increased in 1998 to $2.8 million from $1.1 million in 1997 primarily due to a $3.0 million gain on the sale of the Company's limited partnership interest in a venture capital fund in 1998, offset in part by the $0.7 million loss on the sale of a subsidiary and a $0.4 million decrease in foreign exchange gains from 1997 to 1998.

         The increase in the effective tax rate to 46.9% in 1998 from 42.5% in 1997 was due primarily to non-deductible goodwill write-downs recorded in 1998. Excluding the write-downs, the effective rate would have been 44.5%.

         Net income increased 261.6% to $40.5 million in 1998 from $11.2 million in 1997, and net income margin increased to 4.1% from 1.4%.

LIQUIDITY AND CAPITAL RESOURCES

         In 1999, cash and cash equivalents increased 103.3% to $294.6 million from $144.9 million at December 31, 1998 due primarily to the Company's IPO of 7,475,000 shares of the Company's Class A Common Stock in February 1999 and cash flow from operations.

         Net cash provided by operating activities decreased to $77.4 million in 1999 from $113.9 million in 1998. The decrease in cash flow from operating activities was due primarily to a significant growth in the accrued compensation for annual bonuses earned in 1998, but not paid until the first quarter of 1999. These decreases were partially offset by an increase in net income and a decrease in income taxes payable, which resulted from a tax benefit that the Company receives when associates exercise stock options.

         Net cash used in investing activities was $41.3 million in 1999 compared to $11.1 million in 1998. The significant increase in cash used in investing activities was due to the Company's purchase of 1,000,000 shares in the initial public offering of TenFold Corporation for $17.0 million during the second quarter of 1999. Cash expenditures for property, equipment and software in 1999 were $25.2 million compared to $25.4 million in 1998. Additionally, 1998 expenditures were offset by $7.9 million in proceeds from the sale of property, equipment and software and $5.2 million from the sale of the Company's limited partnership interest in a venture capital fund.

         In 1999, net cash provided by financing activities was approximately $119.0 million, compared to $4.2 million in 1998. In 1999, the Company's IPO generated proceeds of $108.1 million and the exercise of options to purchase the Company's Class A and Class B shares generated $7.8 million and $3.1 million, respectively.

         The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During 1999, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $5.3 million, as British pounds and Swiss francs weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

         During the first quarter of 2000, the Company generated cash of approximately $55.5 million from the sale of its 40% equity interest in Systor, and approximately $24.0 million from the sale of certain marketable equity securities.

NEW ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133 ("Statement 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Statement 133 was updated with SFAS No. 137 to make the accounting effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the implementation of Statement 133 will have a material effect on the Company's consolidated financial position or results of operations.

YEAR 2000 ISSUES

         The following statements and all other statements made herein with respect to the Company's Year 2000 processing capabilities or readiness are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386).

         Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "Year 2000 Problem." Although we observed only minor problems in systems operated for us or our clients during the transition from 1999 to 2000, our management continues to believe that it is not possible to determine with complete certainty that all Year 2000 Problems that could affect us or our clients have been identified or resolved. The number of devices that could be affected and the interactions among these devices are simply too numerous. It is possible that additional problems could occur later this year as month end, quarter end and year end processes are executed. As a result, we are continuing to review and monitor systems we believe could be affected and take precautions that we believe to be appropriate.

         Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that had to be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company estimates the total cost of completing modifications, upgrades, or replacements to internal systems is $2.6 million, most of which was incurred during 1999.

         Based on its experience through the date of this disclosure, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

         Client Systems. During 1997, the Company initiated assessments of the effect of the Year 2000 Problem on computers, software and other equipment it operates or maintains for its customers, and its obligations to modify, upgrade, or replace these systems. As part of this process, the Company has been estimating the costs and revenues to the Company for performing any necessary services. The Company is monitoring and updating this assessment on an ongoing basis. The estimated cost associated with making clients' systems Year 2000 compliant for contracts where the Company is obligated to perform these services at its expense generally has been and will be treated as a contract cost and is included in the estimate of total contract costs for the respective contract under the Company's revenue recognition policy. The Company estimates these costs were $3.9 million, most of which were incurred during 1999. If any Year 2000 Problems occur, management believes that they will be resolved in the ordinary course of business and may result in claims for pricing adjustments or penalties.

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

EFFECT OF EUROPEAN MONETARY UNION

         Effective January 1, 1999, the European Union adopted economic and monetary union in Europe, resulting in the introduction of a single currency called the EURO. The Company is currently taking the steps necessary to convert or upgrade its internal systems and, where the Company is contractually obligated to take these steps, systems operated or maintained on behalf of its clients. The Company expects to complete the implementation of Euro compliant systems by December 31, 2000. The EURO conversion is not expected to have a material effect on the Company's operations, financial condition or results of operations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS                                       Page
                                                                        ----
Index to Consolidated Financial Statements ........................  F-1
Report of Independent Accountants .................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998 ......  F-3
Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997 ..............................  F-4
Consolidated Statements of Changes in Stockholders' Equity for
    the years ended December 31, 1999, 1998 and 1997 ..............  F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997 ..............................  F-6
Notes to Consolidated Financial Statements ........................  F-7 to F-35

The Financial Statement Schedule is submitted as Exhibit 99(a) to this Annual Report on Form 10-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


     Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants ................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998 .....   F-3
Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997 .............................   F-4
Consolidated Statements of Changes in Stockholders' Equity for
    the years ended December 31, 1999, 1998 and 1997 .............   F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997 .............................   F-6
Notes to Consolidated Financial Statements .......................   F-7 to F-35

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Perot Systems Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Perot Systems Corporation and Subsidiaries (the "Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                  /s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 8, 2000

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                             (dollars in thousands)

                                                                                     1999       1998
                                                                                   --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents ....................................................   $294,645   $144,907
  Marketable equity securities .................................................     39,938         --
  Accounts receivable, net .....................................................    156,754    115,441
  Prepaid expenses and other ...................................................     29,744     15,963
  Deferred income taxes ........................................................     21,416     32,081
                                                                                   --------   --------
    Total current assets .......................................................    542,497    308,392
Property, equipment and purchased software, net ................................     38,965     39,508
Investments in and advances to unconsolidated affiliates .......................     24,884     16,324
Other non-current assets .......................................................      7,619     17,922
                                                                                   --------   --------
    Total assets ...............................................................   $613,965   $382,146
                                                                                   ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................   $ 38,069   $ 41,824
  Accrued liabilities ..........................................................     94,203    118,147
  Deferred revenue .............................................................     20,533      9,397
  Accrued compensation .........................................................     53,057     49,982
  Other current liabilities ....................................................     10,367     17,303
                                                                                   --------   --------
    Total current liabilities ..................................................    216,229    236,653

Other non-current liabilities ..................................................      7,014      2,910
                                                                                   --------   --------
    Total liabilities ..........................................................    223,243    239,563
                                                                                   --------   --------
Commitments and contingencies

Stockholders' equity:
  Class A Common Stock; par value $.01; authorized 200,000,000 shares;
    outstanding 90,819,898 and 77,126,048 shares, 1999 and 1998,
    respectively ...............................................................        908        811
  Class B Convertible Common Stock; par value $.01; authorized
    24,000,000 shares; issued and outstanding 1,784,320 and 934,320 shares,
    1999 and 1998, respectively ................................................         18          9
  Additional paid-in capital ...................................................    226,712     72,936
  Other stockholders' equity ...................................................    151,177     68,128
  Accumulated other comprehensive income .......................................     11,907        699
                                                                                   --------   --------
    Total stockholders' equity .................................................    390,722    142,583
                                                                                   --------   --------
    Total liabilities and stockholders' equity .................................   $613,965   $382,146
                                                                                   ========   ========

                 The accompanying notes are an integral part of these
                    consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
            (dollars and shares in thousands, except per share data)


                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
Revenue ....................................................   $  1,151,553    $    993,589    $    781,621
Costs and expenses:
     Direct cost of services ...............................        875,779         787,877         636,296
     Selling, general and administrative expenses ..........        169,176         140,262         125,732
     Goodwill impairment ...................................             --           4,135              --
     Purchased research and development ....................             --              --           2,000
                                                               ------------    ------------    ------------
Operating income ...........................................        106,598          61,315          17,593
Interest income ............................................         11,328           4,471           1,916
Interest expense ...........................................           (423)           (245)         (1,282)
Equity in earnings of unconsolidated affiliates ............          8,976           7,933           4,136
Write-down of nonmarketable equity securities ..............             --              --          (3,900)
Other income (expense) .....................................           (650)          2,732           1,045
                                                               ------------    ------------    ------------
Income before taxes ........................................        125,829          76,206          19,508
Provision for income taxes .................................         50,332          35,741           8,291
                                                               ------------    ------------    ------------
Net income .................................................   $     75,497    $     40,465    $     11,217
                                                               ============    ============    ============

Basic and diluted earnings per common share:
     Basic earnings per common share .......................   $       0.85    $       0.53    $       0.14
     Weighted average common shares outstanding ............         88,350          76,882          78,336
     Diluted earnings per common share .....................   $       0.67    $       0.42    $       0.12
     Weighted average diluted common shares outstanding ....        113,229          97,142          95,192


              The accompanying notes are an integral part of these
                    consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (dollars in thousands)


                                                                                                  NOTES
                                                              ADDITIONAL                        RECEIVABLE                 TOTAL
                                                      COMMON   PAID-IN    RETAINED   TREASURY      FROM                STOCKHOLDERS'
                                                       STOCK   CAPITAL    EARNINGS    STOCK    STOCKHOLDERS    OTHER*     EQUITY
                                                      ------  ----------  --------   --------  ------------   -------  ------------
Balance, January 1, 1997............................  $ 792   $ 51,065    $ 27,830   $     --  $   (4,286)    $(4,639) $   70,762

Issuance of Class A shares for
  business acquired (740,000 shares)................      8      2,693          --         --          --          --       2,701
Issuance of options for business acquired...........     --      1,500          --         --          --          --       1,500
Issuance of Class A shares under
  incentive plans (1,026,942 shares)................     11      1,930          --         --      (1,427)         --         514
Issuance of Class A shares under
  incentive plans (210,000 shares)..................     --         --          --        263          --          --         263
Exercise of stock options for
  Class A shares (35,000 shares)....................     --       (350)         --         --          --          --        (350)
Exercise of stock options for
  Class A shares (1,274,040 shares).................     --         --          --      1,215         (39)         --       1,176
Class A shares repurchased (6,078,264 shares).......     --         --          --     (5,344)      2,603          --      (2,741)
Sale of Class B shares and options to
  UBS (100,000 shares)..............................      1      8,502          --         --          --          --       8,503
Amortization of deferred compensation...............     --         --          --         --          --         256         256
Reversal of deferred compensation...................     --     (1,050)         --         --          --       1,050          --
Amortization of contract rights.....................     --         --          --         --          --         196         196
Elimination of contract rights......................     --     (4,146)         --         --          --       4,146          --
Note repayments and other...........................     --       (125)         --        (84)        210          --           1
Tax benefit of employee options exercised...........     --      1,121          --         --          --          --       1,121
Net income..........................................     --         --      11,217         --          --          --      11,217
Other comprehensive income, net of tax
  Translation adjustment............................     --         --          --         --          --      (1,803)     (1,803)
                                                                                                                       ----------
Comprehensive income................................                                                                        9,414
                                                      -----   --------    --------   --------  ----------     -------  ----------
Balance, December 31, 1997..........................  $ 812   $ 61,140    $ 39,047   $ (3,950) $   (2,939)    $  (794) $   93,316

Issuance of Class A shares under
  incentive plans (16,712 shares)...................     --        216          --         --          --          --         216
Issuance of Class A shares under
  incentive plans (80,000 shares)...................     --         --          --         54          --          --          54
Exercise of stock options for
  Class A shares (2,312,902 shares).................     --        337          --      1,825        (192)         --       1,970
Exercise of stock options for
  Class B shares (834,320 shares)...................      8      3,037          --         --          --          --       3,045
Class A shares repurchased (1,738,980 shares).......     --         --          --     (3,755)      1,077          --      (2,678)
Note repayments and other...........................     --        517          --         11         139          --         667
Tax benefit of employee options exercised...........     --      3,467          --         --          --          --       3,467
Deferred compensation, net of amortization..........     --      4,222          --         --          --      (3,654)        568
Net income..........................................     --         --      40,465         --          --          --      40,465
Other comprehensive income, net of tax
  Translation adjustment............................     --         --          --         --          --       1,493       1,493
                                                                                                                       ----------
Comprehensive income................................                                                                       41,958
                                                      -----   --------    --------   --------  ----------     -------  ----------
Balance, December 31, 1998..........................  $ 820   $ 72,936    $ 79,512   $ (5,815) $   (1,915)    $(2,955) $  142,583

Issuance of Class A shares at
  initial public offering (7,475,000 shares)........     75    108,051          --         --          --          --     108,126
Issuance of Class A shares under
  incentive plans (331,773 shares)..................      2      4,871          --        129          --          --       5,002
Exercise of stock options for
  Class A shares (5,938,356 shares).................     20      1,522          --      6,354        (512)         --       7,384
Exercise of stock options for
  Class B shares (850,000 shares)...................      9      3,094          --         --          --          --       3,103
Class A shares repurchased (51,279 shares)..........     --         --          --       (668)         --          --        (668)
Note repayments and other...........................     --         --          --         --       1,417          --       1,417
Tax benefit of employee options exercised...........     --     35,909          --         --          --          --      35,909
Deferred compensation, net of amortization..........     --        329          --         --          --         832       1,161
Net income..........................................     --         --      75,497         --          --          --      75,497
Other comprehensive income, net of tax
  Unrealized gain on marketable equity securities...     --         --          --         --          --      13,992      13,992
  Translation adjustment............................     --         --          --         --          --      (2,784)     (2,784)
                                                                                                                       ----------
Comprehensive income................................                                                                       86,705
                                                      -----   --------    --------   --------  ----------     -------  ----------
Balance, December 31, 1999..........................  $ 926   $226,712    $155,009   $     --  $   (1,010)    $ 9,085  $  390,722
                                                      =====   ========    ========   ========  ==========     =======  ==========



* The Other balance as of January 1, 1997 includes ($4,342) contract rights, $1,009 accumulated other comprehensive income and ($1,306) deferred compensation.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (dollars in thousands)

                                                                                     1999          1998          1997
                                                                                  ----------    ----------    ----------
Cash flows from operating activities:
     Net income ...............................................................   $   75,497    $   40,465    $   11,217
                                                                                  ----------    ----------    ----------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ........................................       27,434        37,514        35,363
         Write-off of purchased research and development ......................           --            --         2,000
         Write-off of intellectual property rights ............................           --           853         3,623
         Loss (gain) on nonmarketable equity securities .......................           --        (2,986)        3,900
         Equity in earnings of unconsolidated affiliates ......................       (8,976)       (7,933)       (4,136)
         Change in deferred income taxes ......................................        4,936        (6,120)      (10,423)
         Other ................................................................        3,888         1,962           455
     Changes in assets and liabilities (net of effects from acquisition of businesses):
              Accounts receivable .............................................      (40,863)      (11,845)       16,039
              Prepaid expenses ................................................        1,303        (3,508)       (3,010)
              Other current and non-current assets ............................       (3,240)       (1,231)        5,843
              Accounts payable and accrued liabilities ........................      (21,714)       45,085        13,244
              Deferred revenue ................................................       11,363       (13,912)          372
              Accrued compensation ............................................        4,154        26,008         3,295
              Income taxes ....................................................       19,904         9,476        (3,550)
              Other current and non-current liabilities .......................        3,692            53        (3,260)
                                                                                  ----------    ----------    ----------
                  Total adjustments ...........................................        1,881        73,416        59,755
                                                                                  ----------    ----------    ----------
                  Net cash provided by operating activities ...................       77,378       113,881        70,972
                                                                                  ----------    ----------    ----------
Cash flows from investing activities:
     Purchases of property, equipment and software ............................      (25,205)      (25,424)      (46,054)
     Proceeds from sale of property, equipment and software ...................          883         7,852         2,366
     Proceeds from sale of nonmarketable equity securities ....................           --         5,162            --
     Proceeds from sale of business ...........................................           --           893            --
     Investments in and advances to minority interests ........................           --           744        (2,891)
     Investments in marketable equity securities ..............................      (17,000)           --            --
     Acquisition of intellectual property rights ..............................           --            --        (5,623)
     Acquisition of businesses, net of cash acquired of $665 ..................           --            --       (13,721)
     Other ....................................................................           --          (372)           --
                                                                                  ----------    ----------    ----------
                  Net cash used in investing activities .......................      (41,322)      (11,145)      (65,923)
                                                                                  ----------    ----------    ----------
Cash flows from financing activities:
     Principal payments on debt and capital lease obligations .................         (863)       (1,380)       (3,725)
     Proceeds from issuance of common stock ...................................      113,336         3,045           381
     Proceeds from sale of stock options ......................................           --            --         8,139
     Repayment of stockholder notes receivable ................................        1,517           193           266
     Proceeds from issuance of treasury stock .................................        5,731         3,582         1,125
     Purchases of treasury stock ..............................................         (466)         (950)       (1,834)
     Other ....................................................................         (255)         (307)           --
                                                                                  ----------    ----------    ----------
                  Net cash provided by financing activities ...................      119,000         4,183         4,352
                                                                                  ----------    ----------    ----------
Effect of exchange rate changes on cash and cash equivalents ..................       (5,318)        2,690        (1,619)
                                                                                  ----------    ----------    ----------
Net increase in cash and cash equivalents .....................................      149,738       109,609         7,782
Cash and cash equivalents at beginning of year ................................      144,907        35,298        27,516
                                                                                  ----------    ----------    ----------
Cash and cash equivalents at end of year ......................................   $  294,645    $  144,907    $   35,298
                                                                                  ==========    ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Perot Systems Corporation (the "Company") was originally incorporated in the state of Texas in 1988 and on December 19, 1995, the Company reincorporated in the state of Delaware. The Company provides information technology services and e-business solutions to clients on a worldwide basis. The significant accounting policies of the Company are described below.

         PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

                  The Company's investments in companies in which it does not have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in unconsolidated companies and limited partnerships that are less than 20% owned, where the Company has virtually no influence over operating and financial policies, are carried at cost. The Company periodically evaluates whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investments, the underlying assets are written down by charges to expense so that the carrying amount equals the future discounted cash flows.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         REVENUE RECOGNITION

                  The Company provides services under level-of-effort, fixed-price, and unit-price contracts, with the length of existing contracts ranging up to 11 years. Revenue from level-of-effort pricing is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percentage of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized on the percentage-of-completion method and is earned based on the percentage relationship of incurred contract costs to date to total estimated contract costs, after giving effect to the most recent estimates of total cost. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Revenue from unit-price contracts is recognized based on technology units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service, after an appropriate risk factor is applied.

                  Billings for products or services for which the Company acts as an agent on behalf of the client and bears no risk of non-performance are excluded from the Company's revenue, except to the extent of any mark-up added.

                  Deferred revenue comprises payments from clients for which services have not yet been performed or prepayments against development work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

         RESEARCH AND DEVELOPMENT COSTS

                  Research and development costs are charged to expense as incurred and were $1,058, $569 and $3,243 in 1999, 1998 and 1997, respectively. The 1997 amount included $2,000 related to the write-off of purchased research and development.

         PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Property and equipment under capital leases are recorded at the lower of their fair market value or the present value of future minimum lease payments determined at the inception of the lease.

                  Depreciation and amortization are calculated on a straight-line basis using estimated useful lives of two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Property and equipment recorded under capital leases are amortized on a straight-line basis over the lease term.

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

         SOFTWARE AND OTHER INTANGIBLES

                  Software purchased by the Company and utilized in providing contract services is capitalized at cost and amortized on a straight-line basis over the lesser of three to five years or the term of the related contract.

                  The Company periodically evaluates the carrying amount of software, intangibles and other long-lived assets, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the assets over the remaining useful lives of the related intangible assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related intangibles, the underlying assets are reduced by charges to expense so that the carrying amounts are equal to future discounted cash flows.

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

                  The Company does not provide for foreign withholding and income taxes on the undistributed earnings amounting to $91,484 at December 31, 1999 and $68,718 at December 31, 1998, cumulatively, for its foreign subsidiaries, as such earnings are intended to be permanently invested in those operations. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         FOREIGN OPERATIONS

                  The consolidated balance sheets include foreign assets and liabilities of $120,616 and $88,139, respectively, as of December 31, 1999 and $149,381 and $114,534, respectively, as of December 31, 1998.

                  Assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at current exchange rates as of the respective balance sheet date, and revenue and expenses are translated at average exchange rates during each reporting period. Translation gains and losses are recorded as a separate component of stockholders' equity.

                  The Company periodically enters into foreign currency exchange forward contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts generally have maturities that do not exceed one year.

                  The net foreign currency transaction gains (losses) reflected in Other income (expense) were ($604), $360 and $736 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                  One customer accounted for 11% of the Company's accounts receivable at December 31, 1999. No customers accounted for over 10% of the Company's accounts receivable at December 31, 1998.

         FINANCIAL INSTRUMENTS

                  The fair value of the Company's financial instruments is estimated using bank or market quotes. The fair value of the financial instruments is disclosed in the

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         relevant notes to the financial statements. The carrying amount of short-term financial instruments (cash and cash equivalents, accounts receivable, and certain other liabilities) approximates fair value due to the short maturity of those instruments.

                  The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the underlying hedged item. Additionally, the derivative must result in cash flows that are expected to be inversely correlated to those of the underlying hedged item. Such instruments to date have been limited to interest rate swaps and foreign currency exchange forward contracts.

                  The Company accounts for its marketable equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable equity securities at the time of purchase and reevaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reported as a component of Accumulated other comprehensive income.

         TREASURY STOCK

                  Treasury stock transactions are accounted for under the cost method.

         RECLASSIFICATIONS

                  Certain of the 1998 and 1997 amounts in the accompanying financial statements have been reclassified to conform to the current presentation. Certain stockholders' equity share numbers for 1998 and 1997 have been adjusted. These adjustments had no material effect on the Company's consolidated financial statements.

         STOCK BASED COMPENSATION

                  The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25 compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS 123").

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         ACCOUNTING STANDARD ISSUED

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). Under SFAS 137, SFAS 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the implementation of SFAS 133 will have a material effect on the Company's financial position or results of operations.

2.       MARKETABLE EQUITY SECURITIES

                  In May 1999, the Company purchased 1,000,000 common shares (approximately 3% voting interest) in the initial public offering of TenFold Corporation ("TenFold") for $17,000 as part of a strategic alliance agreement with TenFold to develop and deliver applications, products and services to clients of Perot Systems and TenFold.

                  At December 31, 1999, the fair market value of this investment was $39,938, and the unrealized gain of $13,992 (net of tax of $8,946) was classified in Accumulated other comprehensive income on the consolidated balance sheet.

                  There were no sales of marketable equity securities, and thus no realized gains or losses, during the year ended December 31, 1999. As discussed in Note 20, "Subsequent Events," the Company has sold a portion of these shares since December 31, 1999.

3.       ACCOUNTS RECEIVABLE

                  Accounts receivable consist of the following as of December
         31:

                                                       1999          1998
                                                    ----------    ----------
                  Amounts billed ................   $  108,412    $   68,589
                  Amounts to be invoiced ........       27,533        29,999
                  Recoverable costs and profits .       12,863         4,926
                  Other .........................       12,005        13,280
                  Allowance for doubtful accounts       (4,059)       (1,353)
                                                    ----------    ----------
                                                    $  156,754    $  115,441
                                                    ==========    ==========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                  With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed which are invoiced to the customer in the following month. Recoverable costs and profits represent amounts previously recognized as revenue that have not yet been billed in accordance with the contract terms. In certain cases, the period of recovery may extend beyond one year. However, classification of these amounts within current assets has been made in accordance with common industry practice. It is anticipated that $12,208 of the recoverable costs and profits will be billed in 2000 and $655 will be billed in 2001.

4.       PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

                  Property, equipment and purchased software consist of the following as of December 31:

                                                       1999          1998
                                                    ----------    ----------
         Owned assets:
            Computer equipment ..................   $   48,663    $   52,242
            Furniture and equipment .............       22,621        23,049
            Leasehold improvements ..............       15,769        16,065
            Automobiles .........................          293           640
                                                    ----------    ----------
                                                        87,346        91,996
               Less accumulated depreciation
                  and amortization ..............      (56,608)      (60,725)
                                                    ----------    ----------
                                                        30,738        31,271
                                                    ----------    ----------

         Assets under capital leases:
            Computer equipment ..................          101         1,164
            Furniture and equipment .............        1,582         1,582
                                                    ----------    ----------
                                                         1,683         2,746
               Less accumulated depreciation
                  and amortization ..............       (1,520)       (2,486)
                                                    ----------    ----------
                                                           163           260
                                                    ----------    ----------

         Purchased software .....................       27,345        32,094
              Less accumulated amortization .....      (19,281)      (24,117)
                                                    ----------    ----------
                                                         8,064         7,977
                                                    ----------    ----------

               Total property, equipment and
                  purchased software, net .......   $   38,965    $   39,508
                                                    ==========    ==========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                  Depreciation and amortization expense for property, equipment and purchased software was $22,387, $26,975 and $29,500 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.       ACQUISITIONS

                  During 1997, the Company acquired 100% of the equity interests or assets in four companies and 70% of the equity interests in another company. These five acquisitions were recorded under the purchase method of accounting. The purchase prices have been allocated to assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition.

                  Under the terms and conditions of the various acquisition agreements executed in 1997, the Company paid a total of $18,587:
         $14,386 in cash, $2,701 in the form of 740,000 shares of the Company's Class A Common Stock, and $1,500 in the form of options to purchase 1,100,000 shares of the Company's Class A Common Stock. The Company allocated $3,513 of the purchase price to the tangible net assets acquired and $15,074 to goodwill. The pro-forma effect of these transactions on the full year 1997 revenue, net income and earnings per common share was immaterial.

                  During 1998, the Company determined that certain amounts recorded for goodwill, primarily related to the acquisition of a company during 1997, were impaired and no longer recoverable. The determination was made based on management's best estimates of the undiscounted future operation cash flows over the remaining useful life of the goodwill. From this analysis, an impairment loss was calculated as the difference between the carrying amount of the goodwill and the fair value of the asset, based on discounted estimated future cash flows. Goodwill impairments included in the accompanying statements of operations totaled $4,135, consisting primarily of a write-down of $3,970 related to the aforementioned 1997 acquisition. This goodwill impairment was due primarily to an expected decline in future cash flows resulting from the departure of certain key employees during 1998.

                  Also during 1998, the Company sold its equity interest in Doblin Group, Inc., a Chicago based consulting company acquired in 1996. Under the terms and conditions of the divestiture agreement, the Company received $893 in cash, $1,182 in the form of 120,000 shares of the Company's Class A Common Stock, and a $59 note receivable. The impact of the sale was immaterial to the results of operations for the year ended December 31, 1998.

                  At December 31, 1999 and 1998, goodwill of $659 and $5,587, net of $22,201 and $17,535 in accumulated amortization, respectively, was included in Other assets on the consolidated balance sheet and related solely to business acquisition activity.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


6.       INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES AND MINORITY
         INTERESTS

                  At December 31, 1999, investments in and advances to unconsolidated affiliates included two equity investments.

                  On January 5, 1996, the Company acquired 40% of the equity interest in Systor AG ("Systor"), a Swiss information services company, from UBS AG as part of a larger services agreement. The Company's investment in Systor at December 31, 1999 and 1998 was $15,273 and $11,434, respectively. In June 1998, Systor declared a cash dividend for which the Company received $804. As discussed in Note 20, "Subsequent Events," the Company has recently sold its investment in Systor.

                  On March 26, 1996, the Company entered into a joint venture with HCL Corporation Limited and HCL Europe Limited whereby the Company owns 50% of HCL Perot Systems N.V. ("HPS"), an information technology services company based in India. The Company contributed capital of $500 to HPS during 1997 and is required to contribute additional capital up to a limit of $6,900, on a call basis. The Company's investment in HPS at December 31, 1999 and 1998 was $9,601 and $4,456, respectively. HPS provided subcontractor services to the Company totaling $28,670 and $26,808 for 1999 and 1998, respectively.

                  No dividends or distributions were received from investments in unconsolidated affiliates in 1999. The amount of cumulative undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $21,172, $12,189 and $5,060 for 1999, 1998 and 1997, respectively.

                  In 1996, the Company entered into an agreement to join a limited partnership venture capital fund and committed to invest $10,000, representing a 2.75% interest in the fund. In 1997, the Company made net capital contributions of $834. In January 1998, the Company sold its entire investment for $5,162, recognized a gain of $2,986, and has no future commitments to the fund.

                  In May 1996, the Company began purchasing shares of a class of preferred stock in a software company. As of December 31, 1999, the Company owned a total number of 2,417,000 shares, representing approximately a 5% equity interest. Additionally, in 1997 the Company purchased 4,000 shares of 5% cumulative convertible preferred stock for $1,000, representing a 4.5% interest in a privately held company specializing in the electronic transmission, storage and retrieval of documents. In December 1997, the Company wrote both of these investments down by the entire book value of $3,900 due to a decline in value considered to be other than temporary.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


7.       OTHER ASSETS

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

                  During the fourth quarter of 1997, the Company determined that it was not probable that the Company would generate future undiscounted cash flows sufficient to recover the recorded value of the IP Rights. The Company sold $1,000 of the IP Rights in October 1997, and charged $3,623 to direct cost of services to reflect the impairment of the remaining IP Rights.

8.       ACCRUED LIABILITIES

                  Accrued liabilities consist of the following as of December
         31:

                                                       1999         1998
                                                    ----------   ----------
         Operating expenses .....................   $   59,824   $   70,906
         Taxes other than income, insurance,
             rents, licenses and maintenance ....        4,342        1,737
         Other contract-related .................       30,037       45,504
                                                    ----------   ----------
                                                    $   94,203   $  118,147
                                                    ==========   ==========

         OTHER CONTRACT-RELATED

                  Other contract-related accrued liabilities represent provisions to match contract-related expenses to the period in which revenues from those contracts are recognized. These include claims made by customers for services that require additional effort and costs by the Company to satisfy contractual requirements. The Company continually monitors contract performance in light of client expectations, the complexity of work, project plans, delivery schedules, and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. An expense of $16,015 was recorded in 1998 to address Year 2000 exposure for certain customer contracts. In the fourth quarter of 1999, the Company revised its estimate of the expense associated with Year

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         2000 contract costs downward by $11,137, which represents $0.06 per diluted share for both the fourth quarter and year-end December 31, 1999 results.

9.       CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

                  Capital lease obligations and long-term debt are included in Other current liabilities and Other non-current liabilities at December 31, 1999 and 1998. These obligations have various payment terms through July 2001 at interest rates ranging from 6.0% to 10.81%. The total amount outstanding of these obligations at December 31, 1999 is $631, of which $445 is due in 2000 and $186 is due in 2001.

10.      COMMON AND PREFERRED STOCK

         COMMON STOCK

         Class A Common Stock

                  On February 2, 1999 (the "IPO Date"), the Company completed an initial public offering of 7,475,000 shares of Class A Common Stock at an initial public offering price of $16.00 per share. Net proceeds to the Company were $108,126.

         Class B Convertible Common Stock

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

                  On April 24, 1997, the Company concluded the renegotiation of the terms of its strategic alliance with UBS AG. Under the terms and conditions of the new agreement, which were effective from January 1, 1997, the Company sold to UBS AG 100,000 shares of the Company's Class B stock at a purchase price of $3.65 per share. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These shares vest at a rate of approximately 833 shares per month over the ten year term of the agreement. In the

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         event of termination of the agreement, the Company would have the right to buy back any previously acquired unvested shares for the original purchase price of $3.65 per share. Additionally, as discussed in Note 11, "Stock Awards and Options," options were issued to UBS under this agreement.

                  Pursuant to the Bank Holding Company Act of 1956 and subsequent regulations and interpretations by the Federal Reserve Board, UBS AG's holdings in terms of shares of the Company's Class B Common Stock may not exceed 10% of the total of all classes of the Company's common stock. Similarly, the total consideration paid by UBS AG for the purchase of shares plus the purchase and exercise of options may not exceed 10% of the Company's consolidated stockholders' equity as determined in accordance with generally accepted accounting principles. If, however, on certain specified anniversaries of the execution date of the new agreement, beginning in 2004, the number of Class B shares, for which UBS AG's options are exercisable, is limited due to an insufficient number of shares outstanding, UBS AG has the right to initiate procedures to eliminate such deficiency. These procedures may involve (i) issuance of additional Class A shares by the Company, (ii) a formal request to the Federal Reserve Board from UBS AG for authorization to exceed the 10% limit on ownership, or (iii) the purchase of Class B shares by the Company from UBS AG at a defined fair value. In addition, the exercise period for options to purchase vested shares would be increased beyond the normal five years to account for any time during such exercise period in which UBS AG is unable to exercise its options as a result of the regulations.

         Other Common Stock Activity

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

                  On January 5, 1999, the Company's Board of Directors authorized two series of Preferred Stock in connection with the adoption of a Shareholder Rights Plan: 200,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and 10,000 shares of Series B Junior

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         Participating Preferred Stock, par value $.01 per share (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Preferred Stock").

         STOCKHOLDER RIGHTS PLAN

                  The Company has entered into a Stockholder Rights Plan (the "Rights Plan"), pursuant to which one Class A right (a "Class A Right") is attached to each share of Class A Common Stock and one Class B right (a "Class B Right", and together with the Class A Rights, the "Rights") is attached to each share of Class B Common Stock. Each Class A Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Preferred Stock, at a purchase price of $55.00 per share, subject to adjustment. Each Class B Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series B Preferred Stock, at a purchase price of $55.00 per share, subject to adjustment. The Rights are not exercisable until the Distribution Date and will expire on January 7, 2009, unless earlier redeemed by the Company as described below. At any time until ten days following (i) the Stock Acquisition Date or (ii) the date that the Board of Directors of the Company determines a person to be an "Adverse Person," the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right. The ten day redemption period may be extended by the Board of Directors so long as the Rights are still redeemable. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.001 redemption price.

                  The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain acquirors from making takeover proposals or tender offers.

         EMPLOYEE STOCK PURCHASE PLAN

                  In July 1998, the Board of Directors adopted an employee stock purchase plan (the "ESPP"), which provides for the issuance of a maximum of 20,000,000 shares of Class A Common Stock. The ESPP became effective on the IPO Date. Eligible employees may have up to 10% of their earnings withheld to be used to purchase shares of the Company's common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


11.      STOCK AWARDS AND OPTIONS

         RESTRICTED STOCK PLAN

                  In 1988, the Company adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees and to reward outstanding performance. The Company may issue up to a total of 109,000,000 shares of the Company's Class A Common Stock under this plan, the 1991 Stock Option Plan and the 1996 Advisor and Consultant Stock Option/Stock Incentive Plan. Employees selected by management may elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A common shares over a five-to-ten year period. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. Prior to the Class A common shares becoming publicly traded, the Company retained a right of first refusal to buy the employees' vested shares at a formula price set forth in each agreement, based on fair value or book value. This right of first refusal terminated on the IPO Date when the Class A common shares became publicly traded. The Company may repurchase unvested shares and, under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees' cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal. The Company has from time to time financed the issuance of shares under the Restricted Stock Plan by executing promissory notes with the employees, with repayment terms ranging from one to fifteen years. These notes bear interest at 8%, payable at least annually, and are with recourse. Principal and interest payments vary from monthly to five years, and the loans are collateralized by the shares financed by the notes. The balance of the outstanding notes is included as a reduction to Stockholders' equity. For the years ended December 31, 1999, 1998 and 1997, 81,415, 40,652 and 1,662,204 shares, respectively, of the Company's Class A common stock were granted under the Restricted Stock Plan. The weighted average grant-date fair value for each respective year is $2,075, $135 and $4,505.

         1991 STOCK OPTION PLAN

                  In 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), which was amended in 1993 and 1998. Pursuant to the 1991 Plan, options to purchase the Company's Class A common shares can be granted to eligible employees. Prior to the IPO Date, such options were generally granted at a price not less than 100% of the fair value of the Company's Class A common shares, as determined by the Board of Directors, and based upon an independent third-party valuation. Subsequent to the IPO Date, the exercise price for options issued is the fair market value of the shares on the date of grant. The stock options vest over a three-to-ten

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         year period based on the provisions of each grant, and in some cases can be accelerated through attainment of financial performance criteria. For options issued before July 1998, there is generally a required two-year holding period for one half of the shares purchased once the options are exercised, and the options are usually exercisable from the vesting date until the date one year after the entire option grant has vested. Unexercised vested options are cancelled following the expiration of a certain period after the employee leaves the employment of the Company. Prior to the IPO Date, the Company had certain rights of first refusal to repurchase employees' shares obtained through exercise of the stock options at the employees' cost plus interest at 8%. For options granted on or after July 20, 1998, the Plan was amended to provide for immediate vesting in the event of death and continued vesting in the event of total disability, in each case, as defined in the Plan.

         ADVISOR STOCK OPTION/RESTRICTED STOCK INCENTIVE PLAN

                  In 1992, the Company adopted the Advisor Stock Option/Restricted Stock Incentive Plan (the "Advisor Plan"), which was modified in 1993, to enable non-employee directors and advisors to the Company and consultants under contract with the Company to acquire shares of the Company's Class A Common Stock at a price not less than 100% of the fair value of the Company's common stock, as determined by the Board of Directors and based upon an independent third-party valuation. The options and shares are subject to a vesting schedule and to restrictions associated with their transfer. Under certain circumstances, the shares can be repurchased by the Company at cost plus interest at 8% from the date of issuance.

                  In 1996, the Board approved the 1996 Non-Employee Director Stock Option/Stock Incentive Plan and the 1996 Advisor and Consultant Stock Option/Stock Incentive Plan, which together replaced the Advisor Plan for subsequent grants of options. Provisions of the Advisor Plan will remain in effect for outstanding stock and options, but no new issuances will be made pursuant to the plan.

         1996 NON-EMPLOYEE DIRECTOR STOCK OPTION/STOCK INCENTIVE PLAN

                  In 1996, the Company adopted the 1996 Non-Employee Director Stock Option/Stock Incentive Plan (the "Director Plan"). The Director Plan provides for the issuance of up to 800,000 Class A common shares or options to Board members who are not employees of the Company. Shares or options issued under the plan would be subject to five year vesting, with options expiring after an eleven year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         1996 ADVISOR AND CONSULTANT STOCK OPTION/STOCK INCENTIVE PLAN

                  In 1996, the Company adopted the 1996 Advisor and Consultant Stock Option/Stock Incentive Plan (the "Consultant Plan"). The Consultant Plan provides for the issuance of Class A common shares or options to advisors or consultants who are not employees of the Company, subject to restrictions established at time of issuance. The option exercise price is the fair market value of the shares on the date of grant. Any difference between the option price and the fair market value of the shares on the date of grant is calculated at the grant date and amortized ratably over the vesting period as compensation expense.

         CLASS B STOCK OPTIONS UNDER THE UBS AG AGREEMENT

                  Under the terms and conditions of the UBS AG agreement which was renegotiated in 1997, the Company sold to UBS AG options to purchase 7,234,320 shares of the Company's Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. These options are exercisable immediately and for a period of five years after the date that such shares become vested, at an exercise price of $3.65 per share. The 7,234,320 shares of Class B Common Stock subject to options vest at a rate of 63,073 shares per month for the first five years of the ten year agreement, and at a rate of 57,501 shares per month thereafter. In the event of termination of the UBS Warburg EPI Agreement, options to acquire unvested shares would be forfeited. UBS AG exercised 834,320 options in the third quarter of 1998 and an additional 850,000 options in the second quarter of 1999.

         OTHER STOCK AND OPTION ACTIVITY

                  During 1995, options for the purchase of 4,000,000 Class A common shares, with an exercise price of $0.50 per share, were granted to an executive officer of the Company when the fair value of the stock was estimated to be $0.875 per share. This resulted in deferred compensation of $1,500, which was recorded as a reduction to stockholders' equity. These options were exercised in 1995, whereby the Company received cash of $600, and a promissory note for $1,400 in consideration for the shares, under the terms of the original grant.

                  Prior to the IPO Date, the Company had a right of first refusal to buy back the vested shares for cash at a purchase price equal to fair value, and the unvested shares at the cost paid by the shareholder plus 8% per annum. During the third quarter of 1997, the executive terminated his employment and the Company made a non-cash repurchase of 2,800,000 shares of common stock through a reduction of $1,830 in outstanding notes receivable. The unamortized balance of deferred compensation was reclassified to Additional paid-in capital.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         DEFERRED COMPENSATION

                  The Company recorded $4,027 of deferred compensation expense for options granted in 1998, representing the difference between the option exercise price and the fair value of the underlying common stock. The Company recognized $360 and $373 of compensation expense during the years ended December 31, 1999 and 1998, respectively, and will amortize the remaining deferred compensation ratably over the respective vesting periods of the option grants. The estimated amount of compensation expense to be recognized, excluding consideration of future forfeitures, is approximately $314 for each year from 2000 through 2008.

         Activity in options for Class A Common Stock:

                                                                                                                      WEIGHTED
                                                                          DIRECTOR &                                  AVERAGE
                                                                          CONSULTANT        OTHER                     EXERCISE
                                                            1991 PLAN       PLANS          OPTIONS         TOTAL       PRICE
                                                          ------------   ------------    ------------  ------------  ------------
           1997 outstanding at beginning of year ....     27,888,068        450,000         535,648    28,873,716          0.91
           Granted ..................................     13,782,704        168,000              --    13,950,704          2.70
           Exercised ................................       (971,360)      (240,000)        (97,680)   (1,309,040)         0.51
           Forfeited ................................     (5,716,578)            --         (14,368)   (5,730,946)         1.55
                                                        ------------   ------------    ------------  ------------
           Outstanding at December 31, 1997 .........     34,982,834        378,000         423,600    35,784,434          1.52
                                                        ============   ============    ============  ============
           Exercisable at December 31, 1997 .........      4,621,650         89,000         280,384     4,991,034          0.66

           1998 outstanding at beginning of year ....     34,982,834        378,000         423,600    35,784,434          1.52
           Granted ..................................      1,986,820         30,000              --     2,016,820          3.27
           Exercised ................................     (2,140,102)       (94,000)        (78,800)   (2,312,902)         0.94
           Forfeited ................................     (6,398,830)       (70,000)        (18,080)   (6,486,910)         1.79
                                                        ------------   ------------    ------------  ------------
           Outstanding at December 31, 1998 .........     28,430,722        244,000         326,720    29,001,442          1.62
                                                        ============   ============    ============  ============
           Exercisable at December 31, 1998 .........      6,412,072         29,600         205,584     6,647,256          1.12

           1999 outstanding at beginning of year ....     28,430,722        244,000         326,720    29,001,442          1.62
           Granted ..................................     13,749,260         40,000              --    13,789,260         11.70
           Exercised ................................     (5,699,420)       (12,000)       (226,936)   (5,938,356)         1.33
           Forfeited ................................     (3,035,424)       (56,000)         (6,400)   (3,097,824)         6.07
                                                        ------------   ------------    ------------  ------------
           Outstanding at December 31, 1999 .........     33,445,138        216,000          93,384    33,754,522          5.38
                                                        ============   ============    ============  ============
           Exercisable at December 31, 1999 .........      5,419,887         53,200          59,240     5,532,327          2.62

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                  The following table summarizes information about options for Class A Common Stock outstanding at December 31, 1999:

                                                       WEIGHTED-AVERAGE
         EXERCISE                 NUMBER                  REMAINING                     NUMBER
           PRICE                OUTSTANDING            CONTRACTUAL LIFE              EXERCISABLE
       ------------            ------------            ----------------              ------------
             $0.250                 165,112                      2.36                     113,528
             $0.375                 879,160                      3.62                     465,580
             $0.500               4,848,969                      5.22                   1,136,029
             $0.875                 377,984                      2.68                     143,370
             $1.250               4,567,817                      7.48                     663,312
             $1.875               4,948,381                      7.27                   1,368,759
             $2.000                 114,000                      8.04                          --
             $3.375               5,536,739                      7.20                   1,033,569
            $11.000              11,248,860                      8.38                     608,180
            $13.500                  89,000                     10.08                          --
            $19.063                 475,500                      9.98                          --
            $20.750                 503,000                     10.42                          --
                               ------------                                          ------------

                                 33,754,522                      7.29                   5,532,327
                               ============                                          ============

         Weighted average exercise price of exercisable options...................         $ 2.62

                  As previously noted, the Company has continued to account for its employee and non-employee director stock option activity under APB
         25. Had the Company elected to adopt SFAS 123, the pro forma impact on net income and earnings per share would have been as follows:

                                                     1999         1998         1997
                                                  ----------   ----------   ----------
         Net income
               As reported ....................   $   75,497   $   40,465   $   11,217
               Pro forma ......................   $   72,562   $   40,005   $   10,655

         Basic earnings per common share
               As reported ....................   $     0.85   $     0.53   $     0.14
               Pro forma ......................   $     0.82   $     0.52   $     0.14

         Diluted earnings per common share
               As reported ....................   $     0.67   $     0.42   $     0.12
               Pro forma ......................   $     0.64   $     0.41   $     0.11

                  All options granted by the Company in 1999 and 1997 were granted at the estimated per share fair market value in effect on the grant date. For the year ended,

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         December 31, 1998, certain options were granted at less than fair market value. For all years, the options vest ratably over the vesting period, and expire one year after the final vesting date. Prior to the IPO Date, the fair value of each option grant was estimated on the grant date using the Minimum Value Stock option-pricing model. Subsequent to this date, the Black-Scholes option pricing model was utilized by the Company. The weighted average risk free interest rates were 4.68%, 5.52%, and 6.28% for the years ended December 31, 1999, 1998, and 1997, respectively. Volatility was 35% for the year ended December 31, 1999, and zero for the years ended December 31, 1998 and 1997. The expected life of each grant was equal to the midpoint of the vesting period, plus one year, for all periods presented. For example, an option vesting ratably over ten years has an expected life of six years. The weighted average grant-date fair value per share of options granted in 1999 and 1997 was $2.47 and $0.02, respectively. For options granted in 1998, the weighted average grant-date fair value per share of options that were granted at fair market value and less than fair market value was $0.14 and $0.32, respectively.

12.      INCOME TAXES

                  Income (loss) before taxes for the years ended December 31 was as follows:

                            1999         1998         1997
                         ----------   ----------   ----------
         Domestic ....   $   83,192   $   50,344   $   (4,054)
         Foreign .....       42,637       25,862       23,562
                         ----------   ----------   ----------
                         $  125,829   $   76,206   $   19,508
                         ==========   ==========   ==========

                  The provision for income taxes charged to operations was as follows:

                                                  1999          1998          1997
                                               ----------    ----------    ----------
         Current:
           U.S. federal .....................  $   26,092    $   23,958    $    9,159
           State and local ..................       4,268         3,904         1,383
           Foreign ..........................      15,036        13,999         8,172
                                               ----------    ----------    ----------
         Total current ......................  $   45,396    $   41,861    $   18,714
                                               ----------    ----------    ----------

         Deferred:
           U.S. federal .....................       5,107          (976)       (8,902)
           State and local ..................         957          (199)       (1,392)
           Foreign ..........................      (1,128)       (4,945)         (129)
                                               ----------    ----------    ----------
         Total deferred .....................       4,936        (6,120)      (10,423)
                                               ----------    ----------    ----------
         Total provision for income taxes ...  $   50,332    $   35,741    $    8,291
                                               ==========    ==========    ==========

         Taxes payable are reduced by $35,909 and $3,467 in 1999 and 1998, respectively, due to the benefit of stock options exercised for that year. This benefit is recorded as an increase to Stockholders' equity.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



         The Company has foreign net operating loss carryforwards of approximately $3,341 to offset future foreign taxable income. The loss carryforwards do not expire.

         Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                        1999          1998
                                                     ----------    ----------
         Conversion of acquired entity from
              cash basis to accrual basis of
              accounting .........................   $      186    $      636
         Unrealized gain on marketable equity
              securities .........................        8,946            --
         Equity investments ......................        4,854         2,384
                                                     ----------    ----------
         Gross deferred tax liabilities ..........       13,986         3,020
                                                     ----------    ----------

         Property and equipment ..................      (10,817)      (14,261)
         Accrued liabilities .....................      (22,341)      (31,500)
         Intangible assets .......................         (163)          514
         Deferred revenue ........................           --          (307)
         Loss carryforwards ......................       (1,012)           --
         Other ...................................       (2,393)          373
                                                     ----------    ----------
         Gross deferred tax assets ...............      (36,726)      (45,181)
                                                     ----------    ----------

         Net deferred tax asset ..................   $  (22,740)   $  (42,161)
                                                     ==========    ==========

                  A valuation allowance has not been established for the net deferred tax asset as of December 31, 1999 or 1998, due to a significant contract backlog and the availability of loss carrybacks.

                  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences, in dollars and percentages:

                                                      1999                    1998                   1997
                                               -------------------    -------------------    --------------------
                                                DOLLARS   PERCENT      DOLLARS   PERCENT      DOLLARS    PERCENT
                                               --------   --------    --------   --------    --------    --------
         Statutory U.S. tax rates              $ 44,040       35.0%   $ 26,671       35.0%   $  6,828        35.0%
         Non-deductible items                     1,255        1.0         768        1.0         528         2.7
         State and local taxes                    3,328        2.6       3,021        4.0        (215)       (1.1)
         Nondeductible
             amortization and write-
             off of intangible assets             1,108        0.9       3,824        5.0       1,765         9.0
         U.S. rates in excess of (less
             than) foreign rates & other            601        0.5       1,457        1.9        (615)       (3.1)
                                               --------   --------    --------   --------    --------    --------
         Total provision for
             income taxes                      $ 50,332       40.0%   $ 35,741       46.9%   $  8,291        42.5%
                                               ========   ========    ========   ========    ========    ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


13.      CERTAIN GEOGRAPHIC DATA

                  Services are provided through the parent company in the United States and through a worldwide network of subsidiaries. Summarized below is the financial information for each geographic area as defined by FASB SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." "All Other" includes financial information from the following geographic areas: Hong Kong, Japan, Singapore, Netherlands, Germany, France, Ireland, Switzerland, and Luxembourg.

                                                         1999         1998         1997
                                                      ----------   ----------   ----------
         United States:
              Total revenue .......................   $  760,873   $  640,508   $  519,122
              Long-lived assets at December 31 ....      103,033       52,312       58,699
         United Kingdom:
              Total revenue .......................      241,002      255,613      189,758
              Long-lived assets at December 31 ....        4,347        4,932       12,375
         All Other:
              Total revenue .......................      149,678       97,468       72,741
              Long-lived assets at December 31 ....        2,702        6,430        7,696
         Consolidated:
              Total revenue .......................    1,151,553      993,589      781,621
              Long-lived assets at December 31 ....      110,082       63,674       78,770

                  Greater than 10% of the Company's revenue was earned from one client for the year ended December 31, 1999, and two clients for the years ended December 31, 1998 and 1997. Revenue from these clients comprised 30% of total revenue in 1999, 27% and 12% of total revenue in 1998, and 27% and 10% of total revenue in 1997.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


14.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES AND MAINTENANCE AGREEMENTS

                  The Company has commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 1999 are as follows:

                 YEAR ENDING           LEASE AND MAINTENANCE
                 DECEMBER 31:               COMMITMENTS
                 ------------          ---------------------
                 2000 ...............        $ 34,179
                 2001 ...............          28,617
                 2002 ...............          16,074
                 2003 ...............           8,969
                 2004 ...............           8,018
                 Thereafter .........          24,401
                                             --------
                    Total ...........        $120,258
                                             ========

                  Minimum payments have not been reduced by minimum sublease rentals of $5,274 due in the future under non-cancelable subleases. The Company is obligated under certain operating leases for its pro rata share of the lessors' operating expenses. Rent expense was $35,517, $31,666 and $22,377 for 1999, 1998 and 1997, respectively.
         Additionally, as of December 31, 1999 the Company maintained a loss accrual of $4,799 in connection with the planned abandonment of certain leased properties.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         Foreign currency exchange forward contracts

                  At December 31, 1999, the Company had seven forward contracts in various currencies in the amount of $15,743. These contracts expired on January 31, 2000.

                  The estimated fair value of the Company's forward exchange contracts using bank or market quotes and the year end foreign exchange rates was a net liability of $22 as of December 31, 1999. The Company's remaining risk associated with this transaction is the risk of default by the bank, which the Company believes to be remote.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         CONTINGENT PUT RIGHTS

                  Under the terms of a certain stock agreement, a total of 1,000,000 shares of Class A Common Stock are subject to contingent put rights at December 31, 1999. Under this agreement the holder may require the Company to repurchase the shares at the original cost plus 8% interest, accrued from the date of purchase, in the event the holder's employment or directorship terminates. At December 31, 1998, 2,848,472 shares, including the 1,000,000 previously discussed, were subject to contingent put rights. The put rights for the additional 1,848,472 shares lapsed at the IPO Date.

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

         TENFOLD AGREEMENT

                  In May 1999, the Company entered into a strategic alliance agreement with TenFold to develop and deliver applications, products, and services to clients of the Company and TenFold.

                  If the Company does not provide TenFold with opportunities to contract for revenue of at least $15,000 in each of the two years following May 1, 1999, the Company will pay TenFold 20% of the shortfall, subject to reduction in the second year to the extent that the opportunities to contract for revenue provided in the first or third year following May 1, 1999 exceed $15,000.

15.      RETIREMENT PLAN AND OTHER EMPLOYEE TRUSTS

                  During 1989, the Company established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is January 1 to December 31 and in 1999 allowed eligible employees to contribute between 1% and 15% of their annual compensation, including overtime pay, bonuses and commissions. Under the plan, participants were vested in their Company contributions at a rate of 20% per year after their first year of service. The plan was amended effective January 1, 1996 to change the Company's contribution from 2% of the participants' defined annual compensation, to a formula matching employees' contributions at a two-thirds rate, up to a maximum Company contribution of 4%. The Company's cash contribution for the years ended December 31, 1999, 1998 and 1997 amounted to $11,830, $7,662 and $7,388, respectively. During 1997, the Company contributed 257,590 shares of its Class A Common Stock to the plan, which were allocated to participants' plan accounts using a formula based on compensation. Compensation expense of $631 in 1997 was recorded as a result of these share contributions. No common stock was contributed to the plan in 1999 or 1998.

                  Effective January 1, 2000, the plan was amended to change the Company contribution to a formula matching 100% of employees' contributions, up to a maximum Company contribution of 4%. The plan was also amended to provide 100% vesting on all existing Company matching contributions for active employees and 100% vesting on any future Company matching contributions. In addition, the plan will allow employees to contribute between 1% and 20% of their annual compensation to the plan.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                  In 1992, the Company established a European trust, for the benefit of non-US based employees, to which 23,852 shares were contributed in 1995. No contributions have been made subsequent to this issuance.

                  In 1996, the Company contributed 324,386 shares to certain trusts established for the benefit of employees transitioning to the Company pursuant to certain contracts. No contributions have been made subsequent to these issuances.

16.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              1999           1998           1997
                                                                          ------------   ------------   ------------
         Cash paid during the year for:

           Interest ...................................................   $        321   $        245   $      1,283
                                                                          ============   ============   ============

           Income taxes ...............................................   $     27,681   $     33,615   $     23,325
                                                                          ============   ============   ============


         Non-cash investing and financing activities:

         Issuance of common stock for acquisition
               of  businesses .........................................   $         --   $         --   $      2,701
                                                                          ============   ============   ============

         Issuance of stock options for acquisition
               of  business ...........................................   $         --   $         --   $      1,500
                                                                          ============   ============   ============

         Liabilities assumed in acquisition of businesses .............   $         --   $         --   $      7,693
                                                                          ============   ============   ============

         Repurchase of shares issued under Restricted Stock Plan
               in exchange for reductions in notes receivable from
               stockholders ...........................................   $         --   $      1,077   $      2,603
                                                                          ============   ============   ============


         Reacquisition of shares from sale of business ................   $         --   $      1,182   $         --
                                                                          ============   ============   ============

         Notes receivable from sale of business .......................   $         --   $         59   $         --
                                                                          ============   ============   ============

         Purchase of shares financed by notes
               receivable from stockholders ...........................   $         --   $         --   $      1,427
                                                                          ============   ============   ============

         Deferred compensation, net of amortization ...................   $       (360)  $      3,654   $         --
                                                                          ============   ============   ============

         Reclassification of deferred compensation
               to paid-in capital upon option forfeiture ..............   $       (472)  $         --   $      1,050
                                                                          ============   ============   ============

         Contract rights canceled upon renegotiation
               of UBS AG Agreement ....................................   $         --   $         --   $     (4,146)
                                                                          ============   ============   ============

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


17.      RELATED PARTY TRANSACTIONS

                  In 1995, the Company loaned $1,400 to an executive at an interest rate of 8% per annum collateralized by shares of the Company's Class A Common Stock. The loan was paid in full on August 5, 1999. In 1997, the Company loaned an additional $2,273 to this executive at an interest rate of 7.25% per annum (subject to adjustment) for which up to $1,169 was payable in August 1999 and collateralized by shares of the Company's Class A Common Stock and $1,000 was payable in April 2002 and collateralized by a mortgage on the executive's residence. As of December 31, 1999, this loan was paid in full. In 1997, the Company repurchased 2,800,000 shares of Class A Common Stock from this executive, following his resignation, through a reduction of $1,830 in outstanding notes receivable.

                  In August 1997, the Company loaned $250 to an executive at the rate of 8%. This note was collateralized by the executive's Class A Common Stock. The note was paid in full on August 31, 1999. In September 1997, the Company loaned $197 to an executive at the rate of 8%. This note is collateralized by the executive's Class A Common Stock and was paid in full on September 8, 1999.

                  A former officer of the Company has three outstanding loans totaling $349 with the Company. These loans are secured by the Company's Class A Common Stock held by the executive and were due by December 31, 1999. Payment in full was made on these loans on January 5, 2000.

                  In November 1997, Ross Perot became chief executive officer of the Company and has been serving the Company without cash or non-cash compensation. For each of the years ended December 31, 1999 and 1998, the Company has recorded a compensation expense of $780 with an offset to Additional paid-in capital.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


18.      EARNINGS PER SHARE

                  The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations (shares in thousands).

                                                                     1999         1998         1997
                                                                  ----------   ----------   ----------
        BASIC EARNINGS PER COMMON SHARE
        Net income ............................................   $   75,497   $   40,465   $   11,217
                                                                  ==========   ==========   ==========

        Weighted average common shares outstanding ............       88,350       76,882       78,336
                                                                  ==========   ==========   ==========

        Basic earnings per common share .......................   $     0.85   $     0.53   $     0.14
                                                                  ==========   ==========   ==========

        DILUTED EARNINGS PER COMMON SHARE
        Net income ............................................   $   75,497   $   40,465   $   11,217
                                                                  ==========   ==========   ==========

        Weighted average common shares outstanding ............       88,350       76,882       78,336
        Incremental shares assuming dilution ..................       24,879       20,260       16,856
                                                                  ----------   ----------   ----------
        Weighted average diluted common shares outstanding ....      113,229       97,142       95,192
                                                                  ==========   ==========   ==========

        Diluted earnings per common share .....................   $     0.67   $     0.42   $     0.12
                                                                  ==========   ==========   ==========


19.      TERMINATION OF MAJOR CONTRACTS

                  The Company provided services for East Midlands Electricity
         (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992, as amended. Under the terms and conditions of this agreement, EME had the right to terminate its relationship with the Company following a change in control of EME. In July 1998, PowerGen plc acquired EME from Dominion Resources, Inc. During the first quarter of 1999, PowerGen plc and EME exercised this right. The Company completed termination of the EME contract effective on September 1, 1999. Under the terms and conditions of this agreement, the Company received a cash payment of $10,620 which was fully recognized as revenue during 1999. Related expenses charged to Direct cost of services during 1999 were $2,591. The resulting gain of $8,029 is included in Operating income for the year ended December 31, 1999.

20.      SUBSEQUENT EVENTS

         Sale of Equity Interest in Systor

                  On January 14, 2000, the Company sold its 40% equity interest in Systor to UBS Capital B.V. for a purchase price of $55,486, resulting in a $38,851 pretax gain. UBS Capital B.V. was the holder of the remaining 60% interest in Systor.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         Sale of TenFold Shares

                  Through a series of separate transactions during January and February of 2000, the Company has sold 500,000 shares of its 1,000,000 shares of TenFold stock which were being held for investment. The total proceeds and realized gain on these transactions were $23,992 and $15,492, respectively.

         Agreement to Purchase Solutions Consulting, Inc. (Unaudited)

                  On March 1, 2000, the Company entered into an agreement to purchase substantially all of the assets and liabilities of Solutions Consulting, Inc., a Pittsburgh based enterprise software and e-commerce company. Under the terms and conditions of this agreement, the Company will pay $72,100 in cash and $50,000 in shares of the Company's Class A Common Stock, representing 1,965,602 shares. Completion of this purchase is subject to certain closing conditions and government approvals.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


21.      SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST        SECOND       THIRD        FOURTH
                                               QUARTER      QUARTER      QUARTER       QUARTER
                                              ----------   ----------   ----------   ----------
         YEAR ENDED DECEMBER 31, 1999:
         Revenue (3) ......................   $  274,368   $  282,256   $  304,788   $  290,141
         Direct cost of services ..........      210,327      218,959      231,230      215,263
         Gross profit (1) (3) .............       64,041       63,297       73,558       74,878
         Net income .......................       16,189       16,906       20,132       22,270
         Basic earnings per common
           share (2) ......................   $     0.19   $     0.19   $     0.22   $     0.24
         Diluted earnings per common
           share (2) ......................   $     0.15   $     0.15   $     0.18   $     0.20
         Weighted average common
           shares outstanding (4)..........       83,578       87,645       89,832       92,228
         Weighted average diluted
           common shares outstanding (4)...      111,081      113,850      113,093      112,712

         YEAR ENDED DECEMBER 31, 1998:
         Revenue ..........................   $  214,087   $  238,625   $  271,473   $  269,404
         Direct cost of services ..........      169,917      189,973      215,193      212,794
         Gross profit .....................       44,170       48,652       56,280       56,610
         Net income .......................        9,044       10,100        9,051       12,270
         Basic earnings per common
           share (2) ......................   $     0.12   $     0.13   $     0.12   $     0.16
         Diluted earnings per common
           share (2) ......................   $     0.10   $     0.10   $     0.09   $     0.13
         Weighted average common
           shares outstanding (4)..........       76,289       76,603       77,128       77,946
         Weighted average diluted
           common shares outstanding (4)...       91,620       96,635       98,397       97,801

         (1) In the fourth quarter of 1999, the Company revised its estimate of the expense associated with Year 2000 contract cost downward by $11,137.

         (2) Due to changes in the weighted average shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

         (3) In the third quarter of 1999, the Company received a one-time contract termination payment from EME totaling $10,620. Expenses related to the payment were $2,591 resulting in a gain included in gross profit totaling $8,029.

         (4)      Shares in thousands.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         All information required by Item 10 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 10, 2000 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION

         All information required by Item 11 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 10, 2000 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All information required by Item 12 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 10, 2000 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All information required by Item 13 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 10, 2000 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

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

         (3) Exhibits

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     ------         ----------------------
      3.1**         Amended and Restated Certificate of Incorporation
      3.2**         Amended and Restated Bylaws
      4.1**         Specimen of Class A Common Stock Certificate
      4.2**         Form of Rights Agreement
      4.3**         Form of Certificate of Designation, Preferences, and Rights of Series A
                    Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights
                    Agreement)
      4.4**         Form of Certificate of Designation, Preferences, and Rights of Series B
                    Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights
                    Agreement)
      10.1+         1991 Stock Option Plan
      10.2+         Form of Option Agreement (1991 Option Plan)
      10.3+         Restricted Stock Plan
      10.4+         Form of Restricted Stock Agreement (Restricted Stock Plan)
      10.5+         1996 Non-employee Director Stock Option/Restricted Stock Plan
      10.6+         Form of Restricted Stock Agreement (Non-employee Stock Option/Restricted
                    Stock Plan)
      10.7+         Form of Option Agreement (Non-employee Stock Option/Restricted Stock Plan)
      10.8+         Advisor Stock Option/Restricted Stock Incentive Plan
      10.9+         Form of Restricted Stock Option Agreement (Advisor Stock Option/Restricted
                    Stock Incentive Plan)
      10.10+        Form of Option Agreement (Advisor Stock Option/Restricted Stock Incentive
                    Plan)
      10.11++       Promissory Note in the principal amount of $70,000, dated March 10, 1996, made by Joseph E. Boyd payable to the Company
      10.20+        Associate Agreement dated July 8, 1996 between the Company and James Champy
      10.21+        Restricted Stock Agreement dated July 8, 1996 between the Company and James
                    Champy
      10.22+        Letter Agreement dated July 8, 1996 between James Champy and the Company

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     ------         ----------------------
      10.27+        Amended and Restated PSC Stock Option and Purchase Agreement dated April 24,
                    1997 between Swiss Bank Corporation and the Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10 dated April 30, 1997)
      10.28+        Amended and Restated Master Operating Agreement dated January 1, 1997 between
                    Swiss Bank Corporation and the Company (incorporated by reference to Exhibit
                    10.31 to the Company's Form 10 dated April 30, 1997)
      10.29+        Amended and Restated Agreement for EPI Operational Management Services dated
                    January 1, 1997 (incorporated by reference to Exhibit 10.32 to the Company's
                    Form 10 dated April 30, 1997)
      10.30**       Amendment to Amended and Restated Master Operating Agreement dated June 28,
                    1998 between UBS AG and the Company
      10.31**       Amendment to Amended and Restated Agreement for EPI Operational Management
                    Services dated June 28, 1998 between Swiss Bank Corporation and the Company
      10.32*        1999 Employee Stock Purchase Plan
      10.33**       Form of Amended and Restated 1991 Stock Option Plan
      10.34**       Form of Amended Stock Option Agreement
      10.35++       Pledge Agreement dated May 10, 1996, between the Company and Joseph E. Boyd
      10.36**       Promissory Note dated August 27, 1997 made by John E. King in favor of the
                    Company in the principal amount of $250,000
      10.37**       Pledge Agreement dated August 27, 1997 made by John E. King in favor of the
                    Company
      10.38**       Agreement dated September 26, 1997 among the Company, Ken Scott and
                    NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.40 to the
                    Company's Registration Statement on Form S-1, Registration No. 333-60755)
      10.39**       Promissory Note dated September 26, 1997 made by Ken Scott in favor of
                    NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.41 to the
                    Company's Registration Statement on Form S-1, Registration No. 333-60755)
      10.40**       Promissory Note dated September 26, 1997 made by Ken Scott in favor of the
                    Company (incorporated by reference to Exhibit 10.42 to the Company's
                    Registration Statement on Form S-1, Registration No. 333-60755)
      10.41***      Share Purchase Agreement dated January 14, 2000, between the Company and UBS
                    Capital B.V.
      10.42*        Asset Purchase Agreement entered into March 1, 2000 by and among the Company,
                    PSSC Acquisition Corporation, Solutions Consulting, Inc., Mark G. Miller, and
                    Sanford B. Ferguson
      21.1*         Subsidiaries of the Registrant
      23.1*         Consent of PricewaterhouseCoopers LLP dated March 3, 2000
      23.2*         Report of PricewaterhouseCoopers LLP on the financial statement schedule dated February 8, 2000
      27.0*         Financial Data Schedule
      99(a)*        Schedule II - Valuation and Qualifying Accounts

         *        Filed herewith.
         ** Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-60755, to the exhibit of the same number except as otherwise indicated.
         ***      Incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K dated January 28, 2000.
         +        Incorporated by reference to the Registrant's Form 10, dated
                  April 30, 1997, to the exhibit of the same number except as otherwise indicated.
         ++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, to the exhibit of the same number except as otherwise indicated.

                  B. There were no reports on Form 8-K filed during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEROT SYSTEMS CORPORATION

Dated: March 3, 2000

                                        By:   /s/ ROSS PEROT
                                           -------------------------------------
                                              Ross Perot
                                              Chairman, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                          DATE
---------                                   -----                          ----
      /s/ ROSS PEROT                        Chairman, President and
-----------------------------------         Chief Executive Officer
          Ross Perot                        (Principal Executive
                                               Officer)                    March 3, 2000

     /s/ JAMES CHAMPY                       Vice President and
-----------------------------------         Director                       March 3, 2000
         James Champy

     /s/ TERRY ASHWILL                      Vice President and
-----------------------------------         Chief Financial Officer
         Terry Ashwill                      (Principal Financial and
                                               Accounting Officer)         March 3, 2000

     /s/ STEVE BLASNIK                      Director                       March 3, 2000
-----------------------------------
         Steve Blasnik

     /s/ ROSS PEROT, JR.                    Director                       March 3, 2000
-----------------------------------
         Ross Perot, Jr.

     /s/ WILLIAM K. GAYDEN                  Director                       March 3, 2000
-----------------------------------
         William K. Gayden

     /s/ CARL HAHN                          Director                       March 3, 2000
-----------------------------------
         Carl Hahn

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     ------         ----------------------
      3.1**         Amended and Restated Certificate of Incorporation
      3.2**         Amended and Restated Bylaws
      4.1**         Specimen of Class A Common Stock Certificate
      4.2**         Form of Rights Agreement
      4.3**         Form of Certificate of Designation, Preferences, and Rights of Series A
                    Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights
                    Agreement)
      4.4**         Form of Certificate of Designation, Preferences, and Rights of Series B
                    Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights
                    Agreement)
      10.1+         1991 Stock Option Plan
      10.2+         Form of Option Agreement (1991 Option Plan)
      10.3+         Restricted Stock Plan
      10.4+         Form of Restricted Stock Agreement (Restricted Stock Plan)
      10.5+         1996 Non-employee Director Stock Option/Restricted Stock Plan
      10.6+         Form of Restricted Stock Agreement (Non-employee Stock Option/Restricted
                    Stock Plan)
      10.7+         Form of Option Agreement (Non-employee Stock Option/Restricted Stock Plan)
      10.8+         Advisor Stock Option/Restricted Stock Incentive Plan
      10.9+         Form of Restricted Stock Option Agreement (Advisor Stock Option/Restricted
                    Stock Incentive Plan)
      10.10+        Form of Option Agreement (Advisor Stock Option/Restricted Stock Incentive
                    Plan)
      10.11++       Promissory Note in the principal amount of $70,000, dated March 10, 1996, made by Joseph E. Boyd payable to the Company
      10.20+        Associate Agreement dated July 8, 1996 between the Company and James Champy
      10.21+        Restricted Stock Agreement dated July 8, 1996 between the Company and James
                    Champy
      10.22+        Letter Agreement dated July 8, 1996 between James Champy and the Company

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     ------         ----------------------
      10.27+        Amended and Restated PSC Stock Option and Purchase Agreement dated April 24,
                    1997 between Swiss Bank Corporation and the Company (incorporated by reference to Exhibit 10.30 to the Company's Form 10 dated April 30, 1997)
      10.28+        Amended and Restated Master Operating Agreement dated January 1, 1997 between
                    Swiss Bank Corporation and the Company (incorporated by reference to Exhibit
                    10.31 to the Company's Form 10 dated April 30, 1997)
      10.29+        Amended and Restated Agreement for EPI Operational Management Services dated
                    January 1, 1997 (incorporated by reference to Exhibit 10.32 to the Company's
                    Form 10 dated April 30, 1997)
      10.30**       Amendment to Amended and Restated Master Operating Agreement dated June 28,
                    1998 between UBS AG and the Company
      10.31**       Amendment to Amended and Restated Agreement for EPI Operational Management
                    Services dated June 28, 1998 between Swiss Bank Corporation and the Company
      10.32*        1999 Employee Stock Purchase Plan
      10.33**       Form of Amended and Restated 1991 Stock Option Plan
      10.34**       Form of Amended Stock Option Agreement
      10.35++       Pledge Agreement dated May 10, 1996, between the Company and Joseph E. Boyd
      10.36**       Promissory Note dated August 27, 1997 made by John E. King in favor of the
                    Company in the principal amount of $250,000
      10.37**       Pledge Agreement dated August 27, 1997 made by John E. King in favor of the
                    Company
      10.38**       Agreement dated September 26, 1997 among the Company, Ken Scott and
                    NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.40 to the
                    Company's Registration Statement on Form S-1, Registration No. 333-60755)
      10.39**       Promissory Note dated September 26, 1997 made by Ken Scott in favor of
                    NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.41 to the
                    Company's Registration Statement on Form S-1, Registration No. 333-60755)
      10.40**       Promissory Note dated September 26, 1997 made by Ken Scott in favor of the
                    Company (incorporated by reference to Exhibit 10.42 to the Company's
                    Registration Statement on Form S-1, Registration No. 333-60755)
      10.41***      Share Purchase Agreement dated January 14, 2000, between the Company and UBS
                    Capital B.V.
      10.42*        Asset Purchase Agreement entered into March 1, 2000 by and among the Company,
                    PSSC Acquisition Corporation, Solutions Consulting, Inc., Mark G. Miller, and
                    Sanford B. Ferguson
      21.1*         Subsidiaries of the Registrant
      23.1*         Consent of PricewaterhouseCoopers LLP dated March 3, 2000
      23.2*         Report of PricewaterhouseCoopers LLP on the financial statement schedule dated February 8, 2000
      27.0*         Financial Data Schedule
      99(a)*        Schedule II - Valuation and Qualifying Accounts

         *        Filed herewith.
         ** Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-60755, to the exhibit of the same number except as otherwise indicated.
         ***      Incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K dated January 28, 2000.
         +        Incorporated by reference to the Registrant's Form 10, dated
                  April 30, 1997, to the exhibit of the same number except as otherwise indicated.
         ++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, to the exhibit of the same number except as otherwise indicated.