Form 10-Q
period 2000-03-31
PEROT SYSTEMS CORP
filed 2000-05-15
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Number of shares of registrant's common stock outstanding as of May 8, 2000:
96,183,289.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2000

INDEX

                                                                                             Page

PART I:   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of March 31, 2000 and
                  December 31, 1999.............................................................1
             Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999.................................................2
             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.................................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................8

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................10

PART II:  OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS...................................................................11

ITEM 2:    CHANGES IN SECURITIES...............................................................11

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................12

ITEM 5:    OTHER INFORMATION...................................................................12

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K....................................................12

SIGNATURES.....................................................................................13

EXHIBIT INDEX..................................................................................14

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS

                                                             March 31, 2000        December 31, 1999
                                                             --------------        -----------------
Current assets:
   Cash and cash equivalents ..............................    $  279,764              $  294,645
   Marketable equity securities ...........................         5,352                  39,938
   Accounts receivable, net ...............................       161,576                 156,754
   Prepaid expenses and other .............................        45,754                  51,160
                                                               ----------              ----------

       Total current assets                                       492,446                 542,497


Property, equipment and purchased software, net ...........        59,184                  38,965
Investments in and advances to unconsolidated companies ...        41,674                  24,884
Goodwill, net .............................................        76,656                     659
Other non-current assets ..................................        28,571                   6,960
                                                               ----------              ----------
       Total assets .......................................    $  698,531              $  613,965
                                                               ==========              ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................    $   57,398              $   38,069
   Accrued liabilities ....................................        86,301                  94,203
   Deferred revenue .......................................        14,298                  20,533
   Accrued compensation ...................................         4,956                  53,057
   Other current liabilities ..............................        34,475                  10,367
                                                               ----------              ----------
       Total current liabilities ..........................       197,428                 216,229

Other non-current liabilities .............................         7,037                   7,014
                                                               ----------              ----------
       Total liabilities ..................................       204,465                 223,243
                                                               ----------              ----------

Stockholders' equity:
   Common stock ...........................................           959                     926
   Additional paid-in-capital .............................       289,957                 226,712
   Other stockholders' equity .............................       190,134                 151,177
   Accumulated other comprehensive income .................        13,016                  11,907
                                                               ----------              ----------
       Total stockholders' equity .........................       494,066                 390,722
                                                               ----------              ----------
       Total liabilities and stockholders' equity .........    $  698,531              $  613,965
                                                               ==========              ==========



   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                         Three months ended March 31,

                                                            2000              1999
                                                         ---------          ---------
Revenue ..............................................   $ 274,582          $ 274,368

Costs and expenses:
     Direct cost of services .........................     204,188            210,327
     Selling, general and administrative expenses ....      43,386             41,392
     Compensation charge related to acquisition ......      22,100                 --
                                                         ---------          ---------
Operating income .....................................       4,908             22,649

Interest income, net .................................       4,922              2,185
Equity in earnings of unconsolidated affiliates ......       3,087              2,192
Other income (expense), net ..........................      50,134                (44)
                                                         ---------          ---------
Income before taxes ..................................      63,051             26,982
Provision for income taxes ...........................      24,905             10,793
                                                         ---------          ---------
     Net income ......................................   $  38,146          $  16,189
                                                         =========          =========


Basic and diluted earnings per common share:
     Basic earnings per common share .................   $    0.41          $    0.19
     Weighted average common shares outstanding ......      93,381             83,578

     Diluted earnings per common share ...............   $    0.33          $    0.15
     Weighted average diluted common shares
          outstanding ................................     114,274            111,081





The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                         Three months ended March 31,
                                                                           2000               1999
                                                                         ---------          ---------
 Cash flows from operating activities:
     Net income ......................................................   $  38,146          $  16,189

     Adjustments to reconcile net income to net cash
          used in operating activities:
        Depreciation and amortization ................................       6,824              7,219
        Gain on sale of marketable equity securities .................     (14,952)                --
        Gain on sale of unconsolidated affiliate .....................     (38,851)                --
        Other non-cash items .........................................      (8,364)              (885)
        Change in assets and liabilities:
           Accounts receivable .......................................       1,184            (35,012)
           Accounts payable and accrued liabilities ..................      12,483              5,281
           Accrued compensation ......................................     (47,659)           (29,589)
           Income taxes payable ......................................      32,301              9,237
           Other current and non-current assets ......................      (4,014)               355
           Other current and non-current liabilities .................      (6,450)             3,720
                                                                         ---------          ---------
               Net cash used in operating activities .................     (29,352)           (23,485)
                                                                         ---------          ---------

Cash flows from investing activities:
     Purchases of property, equipment and purchased software .........     (25,428)            (5,002)
     Acquisition of business, net of cash acquired of $8,881 .........     (41,119)                --
     Proceeds from sale of unconsolidated affiliate ..................      55,486                 --
     Proceeds from sale of marketable equity securities ..............      23,992                 --
     Other ...........................................................        (253)                --
                                                                         ---------          ---------
               Net cash provided by (used in) investing activities ...      12,678             (5,002)
                                                                         ---------          ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock ..........................       3,462            109,999
     Other ...........................................................         138              3,857
                                                                         ---------          ---------
               Net cash provided by financing activities .............       3,600            113,856
                                                                         ---------          ---------

Effect of exchange rate changes on cash and cash equivalents .........      (1,807)            (4,427)
                                                                         ---------          ---------

Net (decrease) increase in cash and cash equivalents .................     (14,881)            80,942

Cash and cash equivalents at beginning of period .....................     294,645            144,907
                                                                         ---------          ---------

Cash and cash equivalents at end of period ...........................   $ 279,764          $ 225,849
                                                                         =========          =========




    The accompanying notes are an integral part of these financial statements

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2000. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1999 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.


NOTE 2.  MARKETABLE EQUITY SECURITIES

Accrue Software Investment

During 1996 and 1997, the Company acquired 2,416,904 shares of NeoVista Software, Inc. ("NeoVista") preferred stock. In December of 1997, this nonmarketable equity investment was written off due to a decline in value which was considered to be other than temporary. In January of 2000, NeoVista was acquired by Accrue Software, Inc. ("Accrue"). As a result, the NeoVista shares were converted into 116,868 publicly traded shares of Accrue which are now being held for investment at fair market value.

At March 31, 2000, the fair market value of this investment is $5,352, and the unrealized gain of $3,265 (net of tax of $2,087) is classified in "Accumulated other comprehensive income" on the condensed consolidated balance sheet.

TenFold Corporation Investment

Through a series of separate transactions during January and February of 2000, the Company sold 500,000 shares of its 1,000,000 shares of TenFold Corporation ("TenFold") common stock which were being held for investment. The total proceeds and realized gain on these transactions were $23,992 and $14,952 respectively. The gain is included in "Other income (expense), net" on the condensed consolidated statements of income.

At March 31, 2000, the fair market value of the remaining shares of this investment is $30,250, and the unrealized gain of $13,268 (net of tax of $8,482) is classified in "Accumulated other comprehensive income" on the condensed consolidated balance sheet. Subsequent to December 31, 1999, this investment is classified in "Investments in and advances to unconsolidated companies" on the condensed consolidated balance sheet.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  ACQUISITIONS

On March 30, 2000, the Company acquired substantially all of the assets and liabilities of Solutions Consulting, Inc. ("SCI"), a Pittsburgh based enterprise software and e-commerce company. Total consideration included $41,119 in cash (net of $8,881 of cash acquired) and $50,000 in the form of 1,965,602 shares of the Company's Class A Common Stock. The Company also paid $22,100 in compensation expense for the benefit of SCI employees. The transaction was accounted for as a purchase; accordingly, the purchase price has been allocated to assets and liabilities based on estimated fair values as of the acquisition date. The costs in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $76,404, which will be amortized using the straight-line method of amortization over its estimated useful life.

The revenues and operating expenses of SCI have been included in the condensed consolidated statements of income for the entire quarter and preacquisition operating earnings have been eliminated in "Other income (expense), net" as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements". Specifically, SCI contributed $11,960, $6,801, and $1,658 toward revenue, direct costs of services, and selling, general and administrative expenses, respectively, and $3,501 in pre-tax income was eliminated in "Other income (expense), net" on the condensed consolidated statements of income.

The following table reflects pro forma combined results of operations of the Company and SCI on the basis that the acquisition had taken place at the beginning of the calendar year for each of the periods presented:

                                           Three months ended March 31,
                                              2000              1999
                                           ----------        ----------
Revenue                                    $  274,582        $  289,219
Income before taxes                            65,360            31,213
Net income                                     39,543            18,727
Basic earnings per common share                  0.41              0.22
Diluted earnings per common share                0.34              0.17

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2000 and 1999 or of future operations of the combined companies under the ownership and management of the Company.


NOTE 4.  SALE OF EQUITY INTEREST

On January 14, 2000, the Company sold its 40% equity interest in Systor A.G. ("Systor"), a Swiss information service company, to UBS Capital B.V. for a purchase price of $55,486, resulting in a $38,851 pretax gain, which is included in "Other income (expense), net" in the condensed consolidated statements of income. UBS Capital B.V. was the holder of the remaining 60% interest in Systor.


NOTE 5. INVESTMENT IN SOFTWARE

In January 2000, the Company paid $20,000 to Sykes Enterprises, Incorporated ("Sykes") as part of a five year strategic alliance agreement to deliver certain products and services. In connection with the agreement, the Company acquired a five-year license to utilize Sykes AnswerTeam Software and the right to sublicense the software to its customers.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6.  COMPREHENSIVE INCOME

The Company's total comprehensive income, net of tax, was as follows:

                                                           Three Months
                                                          Ended March 31,

                                                          2000        1999
                                                        --------    --------
Net income                                              $ 38,146    $ 16,189
Foreign currency translation adjustments                  (1,431)     (2,017)
Unrealized gain on marketable equity securities,
     net of tax of $1,624                                  2,540          --
                                                        --------    --------
Total comprehensive income                              $ 39,255    $ 14,172
                                                        ========    ========


NOTE 7.  STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                                              March 31, 2000           December 31, 1999
                                                              --------------           -----------------
Retained earnings.........................................      $  193,155                 $155,009
Notes receivable from stockholders .......................            (293)                  (1,010)
Deferred compensation   ..................................          (2,728)                  (2,822)
                                                                ----------                 --------
Total other stockholders' equity .........................      $  190,134                 $151,177
                                                                ==========                 ========

Additional paid-in-capital increased by $63,245 during the three months ended March 31, 2000. The major components of the increase include $49,980 from the issuance of Class A common shares in the acquisition of Solutions Consulting, Inc., $7,911 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock, $3,313 from the exercise of options to purchase shares of the Company's Class A Common Stock, and $1,845 from issuance of Class A common shares through the Employee Stock Purchase Plan.

At March 31, 2000, there were 94,105,169 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. At December 31, 1999, there were 90,819,898 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is due primarily to the issuance of 1,965,602 Class A shares to acquire Solutions Consulting, Inc. and the exercise of options to purchase 1,260,885 Class A shares.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 8.  EARNINGS PER SHARE (SHARES IN THOUSANDS)

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

                                                                            Three months ended March 31,
                                                                             2000                1999
                                                                           --------            --------
BASIC EARNINGS PER COMMON SHARE
Net income ............................................................    $ 38,146            $ 16,189
                                                                           ========            ========

Weighted average common shares outstanding ............................      93,381              83,578
                                                                           ========            ========

Basic earnings per common share .......................................    $   0.41            $   0.19
                                                                           ========            ========

DILUTED EARNINGS PER COMMON SHARE
Net income ............................................................    $ 38,146            $ 16,189
                                                                           ========            ========

Weighted average common shares outstanding ............................      93,381              83,578
Incremental shares assuming dilution ..................................      20,893              27,503
                                                                           --------            --------
Weighted average diluted common shares outstanding ....................     114,274             111,081
                                                                           ========            ========

Diluted earnings per common share .....................................    $   0.33            $   0.15
                                                                           ========            ========

For the first quarter of 2000, approximately 14,027 incremental shares of common stock, assuming dilution related to the Company's outstanding stock options, were excluded from the calculation of diluted earnings per common share because the impact was antidilutive.


NOTE 9. CONTINGENCIES

Litigation

         On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which it subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The court has dismissed six of Robert Plan's claims, including the only claim against Ross Perot, while declining to dismiss the other six claims at this stage. Both parties have appealed the court's decision. In addition, the Company has filed an answer to the remaining six claims and has asserted counterclaims against Robert Plan. The Company intends to continue a vigorous defense of the lawsuit and to conduct a vigorous prosecution of its counterclaims. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2000 and 1999

         On March 30, 2000, Perot Systems completed the acquisition of Solutions Consulting, Inc. ("SCI"). The revenues and operating expenses of SCI have been included in the condensed consolidated statements of income for the entire quarter and preacquisition operating earnings have been eliminated in "Other income (expense), net" as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements".

         Total revenue for the three months ended March 31, 2000 was substantially the same as compared to the same period in 1999, increasing by 0.1% to $274.6 million from $274.4 million. This slight increase was attributable to $28.7 million in new sales signed after the first quarter of 1999, $12.0 million from the acquisition of SCI in the first quarter of 2000, and an increase of $5.6 million from the restructuring of a certain customer contract. These increases were almost fully offset by a $25.5 million revenue decrease from the termination of the East Midlands Electricity (IT) Limited (together with its parent company East Midlands Electricity plc, "EME") contract, an $8.1 million decrease from UBS AG ("UBS"), and a net decrease from other short-term projects and existing clients. During the three months ended March 31, 2000, revenue from UBS totaled $69.1 million.

         Domestic revenue grew by 8.8% in the first quarter of 2000 to $198.4 million from $182.3 million in the first quarter of 1999, and increased as a percentage of total revenue to 72.2% from 66.4% over the same period.

         Non-domestic revenue, consisting of European and Asian operations, declined in the first quarter of 2000 by 17.3% to $76.2 million from $92.1 million in the first quarter of 1999, and decreased as a percentage of total revenue to 27.8% from 33.6%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue decreased 30.6% to $41.2 million in the first quarter of 2000 from $59.4 million in the first quarter of 1999 due to the termination of the EME contract, which may result in continued declines in period over period comparisons throughout 2000. In Switzerland, revenue decreased 13.9% to $11.8 million in the first quarter of 2000 from $13.7 million in the first quarter of 1999. Asian operations represented 1.8% of total revenue for each of the three month periods.

         Direct cost of services decreased in the first quarter of 2000 by 2.9% to $204.2 million from $210.3 million in the same period of 1999. Gross margin increased to 25.6% of total revenue in the first quarter of 2000 as compared to 23.4% of total revenue in the first quarter of 1999. This growth was due to $5.2 million of gross margin from SCI and a decrease of $8.8 million of certain personnel related expenses. These improvements in gross margin were partially offset by a decrease from the termination of the EME contract and a decrease in profitability from short-term projects.

         Selling, general and administrative expenses ("SG&A") increased in the first quarter of 2000 by 4.8% to $43.4 million from $41.4 million in the same 15.1%. The inclusion of SCI represented $1.7 million of the total increase in SG&A. Additionally, while the Company continued to control its normal general and administrative spending as a percent of revenue, the Company increased its spending primarily in the areas of business development and sales. During the three months ended March 31, 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of SCI.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         As a result of the factors noted above, operating income decreased in the first quarter of 2000 to $4.9 million from $22.7 million in the first quarter of 1999. Operating income as a percentage of total revenue decreased to 1.8% from 8.3%. This decrease was due primarily to the one-time $22.1 million compensation charge the Company incurred during the quarter ended March 31, 2000 related to the acquisition of SCI.

         Interest income, net increased to $4.9 million in the first quarter of 2000 compared to $2.2 million in the prior year period due primarily to a significant increase in cash and cash equivalents, resulting from $108.1 million of net proceeds received from the Company's initial public offering ("IPO") of Class A Common Stock on February 5, 1999.

         Other income (expense), net increased in the three months ended March 31, 2000 to $50.1 million of income from expense of $0.1 million in the three months ended March 31, 1999 primarily due to non-recurring activities. Non-recurring items during the first quarter of 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor AG ("Systor"), a subsidiary of UBS, and a net gain of $15.0 million due to the sale of 500,000 shares of TenFold Corporation ("TenFold") common stock, which were held as an investment. These gains were partially offset by a $3.5 million expense which eliminated the pre-acquisition earnings of SCI for the first quarter of 2000.

         Net income increased 135.2% in the first quarter of 2000 to $38.1 million from $16.2 million in the first quarter of 1999, and net income as a percentage of total revenue increased to 13.9% from 5.9%.


LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000, cash and cash equivalents decreased 5.0% to $279.8 million from $294.6 million at December 31, 1999.

         Net cash used in operating activities was $29.4 million for the three months ended March 31, 2000 and $23.5 million for the three months ended March 31, 1999. This change was due primarily to accrued compensation as bonuses earned in 1999 and paid in 2000 exceeded those bonuses earned in 1998 and paid in the first quarter of 1999. Additionally, income taxes payable increased significantly due to the tax effect of non-operating gains attributable to the sale of TenFold common stock and the sale of Systor.

         Net cash provided by investing activities was $12.7 million for the three months ended March 31, 2000 compared to net cash used in investing activities of $5.0 million for the same period in 1999. The significant increase in cash provided by investing activities was due to the receipt of $24.0 million in proceeds from the sale of 500,000 shares of TenFold common stock and $55.5 million in proceeds from the sale of Systor. These proceeds were partially offset by $41.1 million of net cash paid for the acquisition of SCI and an increase in the purchases of property, equipment and purchased software of $20.4 million over the prior year period, which is due to a $20.0 million purchase of a software license from Sykes Enterprises.

         For the three months ended March 31, 2000, net cash provided by financing activities was $3.6 million compared to $113.9 million for the three months ended March 31, 1999. The first quarter of 1999 reflects the proceeds of $108.1 million from the Company's IPO.

         The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2000, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $1.8 million, as British pounds, Swiss francs, and the Euro all weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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


FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, such as: the loss of major clients; the Company's ability to achieve future sales; changes in our relationship and variability of revenue and expense associated with our largest customer; the loss of key personnel; the highly competitive market in which we operate; the variability of quarterly operating results; changes in technology; risks related to international operations; risks related to acquisitions; and general economic conditions. These and other risks are outlined in our annual report on Form 10-K, which is on file with the Securities and Exchange Commission and available at www.sec.gov. These factors may cause our actual results to differ materially from any forward-looking statement.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2000


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position or results of operations or cash flow.

         On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which it subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The court has dismissed six of Robert Plan's claims, including the only claim against Ross Perot, while declining to dismiss the other six claims at this stage. Both parties have appealed the court's decision. In addition, the Company has filed an answer to the remaining six claims and has asserted counterclaims against Robert Plan. The Company intends to continue a vigorous defense of the lawsuit and to conduct a vigorous prosecution of its counterclaims. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company.


ITEM 2:  CHANGES IN SECURITIES

         On February 1, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1, Registration No. 333-60755 relating to the Company's initial public offering ("IPO"), effective.

         As of the date of filing of this Form 10-Q, the Company has used $100.2 million in proceeds from the IPO: $17.0 million was utilized to purchase 1,000,000 shares of common stock in a publicly traded company, $20.0 million was paid in connection with a strategic alliance agreement, $41.1 million was used for an acquisition, and $22.1 million in compensation was paid as a direct result of an acquisition.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 2000


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


ITEM 5:  OTHER INFORMATION

         None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                Exhibit No.               Document
                -----------               --------
                    27                    Financial Data Schedule

         (b) Reports on Form 8-K

         On January 28, 2000, the Company filed a Current Report on Form 8-K to report the disposition of its 40% minority equity interest in Systor AG. The transaction was reported under Item 2 of Form 8-K and included pro forma financial information under Item 7 of Form 8-K, which information was presented as if the transaction had occurred as of specified times.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEROT SYSTEMS CORPORATION
                                    (Registrant)



Date: May 15, 2000                  By  /s/ TERRY ASHWILL
                                    ---------------------
                                    Terry Ashwill
                                    Vice President and Chief Financial Officer
                                    (principal financial officer and
                                       chief accounting officer)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      For the Quarter Ended March 31, 2000


                                  EXHIBIT INDEX

                Exhibit No.               Document
                -----------               --------
                    27                    Financial Data Schedule as of March 31, 2000.