Form 10-Q/A
period 2000-03-31
PEROT SYSTEMS CORP
filed 2000-05-15
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

         Selling, general and administrative expenses ("SG&A") increased in the first quarter of 2000 by 4.8% to $43.4 million from $41.4 million in the same period of 1999, and increased as a percentage of total revenue to 15.8% from 15.1%. The inclusion of SCI represented $1.7 million of the total increase in SG&A. Additionally, while the Company continued to control its normal general and administrative spending as a percent of revenue, the Company increased its spending primarily in the areas of business development and sales. During the three months ended March 31, 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of SCI.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q/A
                      For the Quarter Ended March 31, 2000


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