Form 10-Q
period 2000-06-30
PEROT SYSTEMS CORP
filed 2000-08-08
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of July 31, 2000:
97,240,415.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000


INDEX
                                                                                             Page
PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999.............................................................1
             Condensed Consolidated Statements of Income for the three and six months ended June 30, 2000 and 1999..................................................2
             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999..................................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................9

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................12

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.....................................................................13

ITEM 2:  CHANGES IN SECURITIES.................................................................13

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................14

ITEM 5:  OTHER INFORMATION ....................................................................14

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K .....................................................15

SIGNATURES ....................................................................................16

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                        ASSETS

                                                          June 30, 2000  December 31, 1999
                                                          -------------  -----------------
Current assets:
   Cash and cash equivalents .........................      $ 245,842       $ 294,645
   Marketable equity securities ......................            415          39,938
   Accounts receivable, net ..........................        173,477         156,754
   Prepaid expenses and other ........................         52,034          51,160
                                                            ---------       ---------
       Total current assets ..........................        471,768         542,497

Property, equipment and purchased software, net ......         39,148          38,965
Goodwill, net ........................................         75,653             659
Other non-current assets .............................         79,396          31,844
                                                            ---------       ---------
       Total assets ..................................      $ 665,965       $ 613,965
                                                            =========       =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................      $  32,285       $  38,069
   Accrued liabilities ...............................         80,687          94,203
   Accrued compensation ..............................          9,808          53,057
   Other current liabilities .........................         40,136          30,900
                                                            ---------       ---------
       Total current liabilities .....................        162,916         216,229

Other non-current liabilities ........................          6,871           7,014
                                                            ---------       ---------
       Total liabilities .............................        169,787         223,243
                                                            ---------       ---------

Stockholders' equity:
   Common stock ......................................            967             926
   Additional paid-in-capital ........................        297,281         226,712
   Other stockholders' equity ........................        203,325         151,177
   Accumulated other comprehensive income ............         (5,395)         11,907
                                                            ---------       ---------
       Total stockholders' equity ....................        496,178         390,722
                                                            ---------       ---------
       Total liabilities and stockholders' equity ....      $ 665,965       $ 613,965
                                                            =========       =========


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                     2000           1999           2000            1999
                                                                 ----------      -----------     ---------      ----------
Revenue ....................................................      $ 268,524      $ 282,256       $ 543,106      $ 556,624

Costs and expenses:
     Direct cost of services ...............................        209,417        218,959         413,605        429,286
     Selling, general and administrative expenses ..........         44,927         39,603          88,313         80,995
     Compensation charge related to acquisition ............             --             --          22,100             --
                                                                  ---------      ---------       ---------      ---------
Operating income ...........................................         14,180         23,694          19,088         46,343

Interest income, net .......................................          3,738          2,351           8,660          4,536
Equity in earnings of unconsolidated affiliates ............          1,228          2,470           4,315          4,662
Other income (expense), net ................................          2,466           (339)         52,600           (383)
                                                                  ---------      ---------       ---------      ---------
Income before taxes ........................................         21,612         28,176          84,663         55,158
Provision for income taxes .................................          8,537         11,270          33,442         22,063
                                                                  ---------      ---------       ---------      ---------

     Net income ............................................      $  13,075      $  16,906       $  51,221      $  33,095
                                                                  =========      =========       =========      =========


Basic and diluted earnings per common share:
     Basic earnings per common share .......................      $    0.14      $    0.19       $    0.54      $    0.39
     Weighted average common shares outstanding ............         96,380         87,645          94,891         85,624

     Diluted earnings per common share .....................      $    0.12      $    0.15       $    0.45      $    0.29
     Weighted average diluted common shares
     outstanding ...........................................        113,562        113,850         114,174        112,427


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 Six months ended June 30,
                                                                                   2000            1999
                                                                                 ---------       ---------
Cash flows from operating activities:
     Net income ...........................................................      $  51,221       $  33,095

     Adjustments to reconcile net income to net cash
          used in operating activities:
        Depreciation and amortization .....................................         12,949          13,997
        Gain on sale of marketable equity securities ......................        (17,503)             --
        Gain on sale of unconsolidated affiliate ..........................        (38,851)             --
        Other non-cash items ..............................................         (7,017)         (4,266)
        Change in assets and liabilities:
           Accounts receivable ............................................        (11,307)        (42,436)
           Prepaid expenses ...............................................        (13,880)        (11,830)
           Accounts payable and accrued liabilities .......................        (14,739)         (6,653)
           Accrued compensation ...........................................        (42,163)        (17,627)
           Income taxes payable ...........................................         20,763          11,129
           Other current and non-current assets ...........................        (16,539)          1,377
           Other current and non-current liabilities ......................           (198)          3,087
                                                                                 ---------       ---------
               Net cash used in operating activities ......................        (77,264)        (20,127)
                                                                                 ---------       ---------

Cash flows from investing activities:
     Purchases of property, equipment and software ........................        (11,854)         (9,520)
     Acquisition of business, net of cash acquired of $8,881 ..............        (41,119)             --
     Proceeds from sale of unconsolidated affiliate .......................         55,486              --
     Purchase of marketable equity securities .............................             --         (17,000)
     Proceeds from sale of marketable equity securities ...................         26,543              --
     Other ................................................................         (2,327)            839
                                                                                 ---------       ---------
               Net cash provided by (used in) investing activities ........         26,729         (25,681)
                                                                                 ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock ...............................          4,433         111,290
     Proceeds from issuance of treasury stock .............................            490           5,004
     Other ................................................................           (254)           (839)
                                                                                 ---------       ---------
               Net cash provided by financing activities ..................          4,669         115,455
                                                                                 ---------       ---------

Effect of exchange rate changes on cash and cash equivalents ..............         (2,937)         (6,625)
                                                                                 ---------       ---------

Net (decrease) increase in cash and cash equivalents ......................        (48,803)         63,022

Cash and cash equivalents at beginning of period ..........................        294,645         144,907
                                                                                 ---------       ---------

Cash and cash equivalents at end of period ................................      $ 245,842       $ 207,929
                                                                                 =========       =========


    The accompanying notes are an integral part of these financial statements

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2000. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1999 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Accounting Bulletin Issued

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which delays the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the implementation of SAB 101 will have a material effect on the Company's financial position or results of operations.

NOTE 2. MARKETABLE EQUITY SECURITIES

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

At June 30, 2000, the fair market value of the remaining shares of this investment in TenFold is $8,219, and an unrealized loss of $171 (net of tax of $110) is classified in "Accumulated other comprehensive income" on the condensed consolidated balance sheet. Subsequent to December 31, 1999, this investment is classified in "Other non-current assets" on the condensed consolidated balance sheet.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3. ACQUISITIONS

On March 30, 2000, the Company acquired substantially all of the assets and liabilities of Solutions Consulting, Inc. ("SCI"), a Pittsburgh based enterprise software and e-commerce company. Total consideration included $41,119 in cash (net of $8,881 of cash acquired) and $50,000 in the form of 1,965,602 shares of the Company's Class A Common Stock. The Company also paid $22,100 in cash for the benefit of SCI employees, which was recorded as a compensation charge. The transaction was accounted for as a purchase; accordingly, the purchase price has been allocated to assets and liabilities based on estimated fair values as of the acquisition date. The costs in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $76,605, which will be amortized using the straight-line method of amortization over its estimated useful life.

The revenues and operating expenses of SCI for the first quarter of 2000 were included in the condensed consolidated statements of income for the six months ended June 30, 2000, and pre-acquisition operating earnings were eliminated in "Other income (expense), net for the same period as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements". Specifically, SCI contributed $11,960, $6,801, and $1,658 toward revenue, direct cost of services, and selling, general and administrative expenses, respectively, during the first quarter of 2000, and $3,501 in pre-tax income related to the first quarter of 2000 was eliminated in "Other income (expense), net" on the condensed consolidated statements of income for the six months ended June 30, 2000.

The following table reflects pro forma combined results of operations of the Company and SCI on the basis that the acquisition had taken place at the beginning of the calendar year for each of the periods presented:


                                      Three months         Six months
                                     Ended June 30,      Ended June 30,
                                     --------------    -------------------
                                         1999          2000           1999
                                         ----          ----           ----
Revenue                                $298,109      $543,106      $587,328
Income before taxes                      22,990        86,969        54,203
Net income                               13,795        52,616        32,522
Basic earnings per common share            0.15          0.55          0.37
Diluted earnings per common share          0.12          0.46          0.28

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2000 and 1999 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 4. SALE OF EQUITY INTEREST

On January 14, 2000, the Company sold its 40% equity interest in Systor A.G. ("Systor"), a Swiss information services company, to UBS Capital B.V. for a purchase price of $55,486, resulting in a $38,851 pretax gain, which is included in "Other income (expense), net" in the condensed consolidated statements of income. UBS Capital B.V. was the holder of the remaining 60% interest in Systor.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5. COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss), net of tax, was as follows:


                                                           Three months                    Six months
                                                           Ended June 30,                Ended June 30,
                                                       -----------------------       -----------------------
                                                         2000           1999           2000           1999
                                                       --------       --------       --------       --------
Net income                                             $ 13,075       $ 16,906       $ 51,221       $ 33,095
Foreign currency translation adjustments                 (1,961)        (1,002)        (3,392)        (3,019)
Unrealized gain (loss) on marketable equity
     securities, net of tax of $(10,518), $6,047,
     $(8,894), and $6,047, respectively                 (16,450)         8,703        (13,910)         8,703
                                                       --------       --------       --------       --------
Total comprehensive income (loss)                      $ (5,336)      $ 24,607       $ 33,919       $ 38,779
                                                       ========       ========       ========       ========


NOTE 6. STOCKHOLDERS' EQUITY

The components of other stockholders' equity were as follows:

                                           June 30, 2000  December 31, 1999
                                           -------------  -----------------
Retained earnings ......................      $ 206,230       $ 155,009
Deferred compensation ..................         (2,634)         (2,822)
Other ..................................           (271)         (1,010)
                                              ---------       ---------
Total other stockholders' equity .......      $ 203,325       $ 151,177
                                              =========       =========

Additional paid-in-capital increased by $70,569 during the six months ended June 30, 2000. The major components of the increase include $49,980 from the issuance of Class A common shares in the acquisition of SCI, $11,377 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock, $4,444 from the issuance of Class A common shares through the Employee Stock Purchase Plan, and $4,377 from the exercise of options to purchase shares of the Company's Class A Common Stock.

At June 30, 2000, there were 94,895,076 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. At December 31, 1999, there were 90,819,898 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is due primarily to the exercise of options to purchase 2,138,720 Class A shares and the issuance of 1,965,602 Class A shares to acquire SCI.


NOTE 7. STRATEGIC ALLIANCE AGREEMENT

In January of 2000, the Company paid $20,000 to Sykes Enterprises, Incorporated as part of a five year strategic alliance agreement to provide each party a variety of business solutions and services. This balance is included in "Other non-current assets" in the condensed consolidated balance sheet.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8. EARNINGS PER SHARE (SHARES IN THOUSANDS)

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                               For the quarter ended June 30,
                                                                    2000          1999
                                                                  --------      --------
BASIC EARNINGS PER COMMON SHARE
Net income .................................................      $ 13,075      $ 16,906
                                                                  ========      ========

Weighted average common shares outstanding .................        96,380        87,645
                                                                  ========      ========

Basic earnings per common share ............................      $   0.14      $   0.19
                                                                  ========      ========

DILUTED EARNINGS PER COMMON SHARE
Net income .................................................      $ 13,075      $ 16,906
                                                                  ========      ========

Weighted average common shares outstanding .................        96,380        87,645
Incremental shares assuming dilution .......................        17,182        26,205
                                                                  --------      --------
Weighted average diluted common shares outstanding .........       113,562       113,850
                                                                  ========      ========

Diluted earnings per common share ..........................      $   0.12      $   0.15
                                                                  ========      ========


                                                              For the six months ended June 30,
                                                                    2000          1999
                                                                  --------      --------
BASIC EARNINGS PER COMMON SHARE
Net income .................................................      $ 51,221      $ 33,095
                                                                  ========      ========

Weighted average common shares outstanding .................        94,891        85,624
                                                                  ========      ========

Basic earnings per common share ............................      $   0.54      $   0.39
                                                                  ========      ========

DILUTED EARNINGS PER COMMON SHARE
Net income .................................................      $ 51,221      $ 33,095
                                                                  ========      ========

Weighted average common shares outstanding .................        94,891        85,624
Incremental shares assuming dilution .......................        19,283        26,803
                                                                  --------      --------
Weighted average diluted common shares outstanding .........       114,174       112,427
                                                                  ========      ========

Diluted earnings per common share ..........................      $   0.45      $   0.29
                                                                  ========      ========

For the three and six months ended June 30, 2000, respectively, options to purchase approximately 17,933 and 13,046 shares of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Lease

In June 2000, the Company entered into an operating lease agreement for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. The initial term of the lease extends through June 2005, with one optional two-year renewal period thereafter. At the end of the lease, the Company is required to either renew the lease, purchase the property for the lease balance, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of 100% of the original fair value of the land, plus 83% of the original fair value of the buildings and any additional improvements. The original fair value of the facilities, including land and improvements, could be as high as $90,000. Commitments under this operating lease are currently expected to be $4,599 in 2002, $6,899 in 2003, $6,900 in 2004 and $2,877 in 2005.

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flow.

On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which it subsequently amended, in New York state court against the Company in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The court has dismissed six of Robert Plan's claims while declining to dismiss the other six claims at this stage. Both parties have appealed the court's decision. In addition, the Company has filed an answer to the remaining six claims and has asserted counterclaims against Robert Plan. The Company intends to continue a vigorous defense of the lawsuit and to conduct a vigorous prosecution of its counterclaims. The Company does not believe that the outcome of this litigation will have a material adverse effect on its financial condition, results of operations or cash flow.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2000 and 1999

     Total revenue decreased in the three months ended June 30, 2000 by 4.9% to $268.5 million from $282.3 million in the three months ended June 30, 1999. This decrease was attributable to a $29.9 million decrease from the UBS AG ("UBS") contract, a $23.7 million decrease from the termination of the East Midlands Electricity (IT) Limited (together with its parent company East Midlands Electricity plc, "EME") contract, and a net decrease from other short-term projects and existing clients. These decreases were offset by a $45.7 million increase from new sales signed subsequent to June 30, 1999 and $11.3 million from Solutions Consulting, Inc. ("SCI") which was acquired in the first quarter of 2000. During the three months ended June 30, 2000, revenue from UBS totaled $62.8 million as compared to $92.7 million in the second quarter of 1999. This period over period decrease from UBS is attributable to a decrease in IT spending as merger-related integration work associated with the 1998 merger of Swiss Bank and Union Bank of Switzerland was completed. The Company does not expect significant further decline in revenue from UBS during the remainder of 2000.

     Domestic revenue grew by 11.4% in the second quarter of 2000 to $201.1 million from $180.6 million in the second quarter of 1999, and increased as a percentage of total revenue to 74.9% from 64.0% over the same period.

     Non-domestic revenue, consisting of European and Asian operations, decreased by 33.7% in the second quarter of 2000 to $67.4 million from $101.7 million in the second quarter of 1999, and decreased as a percentage of total revenue to 25.1% from 36.0%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue decreased 53.3% to $29.8 million in the second quarter of 2000 from $63.8 million in the second quarter of 1999 due primarily to the termination of the EME contract, which may result in continued declines in period over period comparisons throughout 2000. In Switzerland, revenue decreased 35.3% to $11.0 million in the second quarter of 2000 from $17.0 million in the second quarter of 1999, due to a revenue decrease in the UBS contract. Asian operations represented $5.0 million, or 1.9%, and $4.9 million, or 1.7%, of total revenue for the three months ended June 30, 2000 and 1999, respectively.

     Direct cost of services decreased in the second quarter of 2000 by 4.4% to $209.4 million from $219.0 million over the same period of 1999. Gross margin as a percentage of total revenue decreased slightly to 22.0% from 22.4% for the second quarter of 2000 compared to the second quarter of 1999. This decrease in gross margin as a percentage of total revenue was due to the termination of the EME contract and a decrease in profitability from short-term projects, including projects associated with new service offerings. These decreases were partially offset by the addition of SCI in the amount of $4.1 million and a decrease of $4.5 million in certain personnel related expenses.

     Selling, general and administrative expenses ("SG&A") increased in the second quarter of 2000 by 13.4% to $44.9 million from $39.6 million over the same period of 1999, and increased as a percentage of total revenue to 16.7% from 14.0%. The three months ended June 30, 1999 included a $2.5 million charge for departmental relocations. While the Company's normal general and administrative spending as a percentage of total revenue remained flat period over period, the increase over the same period of 1999 is due to intentional increases in spending related to business development and sales and the inclusion of SCI in SG&A in the amount of $1.3 million.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     As a result of the factors noted above, operating income decreased in the second quarter of 2000 to $14.2 million from $23.7 million in the second quarter of 1999. Operating income as a percentage of total revenue decreased to 5.3% from 8.4%.

     Net income decreased 22.5% in the second quarter of 2000 to $13.1 million from $16.9 million in the second quarter of 1999, and net income as a percentage of total revenue decreased to 4.9% from 6.0%.

Comparison of the six months ended June 30, 2000 and 1999

     On March 30, 2000, the Company completed the acquisition of SCI. All pre-acquisition revenues and operating expenses of SCI have been included in the condensed consolidated statements of income for the six months ended June 30, 2000, and pre-acquisition operating earnings have been eliminated in "Other income (expense), net" as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements".

     Total revenue decreased in the six months ended June 30, 2000 by 2.4% to $543.1 million from $556.6 million in the six months ended June 30, 1999. This decrease was attributable to a $38.0 million decrease from the UBS contract, a $49.2 million decrease from the termination of the EME contract, a $14.3 million decrease due to contracts which ended in 1999, and an overall net decrease from short-term projects and existing clients. These decreases were partially offset by an $83.3 million increase from new sales signed subsequent to June 30, 1999 and $23.3 million from SCI.

     Domestic revenue grew by 10.1% in the six months ended June 30, 2000 to $399.5 million from $362.9 million in the six months ended June 30, 1999, and increased as a percentage of total revenue to 73.6% from 65.2% over the same period of the prior year.

     Non-domestic revenue, consisting of European and Asian operations, declined by 25.9% in the six months ended June 30, 2000 to $143.6 million from $193.7 million in the same period of 1999, and decreased as a percentage of total revenue to 26.4% from 34.8%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue decreased 42.4% to $71.0 million in the six month period of 2000 from $123.2 million in the same period of 1999 due primarily to the termination of the EME contract. In Switzerland, revenue decreased 25.7% to $22.8 million in the six month period of 2000 from $30.7 million in the six month period of 1999, due to a revenue decrease in the UBS contract. Asian operations represented 1.8% of total revenue for each of the six month periods.

     Direct cost of services decreased in the first six months of 2000 by 3.7% to $413.6 million from $429.3 million over the same period of 1999. Gross margin increased to 23.8% of total revenue in the first six months of 2000 as compared to 22.9% of total revenue in the first six months of 1999. This increase in gross margin as a percentage of total revenue was due to the addition of $9.3 million from SCI and a decrease in certain personnel related expenses in the amount of $13.3 million. These increases were partially offset by the termination of the EME contract.

     SG&A increased in the first six months ended June 30, 2000 by 9.0% to $88.3 million from $81.0 million in the same period of 1999, and increased as a percentage of total revenue to 16.3% from 14.6%. The six months ended June 30, 1999 included $5.9 million of charges for departmental relocations, special payroll tax accruals and litigation-related costs. The period over period increase is due to intentional increases in spending related to business development and sales and the inclusion of SCI in SG&A in the amount of $3.0 million. During the first quarter of 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of SCI.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     As a result of the factors noted above, operating income decreased in the six months ended June 30, 2000 to $19.1 million from $46.3 million in the six months ended June 30, 1999. Operating income as a percentage of total revenue decreased to 3.5% from 8.3%. This decrease was due primarily to the one-time $22.1 million compensation charge the Company incurred during the first quarter of 2000 related to the acquisition of SCI.

     Other income (expense), net increased in the six months ended June 30, 2000 to $56.9 million of income from $4.3 million of income in the six months ended June 30, 1999 primarily due to non-recurring activities. Non-recurring items during the first six months of 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor AG ("Systor"), a subsidiary of UBS, and a net gain of $15.0 million due to the sale of 500,000 shares of TenFold Corporation ("TenFold") common stock, which were held as an investment. These gains were partially offset by a $3.5 million expense which eliminated the pre-acquisition earnings of SCI for the first quarter of 2000.

     Net income increased 54.7% in the six months ended June 30, 2000 to $51.2 million from $33.1 million in the six months ended June 30, 1999, and net income as a percentage of total revenue increased to 9.4% from 5.9%.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, cash and cash equivalents decreased 16.6% to $245.8 million from $294.6 million at December 31, 1999.

     Net cash used in operating activities was $77.3 million for the six months ended June 30, 2000 compared to net cash used in operating activities of $20.1 million for the six months ended June 30, 1999. This change was due primarily to a decline in accrued compensation, as bonuses earned in 1999 and paid in 2000 exceeded those bonuses earned in 1998 and paid in 1999 and due to a lower accrued compensation balance at June 30, 2000 as compared to June 30, 1999. Further change was due to an increase in other current and non-current assets of which $20.0 million related to cash expenditures in connection with a strategic alliance agreement with Sykes Enterprises. These were partially offset by a decrease in accounts receivable.

     Net cash provided by investing activities was $26.7 million for the six months ended June 30, 2000 compared to net cash used in investing activities of $25.7 million for the same period in 1999. The increase in cash provided by investing activities was due to the receipt of $26.5 million in proceeds from the sale of marketable equity securities, including the sale of 500,000 shares of TenFold common stock, and $55.5 million in proceeds from the sale of Systor in the first quarter of 2000. This cash received was offset by $41.1 million of cash paid (net of cash acquired) for the acquisition of SCI during the first quarter of 2000. Included in the first six months of 1999 was the purchase of 1,000,000 shares in the initial public offering of TenFold for $17.0 million.

     For the six months ended June 30, 2000, net cash provided by financing activities was approximately $4.7 million compared to $115.5 million for the six months ended June 30, 1999. The six months ended June 30, 1999 reflects the proceeds of $108.1 million from the Company's initial public offering.

     The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2000, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $2.9 million, as British pounds and Swiss francs all weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

     During the second quarter of 2000, the Company entered into an operating lease agreement for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. The additional cash requirements related to this agreement over the next twelve months are not expected to be material in relation to current rental payments.

NEW ACCOUNTING DEVELOPMENT

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which delays the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the implementation of SAB 101 will have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     Statements contained within this report may contain forward-looking statements, which involve risks and uncertainties that may cause actual results to vary from those contained in the forward-looking statements. In some cases, you can identify such forward-looking statements by terminology such as "may," "will," "could," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue." In evaluating these statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as: the loss of major clients; Perot Systems' ability to achieve future sales; changes in its relationship and variability of revenue and expense associated with its largest customer; the loss of key personnel; risks associated with establishing and growing start-up businesses; the highly competitive market in which Perot Systems operates; the variability of quarterly operating results; changes in technology; and risks related to international operations. Please refer to the Perot Systems Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. Perot Systems disclaims any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000


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

     On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which it subsequently amended, in New York state court against the Company in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The court has dismissed six of Robert Plan's claims while declining to dismiss the other six claims at this stage. Both parties have appealed the court's decision. In addition, the Company has filed an answer to the remaining six claims and has asserted counterclaims against Robert Plan. The Company intends to continue a vigorous defense of the lawsuit and to conduct a vigorous prosecution of its counterclaims. The Company does not believe that the outcome of this litigation will have a material adverse effect on its financial condition, results of operations, or cash flow.

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

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders of the Company on May 10, 2000. The purpose of the meeting was to elect six nominees to serve as directors of the Company, ratify the division of the 1999 Employee Stock Purchase Plan into a plan for United States employees and a plan for non-United States employees and to approve such plans, and ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000. The number of shares voted with respect to each nominee was as follows:

     Nominee                                       For               Withheld
     -------                                       ---               --------
     Ross Perot.......................         74,582,854             217,853
     Steven Blasnik...................         74,597,642             203,065
     James Champy.....................         74,549,376             251,331
     William K. Gayden................         74,595,135             205,572
     Carl Hahn........................         74,584,718             215,989
     Ross Perot, Jr...................         74,574,212             226,495

     There were no broker non-votes. All of the nominees were elected to the Board of Directors. These directors constituted the entire Board of Directors of the Company. The division of the 1999 Employee Stock Purchase Plan into a plan for United States employees and a plan for non-United States employees and each of such plans has been approved. The vote was 71,766,720 for and 2,865,425 against with the holders of 168,562 abstaining. The selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 was ratified by the shareholders. The vote was 74,612,909 for and 94,761 against with the holders of 93,037 abstaining.


ITEM 5. OTHER INFORMATION

     None

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

      EXHIBIT
       NUMBER       DESCRIPTION OF EXHIBIT

       10.43 Participation Agreement dated as of June 22, 2000, among PSC Management Limited Partnership, Perot Systems Corporation, Perot Systems Business Trust No. 2000-1, Wilmington Trust Company, Banc One Leasing Services Corp., Certificate Holders, Bank One, NA, the Tranche A and Tranche B Lenders, and Bank One, NA.

       10.44 Master Lease Agreement And Mortgage And Deed Of Trust dated as of June 22, 2000, between Perot Systems Business Trust No. 2000-1 and PSC Management Limited Partnership.

       27.0         Financial Data Schedule

     (b) Reports of Form 8-K

     On April 14, 2000, the Company filed a Current Report on Form 8-K, and filed an amendment to such Current Report on May 11, 2000, to report the acquisition, through a wholly-owned subsidiary, of substantially all of the assets of Solutions Consulting, Inc. The transaction was reported under Item 2 of Form 8-K and included pro forma financial information under Item 7 of Form 8-K, which information was presented as if the transaction had occurred as of specified times.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEROT SYSTEMS CORPORATION
                                      (Registrant)



Date: August 8, 2000                  By  /s/ TERRY ASHWILL
                                      ------------------------------------------
                                      Terry Ashwill
                                      Vice President and Chief Financial Officer
                                      (principal financial officer and
                                           chief accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER       DESCRIPTION
-------       -----------
 10.43        Participation Agreement dated as of June 22, 2000, among PSC
              Management Limited Partnership, Perot Systems Corporation, Perot
              Systems Business Trust No. 2000-1, Wilmington Trust Company, Banc
              One Leasing Services Corp., Certificate Holders, Bank One, NA, the
              Tranche A and Tranche B Lenders, and Bank One, NA.

 10.44        Master Lease Agreement And Mortgage And Deed Of Trust dated as of
              June 22, 2000, between Perot Systems Business Trust No. 2000-1 and
              PSC Management Limited Partnership.

 27.0         Financial Data Schedule