Form 10-Q
period 2000-09-30
PEROT SYSTEMS CORP
filed 2000-11-03
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of registrant's common stock outstanding as of October 31, 2000: 97,887,884

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000


INDEX
                                                                                              Page


PART I:   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of September 30, 2000 and
                  December 31, 1999.............................................................1
             Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999.............................................2
             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.............................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................9

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................13

PART II:  OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS...................................................................13

ITEM 2:    CHANGES IN SECURITIES...............................................................13

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................13

ITEM 5:    OTHER INFORMATION ..................................................................13

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K ...................................................14

SIGNATURES ....................................................................................15

EXHIBIT INDEX .................................................................................16

ITEM 1:  FINANCIAL STATEMENTS

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS


                                                                 September 30, 2000   December 31, 1999
                                                                 ------------------   -----------------

Current assets:
   Cash and cash equivalents ...............................          $ 248,158             $ 294,645
   Marketable equity securities ............................                139                39,938
   Accounts receivable, net ................................            178,019               156,754
   Prepaid expenses and other ..............................             48,843                51,160
                                                                      ---------             ---------
       Total current assets ................................            475,159               542,497

Property, equipment and purchased software, net ............             41,701                38,965
Goodwill, net ..............................................             74,246                   659
Other non-current assets ...................................             69,417                31,844
                                                                      ---------             ---------
       Total assets ........................................          $ 660,523             $ 613,965
                                                                      =========             =========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................          $  25,917             $  38,069
   Accrued liabilities .....................................             81,449                94,203
   Deferred revenue ........................................             10,233                20,533
   Accrued compensation ....................................             15,488                53,057
   Other current liabilities ...............................             14,575                10,367
                                                                      ---------             ---------
       Total current liabilities ...........................            147,662               216,229

Other non-current liabilities ..............................              6,362                 7,014
                                                                      ---------             ---------
       Total liabilities ...................................            154,024               223,243
                                                                      ---------             ---------

Stockholders' equity:
   Common stock ............................................                976                   926
   Additional paid-in-capital ..............................            300,990               226,712
   Other stockholders' equity ..............................            215,817               151,177
   Accumulated other comprehensive income ..................            (11,284)               11,907
                                                                      ---------             ---------
       Total stockholders' equity ..........................            506,499               390,722
                                                                      ---------             ---------
       Total liabilities and stockholders' equity ..........          $ 660,523             $ 613,965
                                                                      =========             =========






   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                             Three months ended September 30,      Nine months ended September 30,
                                                                 2000               1999               2000              1999
                                                            ---------------    ---------------    ---------------   ---------------

Revenue ..................................................  $       276,092    $       304,788    $       819,198   $       861,412

Costs and expenses:
     Direct cost of services .............................          214,673            231,230            628,278           660,516
     Selling, general and administrative expenses ........           44,580             44,366            132,893           125,361
     Compensation charge related to acquisition ..........               --                 --             22,100                --
                                                            ---------------    ---------------    ---------------   ---------------
Operating income .........................................           16,839             29,192             35,927            75,535

Interest income, net .....................................            4,446              2,768             13,106             7,304
Equity in earnings (loss) of unconsolidated affiliates ...             (505)             1,751              3,810             6,413
Other income (expense), net ..............................             (762)              (158)            51,838              (541)
                                                            ---------------    ---------------    ---------------   ---------------
Income before taxes ......................................           20,018             33,553            104,681            88,711
Provision for income taxes ...............................            7,907             13,421             41,349            35,484
                                                            ---------------    ---------------    ---------------   ---------------

     Net income ..........................................  $        12,111    $        20,132    $        63,332   $        53,227
                                                            ===============    ===============    ===============   ===============


Basic and diluted earnings per common share:
     Basic earnings per common share .....................  $          0.12    $          0.22    $          0.66   $          0.61
     Weighted average common shares outstanding ..........           97,260             89,832             95,687            87,042

     Diluted earnings per common share ...................  $          0.11    $          0.18    $          0.56   $          0.47
     Weighted average diluted common shares
          outstanding ....................................          110,364            113,093            114,032           112,762

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                   Nine months ended September 30,
                                                                                      2000                1999
                                                                                 ---------------    ---------------
 Cash flows from operating activities:
     Net income ..............................................................   $        63,332    $        53,227

     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
        Depreciation and amortization ........................................            20,261             21,060
        Gain on sale of marketable equity securities .........................           (17,503)                --
        Gain on sale of unconsolidated affiliate .............................           (38,851)                --
        Other non-cash items .................................................            (2,705)            (6,334)
        Change in assets and liabilities:
           Accounts receivable ...............................................           (17,659)           (56,068)
           Accounts payable and accrued liabilities ..........................           (16,734)             9,354
           Accrued compensation ..............................................           (35,697)            (6,083)
           Deferred revenue ..................................................           (10,332)             3,329
           Income taxes payable ..............................................            17,435             23,963
           Other current and non-current assets ..............................            (9,555)           (10,494)
           Other current and non-current liabilities .........................              (336)             3,023
                                                                                 ---------------    ---------------
               Net cash provided by (used in) operating activities ...........           (48,344)            34,977
                                                                                 ---------------    ---------------

Cash flows from investing activities:
     Purchases of property, equipment and purchased software .................           (21,216)           (14,683)
     Acquisition of business, net of cash acquired of $8,881 .................           (41,119)                --
     Proceeds from sale of unconsolidated affiliate ..........................            55,486                 --
     Purchases and sales of marketable equity securities .....................            26,543            (17,000)
     Investment in unconsolidated affiliate ..................................           (15,000)                --
     Other ...................................................................            (2,502)               871
                                                                                 ---------------    ---------------
               Net cash provided by (used in) investing activities ...........             2,192            (30,812)
                                                                                 ---------------    ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock ..................................             5,281            111,725
     Other ...................................................................              (391)             5,865
                                                                                 ---------------    ---------------
               Net cash provided by financing activities .....................             4,890            117,590
                                                                                 ---------------    ---------------

Effect of exchange rate changes on cash and cash equivalents .................            (5,225)            (3,447)
                                                                                 ---------------    ---------------

Net increase (decrease) in cash and cash equivalents .........................           (46,487)           118,308

Cash and cash equivalents at beginning of period .............................           294,645            144,907
                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period ...................................   $       248,158    $       263,215
                                                                                 ===============    ===============



    The accompanying notes are an integral part of these financial statements

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 as included in the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2000. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 1999 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Accounting Bulletin Issued

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance on revenue recognition issues. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" which delays the implementation of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the implementation of SAB 101 will have a material effect on the Company's financial position or results of operations.

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

At September 30, 2000, the fair market value of the remaining shares of this investment in TenFold is $2,219, and an unrealized loss of $3,832 (net of tax of $2,449) is classified in "Accumulated other comprehensive income" on the condensed consolidated balance sheet. Subsequent to December 31, 1999, this investment is classified in "Other non-current assets" on the condensed consolidated balance sheet.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3. ACQUISITIONS

On March 30, 2000, the Company acquired substantially all of the assets and liabilities of Solutions Consulting, Inc. ("SCI"), a Pittsburgh-based enterprise software and e-commerce company. Total consideration included $41,119 in cash (net of $8,881 of cash acquired) and $50,000 in the form of 1,965,602 shares of the Company's Class A Common Stock. The Company also paid $22,100 in cash for the benefit of SCI employees, which was recorded as a compensation charge. The transaction was accounted for as a purchase; accordingly, the purchase price has been allocated to assets and liabilities based on estimated fair values as of the acquisition date. The costs in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $76,806, which will be amortized using the straight-line method of amortization over its estimated useful life.

The revenues and operating expenses of SCI for the first quarter of 2000 were included in the condensed consolidated statements of income for the nine months ended September 30, 2000, and pre-acquisition operating earnings were eliminated in "Other income (expense), net" for the same period as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements." Specifically, SCI contributed $11,960, $6,801, and $1,658 toward revenue, direct cost of services, and selling, general and administrative expenses, respectively, during the first quarter of 2000, and $3,501 in pre-tax income related to the first quarter of 2000 was eliminated in "Other income (expense), net" on the condensed consolidated statements of income for the nine months ended September 30, 2000.

The following table reflects pro forma combined results of operations of the Company and SCI on the basis that the acquisition had taken place at the beginning of the calendar year for each of the periods presented:


                                    Three months                    Nine months
                                 Ended September 30,            Ended September 30,
                                 -------------------        ---------------------------
                                        1999                    2000           1999
                                    ------------            ------------   ------------

Revenue                             $    321,241            $    819,198   $    908,569
Income before taxes                       35,813                 106,654         89,350
Net income                                21,488                  64,526         53,610
Basic earnings per common share             0.23                    0.67           0.60
Diluted earnings per common share           0.19                    0.56           0.47

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2000 and 1999 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

On January 14, 2000, the Company sold its 40% equity interest in Systor A.G. ("Systor"), a Swiss information services company, to UBS Capital B.V. for a purchase price of $55,486, resulting in a $38,851 pretax gain, which is included in "Other income (expense), net" in the condensed consolidated statements of income. UBS Capital B.V. was the holder of the remaining 60% interest in Systor.

In July 2000, the Company entered into a joint venture with PNC Bank, N.A. whereby the Company owns 50% of BillingZone, L.L.C., which provides business-to-business electronic bill presentment and payment services. During the third quarter of 2000, the Company made cash contributions to the joint venture totaling $15,000. For the three and nine months ended September 30, 2000, the Company recorded $2,807 in losses, which are included in "Equity in earnings (loss) of unconsolidated affiliates" on the condensed consolidated statements of income.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.  COMPREHENSIVE INCOME

The Company's total comprehensive income, net of tax, was as follows:


                                                                Three months                   Nine months
                                                              Ended September 30,          Ended September 30,
                                                         ----------------------------    ----------------------------
                                                              2000            1999           2000            1999
                                                         ------------    ------------    ------------    ------------

Net income                                               $     12,111    $     20,132    $     63,332    $     53,227
Foreign currency translation adjustments                       (2,061)          2,021          (5,453)           (998)
Unrealized gain (loss) on marketable equity
     securities, net of tax of $(2,447), $(2,152),
     $(11,341), and $3,895, respectively                       (3,828)         (3,098)        (17,738)          5,605
                                                         ------------    ------------    ------------    ------------
Total comprehensive income                               $      6,222    $     19,055    $     40,141    $     57,834
                                                         ============    ============    ============    ============

NOTE 6. STOCKHOLDERS' EQUITY

The components of other stockholders' equity were as follows:


                                         September 30, 2000             December 31, 1999
                                         ------------------             -----------------

Retained earnings ....................       $    218,341                 $    155,009
Deferred compensation ................             (2,486)                      (2,822)
Other ................................                (38)                      (1,010)
                                             ------------                 ------------
Total other stockholders' equity .....       $    215,817                 $    151,177
                                             ============                 ============

Additional paid-in-capital increased by $74,278 during the nine months ended September 30, 2000. The major components of the increase include $49,980 from the issuance of Class A common shares in the acquisition of SCI, $12,629 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock, $6,018 from the issuance of Class A common shares through the Employee Stock Purchase Plan, and $5,168 from the exercise of options to purchase shares of the Company's Class A Common Stock.

At September 30, 2000, there were 95,813,201 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. At December 31, 1999, there were 90,819,898 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is due primarily to the exercise of options to purchase 2,848,537 Class A shares and the issuance of 1,965,602 Class A shares to acquire SCI.

NOTE 7. STRATEGIC ALLIANCE AGREEMENT

In January of 2000, the Company paid $20,000 to Sykes Enterprises, Incorporated ("Sykes") as part of a five year strategic alliance agreement to provide each party a variety of business solutions and services. In August 2000, this agreement was amended and the Company received $20,000 in cash from Sykes.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8. EARNINGS PER SHARE (SHARES IN THOUSANDS)

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.


                                                                     For the three months ended September 30,
                                                                          2000                     1999
                                                                     -------------            ---------------

BASIC EARNINGS PER COMMON SHARE
Net income ...............................................            $     12,111             $     20,132
                                                                      ============             ============

Weighted average common shares outstanding ...............                  97,260                   89,832
                                                                      ============             ============

Basic earnings per common share ..........................            $       0.12             $       0.22
                                                                      ============             ============

DILUTED EARNINGS PER COMMON SHARE
Net income ...............................................            $     12,111             $     20,132
                                                                      ============             ============

Weighted average common shares outstanding ...............                  97,260                   89,832
Incremental shares assuming dilution .....................                  13,104                   23,261
                                                                      ------------             ------------
Weighted average diluted common shares outstanding .......                 110,364                  113,093
                                                                      ============             ============

Diluted earnings per common share ........................            $       0.11             $       0.18
                                                                      ============             ============



                                                                      For the nine months ended September 30,
                                                                          2000                     1999
                                                                      ------------             --------------



BASIC EARNINGS PER COMMON SHARE
Net income ...............................................            $     63,332             $     53,227
                                                                      ============             ============

Weighted average common shares outstanding ...............                  95,687                   87,042
                                                                      ============             ============

Basic earnings per common share ..........................            $       0.66             $       0.61
                                                                      ============             ============

DILUTED EARNINGS PER COMMON SHARE
Net income ...............................................            $     63,332             $     53,227
                                                                      ============             ============

Weighted average common shares outstanding ...............                  95,687                   87,042
Incremental shares assuming dilution .....................                  18,345                   25,720
                                                                      ------------             ------------
Weighted average diluted common shares outstanding .......                 114,032                  112,762
                                                                      ============             ============

Diluted earnings per common share ........................            $       0.56             $       0.47
                                                                      ============             ============



For the three and nine months ended September 30, 2000 options to purchase approximately 31,775 and 17,253 shares, respectively, of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive.

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

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which it subsequently amended, in New York state court against the Company in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The court has dismissed six of Robert Plan's claims, while declining to dismiss the other six claims at this stage. Both parties have appealed the court's decision. In addition, the Company has filed an answer to the remaining six claims and has asserted counterclaims against Robert Plan. The Company intends to continue a vigorous defense of the lawsuit and to conduct a vigorous prosecution of its counterclaims. The Company does not believe that the outcome of this litigation will have a material adverse effect on its financial condition, results of operation or cash flow.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2000 and 1999

         Total revenue decreased in the three months ended September 30, 2000 by 9.4% to $276.1 million from $304.8 million in the three months ended September 30, 1999. This decrease was attributable to a $31.9 million decrease from the termination of the East Midlands Electricity (IT) Limited (together with its parent company East Midlands Electricity plc, "EME") contract, of which $10.6 million related to a one-time termination fee recorded in the third quarter of 1999; a $20.7 million decrease from the UBS AG ("UBS") contract; a $14.6 million decrease from the ANC Rental Corporation ("ANC Rental") contract; and a net decrease from other existing clients and short-term projects. These decreases were offset by a $33.6 million increase from new sales signed subsequent to September 30, 1999 and a $12.1 million increase from Solutions Consulting, Inc. ("SCI") which was acquired in the first quarter of 2000. During the three months ended September 30, 2000, revenue from UBS totaled $61.5 million as compared to $82.2 million in the third quarter of 1999. This period over period decrease from UBS is primarily attributable to a decrease in IT spending as merger-related integration work associated with the 1998 merger of Swiss Bank and Union Bank of Switzerland was completed. The Company does not expect significant further decline in revenue from UBS during the remainder of 2000. The ANC Rental decline stems from the Company's successful completion of the development of the Odyssey reservation system and the transition of this contract into the operating phase.

         Domestic revenue grew by 3.7% in the third quarter of 2000 to $198.3 million from $191.3 million in the second quarter of 1999, and increased as a percentage of total revenue to 71.8% from 62.8% over the same period.

         Non-domestic revenue, consisting of European and Asian operations, decreased by 31.5% in the third quarter of 2000 to $77.8 million from $113.5 million in the third quarter of 1999, and decreased as a percentage of total revenue to 28.2% from 37.2%. The largest components of European operations were in the United Kingdom and Switzerland. In the United Kingdom revenue decreased 47.8% to $39.1 million in the third quarter of 2000 from $74.9 million in the third quarter of 1999, due primarily to the termination of the EME contract, which may result in continued declines in period over period comparisons for the remainder of 2000. In Switzerland, revenue decreased 38.1% to $10.0 million in the third quarter of 2000 from $16.2 million in the third quarter of 1999, due to a revenue decrease in the UBS contract. Asian operations represented $5.1 million, or 1.9%, and $5.0 million, or 1.6%, of total revenue for the three months ended September 30, 2000 and 1999, respectively.

         Direct cost of services decreased in the third quarter of 2000 by 7.2% to $214.7 million from $231.2 million over the same period of 1999. Gross margin as a percentage of total revenue decreased to 22.2% from 24.2% for the third quarter of 2000 compared to the third quarter of 1999. This decrease was attributable to the termination of the EME contract, including a contract termination gain of $8.0 million recorded in the third quarter of 1999; a net $2.5 million charge recorded in the current quarter related to the performance of certain contracts; and a decrease in profitability from short-term projects including projects associated with new service offerings. These decreases were partially offset by the addition of SCI in the amount of $4.7 million and a decrease of $9.2 million in certain personnel related expenses.

         Selling, general and administrative expenses ("SG&A") increased in the third quarter of 2000 by 0.5% to $44.6 million from $44.4 million over the same period of 1999, and increased as a percentage of total revenue to 16.2% from 14.6%. While period over period total SG&A was relatively flat, the increase in SG&A as a percentage of total revenue was due primarily to the decrease in revenue period over period.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         As a result of the factors noted above, operating income decreased in the third quarter of 2000 to $16.8 million from $29.2 million in the third quarter of 1999. Operating income as a percentage of total revenue decreased to 6.1% from 9.6%.

         Net income decreased 39.8% in the third quarter of 2000 to $12.1 million from $20.1 million in the third quarter of 1999, and net income as a percentage of total revenue decreased to 4.4% from 6.6%.

Comparison of the nine months ended September 30, 2000 and 1999

         On March 30, 2000, the Company completed the acquisition of SCI. All pre-acquisition revenues and operating expenses of SCI have been included in the condensed consolidated statements of income for the nine months ended September 30, 2000, and pre-acquisition operating earnings have been eliminated in "Other income (expense), net" as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements."

         Total revenue decreased in the nine months ended September 30, 2000 by 4.9% to $819.2 million from $861.4 million in the nine months ended September 30, 1999. This decrease was attributable to a $81.2 million decrease from the termination of the EME contract, a $58.6 million decrease from the UBS contract, and a $28.4 million decrease from ANC Rental. These decreases were partially offset by a $77.9 million increase from new sales signed subsequent to September 30, 1999, $35.3 million from SCI, and a net increase in revenue from existing clients.

         Domestic revenue grew by 7.9% in the nine months ended September 30, 2000 to $597.8 million from $554.2 million in the nine months ended September 30, 1999, and increased as a percentage of total revenue to 73.0% from 64.3% over the same period of the prior year.

         Non-domestic revenue, consisting of European and Asian operations, declined by 27.9% in the nine months ended September 30, 2000 to $221.4 million from $307.2 million in the same period of 1999, and decreased as a percentage of total revenue to 27.0% from 35.7%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue decreased 44.4% to $110.1 million in the nine month period of 2000 from $198.1 million in the same period of 1999 due primarily to the termination of the EME contract. In Switzerland, revenue decreased 30.0% to $32.8 million in the nine month period of 2000 from $46.8 million in the nine month period of 1999, due to a revenue decrease in the UBS contract. Asian operations represented $15.1 million, or 1.9%, and $14.8 million, or 1.7%, of total revenue for the nine months ended September 30, 2000 and 1999, respectively.

         Direct cost of services decreased in the first nine months of 2000 by 4.9% to $628.3 million from $660.5 million over the same period of 1999. Gross margin represented 23.3% of total revenue for each of the nine month periods. Gross margin for the nine months of 2000 benefited from decreases in certain personnel related expenses of $22.5 million and from the inclusion of SCI in the amount of $14.0 million. These benefits were offset by decreases in gross margin due to the termination of EME and decreases in profitability of short-term projects.

         SG&A increased in the first nine months ended September 30, 2000 by 6.0% to $132.9 million from $125.4 million in the same period of 1999, and increased as a percentage of total revenue to 16.2% from 14.6%. The nine months ended September 30, 1999 included $8.5 million of charges for departmental relocations, special payroll tax accruals and litigation-related costs. The period over period increase is due to intentional increases in spending related to business development and sales and the inclusion of SCI in SG&A in the amount of $4.4 million. During the first quarter of 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of SCI.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         As a result of the factors noted above, operating income decreased in the nine months ended September 30, 2000 to $35.9 million from $75.5 million in the nine months ended September 30, 1999.

         Operating income as a percentage of total revenue decreased to 4.4% from 8.8%. This decrease was due primarily to the one-time $22.1 million compensation charge the Company incurred during the first quarter of 2000 related to the acquisition of SCI.

         Other income (expense), net increased in the nine months ended September 30, 2000 to $51.8 million from a loss of $0.5 million in the nine months ended September 30, 1999 primarily due to non-recurring activities. Non-recurring items during the first nine months of 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor AG ("Systor"), a subsidiary of UBS, and a net gain of $15.0 million due to the sale of 500,000 shares of TenFold Corporation ("TenFold") common stock, which were held as an investment. These gains were partially offset by a $3.5 million expense which eliminated the pre-acquisition earnings of SCI for the first quarter of 2000.

         Net income increased 19.0% in the nine months ended September 30, 2000 to $63.3 million from $53.2 million in the nine months ended September 30, 1999, and net income as a percentage of total revenue increased to 7.7% from 6.2%.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000, cash and cash equivalents decreased 15.8% to $248.2 million from $294.6 million at December 31, 1999.

         Net cash used in operating activities was $48.3 million for the nine months ended September 30, 2000 compared to net cash provided by operating activities of $35.0 million for the nine months ended September 30, 1999. This change was due primarily to a decline in accrued compensation, as bonuses earned in 1999 and paid in 2000 exceeded those bonuses earned in 1998 and paid in 1999 and due to a lower accrued compensation balance at September 30, 2000 as compared to September 30, 1999. Further change was due to a decrease in accounts payable and accrued liabilities. These decreases were partially offset by an increase in accounts receivable.

         Net cash provided by investing activities was $2.2 million for the nine months ended September 30, 2000 compared to net cash used in investing activities of $30.8 million for the same period in 1999. The increase in cash provided by investing activities was due to the receipt of $26.5 million in proceeds from the sale of marketable equity securities, including the sale of 500,000 shares of TenFold common stock, and $55.5 million in proceeds from the sale of Systor in the first quarter of 2000. This cash received was offset by $41.1 million of cash paid (net of cash acquired) for the acquisition of SCI during the first quarter of 2000, a $15.0 million investment in a 50% owned joint venture with PNC Bank, N.A. and a $6.5 million increase in purchases of property, equipment and purchased software. Included in the first nine months of 1999 was the purchase of 1,000,000 shares in the initial public offering of TenFold for $17.0 million.

         For the nine months ended September 30, 2000, net cash provided by financing activities was approximately $4.9 million compared to $117.6 million for the nine months ended September 30, 1999. The nine months ended September 30, 1999 reflects the proceeds of $108.1 million from the Company's initial public offering.

         The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2000, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $5.2 million, as British pounds, Swiss francs, and Euros all weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

         In October of 2000, the Company entered into an agreement with ANC Rental that extended the term of the original services contract through 2007 and reduced the Company's royalty obligations to ANC Rental, which are payable in connection with any future licensing to third parties of the intellectual property for the Odyssey reservation system. As part of the agreement, the Company paid ANC Rental $25.0 million.

         The Company has no committed line of credit or other borrowings and anticipates that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future. On October 31, 2000 the Company announced the initiation of a stock repurchase plan. Under the plan the Board of Directors has approved the repurchase of shares of the Company's common stock with a value of up to $50.0 million.

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

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

              The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

              On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which it subsequently amended, in New York state court against the Company in connection with a September 1, 1990 contract under which the Company provides data processing and software development needs for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan continues to use the services of the Company under the 1990 contract. The Company believes that it has meritorious defenses to Robert Plan's claims. The court has dismissed six of Robert Plan's claims, while declining to dismiss the other six claims at this stage. Both parties have appealed the court's decision. In addition, the Company has filed an answer to the remaining six claims and has asserted counterclaims against Robert Plan. The Company intends to continue a vigorous defense of the lawsuit and to conduct a vigorous prosecution of its counterclaims. The Company does not believe that the outcome of this litigation will have a material adverse effect on its financial condition, results of operations or cash flow.

ITEM 2: CHANGES IN SECURITIES

         On February 1, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1, Registration No. 333-60755 relating to the Company's initial public offering ("IPO"), effective.

         As of the date of filing of this Form 10-Q, the Company has used the entire $108.1 million in proceeds from the IPO: $17.0 million was utilized to purchase 1,000,000 shares of common stock in a publicly traded company, $20.0 million was paid in connection with a strategic alliance agreement, $41.1 million was used for an acquisition, $22.1 million in compensation was paid as a direct result of an acquisition, and $15.0 million was utilized as an investment in an unconsolidated entity.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the period covered by this report.


ITEM 5: OTHER INFORMATION

        None

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

        EXHIBIT
         NUMBER       DESCRIPTION OF EXHIBIT

           27.0       Financial Data Schedule


        (b) Reports on Form 8-K

            No reports were filed on Form 8-K during the three months ended September 30, 2000.

                            PEROT SYSTEMS CORPORATION
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEROT SYSTEMS CORPORATION
                                  (Registrant)



Date: November 3, 2000            By /s/ RUSSELL FREEMAN
                                     ------------------------------------------
                                     Russell Freeman
                                     Vice President and Chief Financial Officer
                                     (principal financial officer and
                                         chief accounting officer)

                                  EXHIBIT INDEX



   EXHIBIT
    NUMBER     DESCRIPTION
   -------     -----------

    27.0       Financial Data Schedule