Form 10-K405
period 2000-12-31
PEROT SYSTEMS CORP
filed 2001-03-08
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____
                                -----------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
Title of Each Class                                  On Which Registered
-------------------                                  -------------------
Class A Common Stock                               New York Stock Exchange
Par Value $0.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock as reported on the New York Stock Exchange, was approximately $761,216,781 (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant's common stock outstanding as of February 28, 2001: 97,748,641.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                    FORM 10-K

                      For the Year Ended December 31, 2000

                                      INDEX


                                     Part I
Item 1.    Business ............................................................       1
Item 2.    Properties ..........................................................      15
Item 3.    Legal Proceedings ...................................................      15
Item 4.    Submission of Matters to a Vote of Security Holders .................      16


                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters ..........................................................      17
Item 6.    Selected Financial Data .............................................      18
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................      19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..........      24
Item 8.    Financial Statements and Supplementary Data .........................      25
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure .........................................      26


                                    Part III

Item 10.   Directors and Executive Officers of the Registrant ..................      26
Item 11.   Executive Compensation ..............................................      27
Item 12.   Security Ownership of Certain Beneficial Owners and Management ......      27
Item 13.   Certain Relationships and Related Transactions ......................      27


                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....      28

Signatures .....................................................................      30

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

ITEM 1.  BUSINESS

OVERVIEW

        Perot Systems Corporation is a worldwide provider of technology services and business solutions to a broad range of customers. We offer customers a breadth of services, including business and technical consulting, the development and integration of systems and applications, technology outsourcing, and business process outsourcing services.

        We face the market through our global vertical industry groups, which include Healthcare, Financial Services, Manufacturing, and Emerging Industries. These groups, each supported with its own sales organization, provide long-term technology and business process outsourcing in strategic relationships, as well as high value short-term project and consulting capabilities.

        Our global horizontal service offerings and capabilities support our vertical industry groups. They include the Consulting, Software Services, and Infrastructure Services Groups. Working together, these horizontals provide our vertical industry customers with high value business and technical expertise, repeatable services, and intellectual property that is leveraged across the industry boundaries.

        With this approach, our customers benefit from integrated service offerings that help synchronize their strategy, systems, and infrastructure. As a result, our customers achieve their business objectives, whether those objectives are to accelerate growth, streamline operations, or enhance customer service capabilities.

VERTICAL INDUSTRY GROUPS

Healthcare

        Our Healthcare Industry Group provides technology services and business solutions in four industry segments:

- Providers -- including integrated health systems, free standing hospitals, physician practices, long-term care and home health providers, and behavioral healthcare providers

- Payors -- including national insurers, Blue Cross and Blue Shield plans, and regional managed care organizations

- Pharmaceutical companies -- including research-based pharmaceutical companies and contract research organizations

-       Suppliers -- including medical/surgical suppliers and distributors

        Services that cross all segments include Health Insurance Portability and Accountability Act (HIPAA) compliance and remediation consulting, and full and unbundled information technology outsourcing. In addition, our Healthcare Industry Group provides numerous services and solutions tailored to each segment.

        For Providers, we offer our Digital Health System(TM) solutions for physician and consumer connectivity, employee administration, care management, and supply chain management. We also provide central billing and medical records outsourcing, act as an application service provider for hospital information systems, and provide a range of e-health and information technology strategy consulting services.

        For the Payor segment, we offer our Digital Health Plan(TM) application suite, which provides an integrated set of Web-based self-service applications to improve payor processes, reduce costs, and improve customer service. In addition, we provide claims processing outsourcing and act as an application service provider for payor enterprise applications. The Payor segment also includes the enterprise applications of our subsidiary, Health Systems Design. Health Systems Design provides two enterprise application suites, DIAMOND 725 and DIAMOND 950, which manage more than 12 million members in a variety of payor risk settings.

        For Pharmaceutical companies, we provide services that address clinical trials and research management, regulatory reporting and submissions, market development and analysis, clinical data management infrastructure, and healthcare informatics.

        For Suppliers, we offer supply chain and distribution benchmarking and efficiency consulting, materials management consulting, and healthcare supplies digital marketplace solutions, including tools for managing product content and analyzing supply chain data.

Financial Services

        Our Financial Services Industry Group provides world-class, end-to-end technology solutions to financial institutions all over the world. We partner with select Financial Services customers and operate in markets where we can achieve a leading position. We focus on solving strategic and operational concerns for customers in three industry segments: Capital Markets, Banking/Payments and Insurance.

- Capital Markets -- including investment banks, brokerage firms, securities clearing banks

-       Banking/Payments -- including wholesale, commercial, and retail banks

-       Insurance -- including life and automobile insurance companies

        We provide our customers with enterprise systems management, call centers, business intelligence, outsourcing, applications services management, and acquisition integration consulting. In addition, we have extensive experience with customer services (help desks, desktop support, security services), market data services (engineering support, business management), and messaging.

        We also provide specialized services to the sectors within the financial services industry, including trading floor design and configuration services for our capital markets customers; virtual banking design services and expertise in electronic payment systems for our banking and payments customers; and process automation for our insurance customers.

Manufacturing

        Our Manufacturing Industry Group provides business process and technology solutions in three primary industry segments:

- Manufacturers -- including manufacturers of electronics, automotive systems, and consumer packaged goods; and process manufacturers across this industry

-       Construction -- including commercial construction and home building

-       Logistics -- including retail and industrial distributors

        Our solutions are focused on helping clients reduce cost, improve quality, and improve customer satisfaction. We accomplish this by providing in-depth, specific business expertise as well as proven technology solutions.

        For the manufacturing segment, our team provides business and technology solutions that improve the efficiencies of critical processes including product design, supply chain execution, and manufacturing plant floor processes.

        For the construction segment, our team provides solution and engineering support, which allows our customers to maximize the return on resources and assets. We specialize in helping our clients with project management, project engineering, document and knowledge management, and the appropriate deployment of their resources and assets to meet customer needs.

        For the logistics segment, we provide customer relationship management solutions and call center operations that support customer satisfaction and the reduction of operating costs.

        Additionally, the Manufacturing Industry Group provides solutions that cross all segments including information technology strategy development and implementation, enterprise business application development and integration, supply chain management, information technology management, and collaborative product commerce.

Emerging Industries

        Our Emerging Industries Group focuses on the development and growth of a selected set of vertical industry groups, as well as identification and development of future industry groups. The Emerging Industries Group currently includes Travel and Transportation, Energy, and Communications and Media.

        In Emerging Industries, we have strong senior industry leadership, targeted industry-specific subject matter experts, and dedicated sales focus for the emerging industries within the group.

        By utilizing a single delivery/operations unit that supports the entire organization, Emerging Industries tightly controls its overhead expense and optimizes its delivery capability. This approach allows us to concentrate resources on building industry expertise, leverageable solutions, and relevant intellectual property to accelerate the growth of these targeted industry practices.

        In addition to providing long-term technical and business process outsourcing services, the group also has short-term project delivery capabilities.

HORIZONTAL SERVICE OFFERINGS AND CAPABILITIES

Consulting

        Our Consulting Group helps companies address strategic and operational issues associated with using information technology and the Internet. This group works both on independent assignments and in concert with our other business units.

        Our objective is to help customers solve strategic and operational issues while maintaining a robust pipeline of customers for our industry groups.

        Our assignments have included helping senior management teams formulate electronic commerce strategies that define how these companies will work with exchanges, technology providers, and trading partners. We also have extensive experience in setting new supply chain strategies that utilize newer collaborative processes and technologies, as well as helping customers develop shareholder-driven metrics for managing applications portfolios. The group also maintains extensive experience in post-merger integration planning and execution.

        The Consulting Group includes approximately 200 professionals from our subsidiary, Solutions Consulting. Solutions Consulting is a premier provider of services ranging from strategy through full implementation of enterprise resource planning, supply chain management, e-commerce, and customer relationship management solutions in the manufacturing, consumer packaged goods, and industrial sectors. Solutions Consulting has extensive experience in supply chain solutions such as Manugistics and i2. In addition, they have expertise in SAP, Oracle, JD Edwards, PeopleSoft enterprise applications, as well as a variety of specialized applications in customer relationship management, fulfillment, and distribution. Their focus is on flawless execution and customer satisfaction, which is achieved by fielding smaller, more integrated teams that work more collaboratively with the customer team.

Software Services

        Our Software Services Group supports the entire life cycle of software services and provides delivery capability for all of our vertical industry groups. The group's service offerings include systems architecture, technical consulting, design, development, implementation, and maintenance of applications, as well as systems integration services.

        These services are delivered through a combination of teams from around the world. Our eight regional U.S. development centers support our vertical industry groups by interfacing with their customers for application development services. We also have technical competencies that provide specialized services for our customers. The Technical Resource Connection delivery unit focuses on architecture-driven software utilizing the latest technology. The Software Services Group also extensively integrates our HCL Perot Systems (HPS) unit. Through this SEI-CMM Level 5-certified software development company, we provide our customers with both rapid and cost-effective offshore software development and integration services. HPS is our unconsolidated joint venture with HCL Technologies, Ltd., a leading Indian technology and software engineering services firm.

        The Innovation Lab, a newly formed team within Software Services, defines and brings to market horizontal service offerings designed to be scalable and repeatable across multiple industry groups.

Infrastructure Services

        Our Infrastructure Services Group is responsible for maintaining and determining the technical direction for both our customers and ourselves and uses its technical resources to accomplish three primary goals:

- First and foremost, to support our customers and initiatives defined by our market-facing vertical industry groups

- Second, to develop horizontal technical point solutions such as Web hosting, wireless applications, and managed service provider solutions that our vertical industry groups and channel partners take to market

-       Third, to define and support our internal infrastructure

PEROT SYSTEMS ASSOCIATES

        The markets for information technology personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training, and retention of highly motivated personnel with strong character and leadership traits. We believe that employing Associates with such traits is--and will continue to be--an integral factor in differentiating us from our competitors in the information technology industry. In seeking such Associates, we screen candidates for employment through a rigorous interview process.

        We devote a significant amount of resources to training our Associates. Associates undergo continual training throughout their employment with us. Entry-level training programs develop the skill sets necessary to serve our customers. Engineering development programs and periodic continuing education augment these entry-level apprentice training programs. In addition, we operate a leadership training course that each manager and executive must complete. This program includes a workshop stressing the fundamentals of team leadership. We augment our extensive personnel and leadership training through our intranet, called "TRAIN" (The Real-time Associate Information Network). This award-winning, company-wide intranet features training courses that develop both technical and leadership skills.

        We employ a performance-based incentive compensation program that provides guidelines for career development and encourages the development of skills. The program utilizes a tool to manage the Associate development process and establishes compensation guidelines as part of our retention program. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance. We seek to align the interests of our Associates with those of our stockholders by compensating outstanding performance with equity interests in our common stock, which we believe fosters loyalty and commitment to our goals. The majority of our Associates hold equity interests in our common stock.

        As of December 31, 2000, we employed approximately 7,800 Associates located in the United States and several other countries. None of our United States Associates are currently employed under an agreement with a collective bargaining unit. Our Associates in France and Germany are generally members of work councils and have worker representatives. We believe that our relations with our Associates are good.

UBS AGREEMENTS

        In January 1996, we entered into a series of agreements to form a strategic relationship with Swiss Bank Corporation, one of the predecessors to UBS AG ("UBS"). This relationship involves a long-term contract (the "IT Services Agreement") and a separate agreement to provide services to other UBS operating units. Other agreements with UBS provided for the sale to UBS of our stock and options and the transfer to us of a 40% stake in UBS's European information technology subsidiary, Systor AG ("Systor"). On January 14, 2000, we completed the sale of our minority equity interest in Systor to a wholly owned subsidiary of UBS. The transaction was effected as a sale of all stock in Systor held by us for a cash purchase price of $55.5 million.

IT Services Agreement

        Under the IT Services Agreement, we provide UBS Warburg, the investment banking division of UBS, with services meeting its requirements for the operational management of certain of its technology resources. The term of the IT Services Agreement is 11 years, which began January 1, 1996. Our charges for services provided under the IT Services Agreement are generally based on reimbursement of all costs, other than our corporate overhead, incurred by us in the performance of services covered by the contract. In addition to this cost reimbursement, we receive an agreed upon annual fee, subject to bonuses and penalties of up to 13% of such fee based on our performance. UBS determines the bonus or penalty based on many subjective factors, including service quality, client satisfaction, and our effectiveness in assisting UBS in meeting its business goals.

        Approximately 23.8% and 29.9% of our revenues were earned in connection with services performed on behalf of UBS and its affiliates for the years ended December 31, 2000 and 1999, respectively. If some competitors of UBS acquire more than 25% of the shares of our Class A Common Stock or another party (other than an affiliate of Ross Perot) acquires more than 50% of the shares of our Class A Common Stock and, if in either case, that acquisition is reasonably likely to have a significant adverse effect on the performance of or the charges for our services, UBS has the right to terminate its agreements with us. The loss of UBS as a client would materially and adversely affect our business, financial condition, and results of operations.

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

        Beginning on January 1, 1997, the shares of our Class B Common Stock subject to the UBS Options vest at a rate of 63,906 shares per month until January 1, 2002 and a rate of 58,334 shares per month thereafter until the IT Services Agreement terminates. Upon termination of the IT Services Agreement, UBS is required to sell to us all unvested shares of our Class B Common Stock, and the UBS Options with respect to unvested shares of our Class B Common Stock will become void.

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

        Our principal competitors include Accenture, Cambridge Technology Partners, Inc., Cap Gemini Group, Computer Sciences Corporation, debis Systemhaus GmbH (the information technology division of DaimlerChrysler), Electronic Data Systems Corporation, IBM Global Services (a division of International Business Machines Corporation), KPMG LLP, Oracle Corporation, PricewaterhouseCoopers LLP, Sapient Corporation, and The SABRE Group Holdings, Inc.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

        See Note 12, "Certain Geographic Data," to the Consolidated Financial Statements included elsewhere in this report.

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

Loss of Major Clients Could Adversely Affect Our Business

        Our five largest clients accounted for approximately 45.7% of our revenue for the year ended December 31, 2000, and approximately 54.0% of our revenue for the year ended December 31, 1999. Only one client, UBS, accounted for more than 10% of our revenue during 2000 and 1999.

        Our largest client is UBS. Approximately 23.8% and 29.9% of our revenue came from services performed on behalf of UBS for the years ended December 31, 2000 and 1999, respectively. We expect UBS to account for a substantial portion of our revenue and earnings for the foreseeable future.

        After UBS, our next four largest customers accounted for approximately 21.9% of our revenue in 2000. Our success depends substantially upon the retention of UBS and a majority of our other major clients as ongoing clients. Generally, we may lose a client as a result of a merger or acquisition, business failure, contract expiration, or the selection of another provider of information technology services. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our major clients in the future.

Changes in Our UBS Relationship and Variability of Profits from UBS Could Adversely Affect Our Business

        Our relationship with UBS is a long-term strategic relationship that we formed by entering into several agreements with UBS in January 1996. These contracts were renegotiated in April 1997, June 1998, and September 2000. The April 1997 renegotiation reduced the term of the agreements from 25 years to 11 years beginning January 1996. We cannot guarantee that our current relationship with UBS will continue on the same terms in the future.

        Revenue derived from this relationship depends upon the level of services we perform, which may vary from period to period depending on UBS's requirements. The agreement with UBS that covers a majority of our business with UBS entitles us to recover our costs plus an annual fee in an agreed amount with a bonus or penalty that can cause this annual fee to vary up or down by as much as 13%, depending on our level of performance as determined by UBS. Determination of whether our performance merits a bonus or a penalty depends on many subjective factors, including service quality, client satisfaction, and our effectiveness in assisting UBS in meeting its business goals. As a result, we cannot predict with certainty the future level of revenue or profit from our relationship with UBS.

Failure to Recruit, Train, and Retain Skilled Personnel Could Increase Costs or Limit Growth

        We must continue to hire and train technically-skilled people in order to perform services under our existing contracts and new contracts into which we will enter. The people capable of filling these positions are in great demand and recruiting and training such personnel require substantial resources. We have to pay an increasing amount to hire and retain a technically-skilled workforce. Our business also experiences significant turnover of technically-skilled people. These factors create variations and uncertainties in our compensation expense and directly affect our profits. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations may be materially and adversely affected.

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

Ross Perot's Stock Ownership Provides Substantial Control Over Our Company

        Ross Perot, our Chairman, is the managing general partner of HWGA, Ltd., a partnership that owned 31,705,000 shares of our Class A Common Stock as of December 31, 2000. Mr. Perot also owns 44,000 shares of our Class A Common Stock directly. Accordingly, Mr. Perot, primarily through HWGA, Ltd., controls approximately 33% of our outstanding voting common stock. As a result, Mr. Perot, through HWGA, Ltd., effectively has the power to block corporate actions such as an amendment to our Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of our assets. In addition, Mr. Perot may significantly influence the election of directors and any other action requiring shareholder approval. The other general partner of HWGA, Ltd. is Ross Perot, Jr., our President and Chief Executive Officer, who has the authority to manage the partnership and direct the voting or sale of the shares of Class A Common Stock held by HWGA, Ltd. if Ross Perot is no longer the managing general partner.

Loss of Key Personnel Could Adversely Affect Our Business

        Our success depends largely on the skills, experience, and performance of some key members of our management, including our Chairman, Ross Perot, and our President and Chief Executive Officer, Ross Perot, Jr. The loss of any key members of our management may materially and adversely affect our business, financial condition, and results of operations.

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

Failure to Properly Manage Growth Could Adversely Affect Our Business

        We have expanded our operations in recent years. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, our business, financial condition, and results of operations will be materially and adversely affected.

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

        -       non-recurring and unusual charges.

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

Intellectual Property Rights

        In recent years, there has been significant litigation in the United States involving patent and other intellectual property rights. We may be a party to intellectual property litigation in the future to protect our trade secrets or know-how.

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

        - cease selling or using products or services that incorporate the disputed technology;

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

        Some provisions of our Certificate of Incorporation and Bylaws and of Delaware General Corporation Law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving our company. Among other things, these provisions:

        - require a 66 2/3% vote of the stockholders to amend our Certificate of Incorporation or approve any merger or sale, lease, or exchange of all or substantially all of our property and assets;

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

        To attempt to mitigate the effects of foreign currency fluctuations on the results of our foreign operations, we sometimes use forward exchange contracts and other hedging techniques. However, our foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

Acquisitions Involve Numerous Risks

        We have completed three acquisitions since January 1, 2000, and will continue to analyze and consider potential acquisition candidates. Acquisitions involve numerous risks, including the following: difficulties in integration of the operations of the acquired companies; the risk of diverting our attention from normal daily operations of the business; risks of entering markets; and the potential loss of key employees of the acquired company. Mergers and acquisitions of companies are inherently risky, and no assurance can be given that our acquisitions will be successful and will not materially adversely affect our business, operating results or financial conditions.

ITEM 2.  PROPERTIES

        As of December 31, 2000, Perot Systems Corporation (the "Company") had offices in approximately 55 locations in the United States and seven countries outside the United States, all of which were leased. The Company's leases cover approximately 1,200,000 square feet of office and other facilities and have expiration dates ranging from 2001 to 2012. Upon expiration of its leases, the Company does not anticipate any significant difficulty in obtaining renewals or alternative space. In addition to the leased property referred to above, the Company occupies office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the agreement with the particular client. During the next two years, the Company anticipates the completion of the consolidation of its operations located principally in Dallas, Texas. The Company's management believes that its current facilities are suitable and adequate for its business.

OPERATING LEASES AND MAINTENANCE AGREEMENTS

        The Company has commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to twelve years. Future minimum commitments under these agreements as of December 31, 2000 are disclosed in Note 13, "Commitments and Contingencies," to the Consolidated Financial Statements included elsewhere in this report.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

        On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which was subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, breach of warranty, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract substantially limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan has used and continues to use the services of the Company under the 1990 contract. After various motions to dismiss and appeals, six of the twelve claims against the Company have been dismissed, including a claim against Mr. Perot personally and a claim for punitive damages. The Company intends to continue vigorously defending the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

        Calendar Year                                     High                   Low
        -------------                                     ----                   ---
        1999

               First Quarter                             $85.75                $25.50
               Second Quarter                             33.63                 22.06
               Third Quarter                              29.50                 17.63
               Fourth Quarter                             21.75                 15.31

        2000

               First Quarter                             $27.94                $17.00
               Second Quarter                             20.06                  9.31
               Third Quarter                              11.63                  8.88
               Fourth Quarter                             11.19                  7.81

        The last reported sale price of the Class A Common Stock on the NYSE on March 1, 2001 was $12.25 per share. As of March 1, 2001, the approximate number of record holders of Class A Common Stock was 3,706.

        The Company has never paid cash dividends on shares of its Class A Common Stock and has no current intention of paying such dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 have been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, which are included herein.

                                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                  2000            1999            1998           1997            1996
                                                ---------       ---------       ---------      ---------       ---------
                                                                  (in millions, except per share data)
OPERATING DATA (1):
Revenue ..................................      $ 1,105.9       $ 1,151.6       $   993.6      $   781.6       $   599.4
Direct cost of services ..................          851.6           875.8           787.9          636.3           461.2
                                                ---------       ---------       ---------      ---------       ---------
Gross profit .............................          254.3           275.8           205.7          145.3           138.2
Selling, general and administrative
    expenses .............................          197.9           169.2           140.3          125.7            92.9
Compensation charge related to
    acquisition ..........................           22.1              --              --             --              --
Goodwill impairment ......................             --              --             4.1             --              --
Purchased research and development .......             --              --              --            2.0             4.0
                                                ---------       ---------       ---------      ---------       ---------

Operating income .........................           34.3           106.6            61.3           17.6            41.3
Interest income, net .....................           16.6            10.9             4.2            0.6             0.8
Equity in earnings (loss)
    of unconsolidated affiliates .........           (4.3)            9.0             7.9            4.1            (0.3)
Other income (expense), net ..............           45.1            (0.7)            2.8           (2.8)           (1.6)
                                                ---------       ---------       ---------      ---------       ---------
Income before taxes ......................           91.7           125.8            76.2           19.5            40.2
Provision for income taxes ...............           36.2            50.3            35.7            8.3            19.7
                                                ---------       ---------       ---------      ---------       ---------
Net income ...............................      $    55.5       $    75.5       $    40.5      $    11.2       $    20.5
                                                =========       =========       =========      =========       =========
Basic earnings per common share (2) ......      $    0.58       $    0.85       $    0.53      $    0.14       $    0.27
Weighted average common shares
    outstanding (2) ......................           96.2            88.4            76.9           78.3            74.1
Diluted earnings per common
    share (2) ............................      $    0.49       $    0.67       $    0.42      $    0.12       $    0.24
Weighted average diluted common
    shares outstanding (2) ...............          113.5           113.2            97.1           95.2            84.3

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents ................      $   239.7       $   294.6       $   144.9      $    35.3       $    27.5
Total assets .............................          673.2           613.9           382.1          267.1           232.2
Long-term debt ...........................            0.4             0.6             1.5            2.9             5.2
Stockholders' equity .....................          501.1           390.7           142.6           93.3            70.8

OTHER DATA:
Capital expenditures .....................      $    30.7       $    25.2       $    25.4      $    46.1       $    27.5

        (1) The Company's results of operations include the effects of business acquisitions made in 1996, 1997, and 2000. See Note 5 of the Notes to the Consolidated Financial Statements included herein.

        (2) All common share numbers and per common share data reflect a two for one stock split effected in January 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following commentary should be read in conjunction with the Consolidated Financial Statements and the Notes which are included herein.

OVERVIEW

        The Company is a worldwide provider of technology services and business solutions to a broad range of customers. The Company offers customers a breadth of services, including business and technical consulting, the development and integration of systems and applications, technology outsourcing, and business process outsourcing services.

        The Company provides services under contracts containing pricing provisions that relate to the level of services supplied by the Company ("level-of-effort"), provide for a set fee to be received by the Company ("fixed-price"), or link the revenue to the Company to a client-specific data point, such as the number of transactions processed or computing minutes consumed ("unit-price"). Many of the Company's contracts combine more than one of these types of provisions. The majority of the Company's revenue for the years ended December 31, 2000, 1999, and 1998 was derived from level-of-effort contracts. Revenue from level-of-effort contracts is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percent of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized on the percentage-of-completion method and is earned based on the percentage relationship of incurred contract costs to date to total estimated contract costs, after giving effect to the most recent estimates of total cost. Revenue from unit-price contracts is recognized based on technology units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service.

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

        The Company has more than 400 customers at December 31, 2000. The Company's top five customers accounted for approximately 45.7% of total revenue for the year ended December 31, 2000, 54.0% for the year ended December 31, 1999, and 55.7% for the year ended December 31, 1998. Approximately 27.4% of the Company's total revenue was derived from non-domestic operations, consisting of European and Asian operations, for the year ended December 31, 2000, 33.9% for the year ended December 31, 1999, and 35.5% for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

        On March 30, 2000, the Company completed the acquisition of Solutions Consulting, Inc. ("SCI"). All pre-acquisition revenues and operating expenses of SCI have been included in the consolidated statements of operations for the year ended December 31, 2000, and pre-acquisition operating earnings have been eliminated in Other income (expense), net, as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements."

        Total revenue decreased in 2000 by 4.0% to $1,105.9 million from $1,151.6 million in 1999. This decrease was primarily attributable to a $195.0 million decrease from three customers. Revenue from UBS AG ("UBS") decreased $81.2 million to $263.0 million in 2000 from $344.2 million in 1999. This decrease from UBS is primarily attributable to the completion in 1999 of merger-related integration work associated with the 1998 merger of Swiss Bank and Union Bank of Switzerland. Revenue from East Midlands Electricity (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") decreased $76.5 million (excluding $10.6 million in revenue from a termination related payment received in 1999) due to the termination of the Company's contract with EME. Following the acquisition of EME by PowerGen plc, EME terminated its contract with the Company effective September 1999 pursuant to a provision allowing such a termination following a change in control of EME. Revenue from ANC Rental Corporation ("ANC Rental") decreased $37.3 million due to the Company's completion of the development of the Odyssey reservation system and the transition of this contract into the operating phase. These decreases were offset by an $89.6 million increase from new sales signed during 2000; a $47.1 million increase from SCI; and a net increase from other existing clients.

        Domestic revenue grew by 5.5% in 2000 to $802.6 million from $760.9 million in 1999, and increased as a percent of total revenue to 72.6% from 66.1% in the prior year, due primarily to the acquisition of SCI.

        Non-domestic revenue, consisting of European and Asian operations, declined by 22.4% in 2000 to $303.3 million from $390.7 million in 1999, and decreased as a percent of total revenue to 27.4% from 33.9% over the same periods. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue decreased 36.2% in 2000 to $153.7 million from $241.0 million in 1999 due primarily to the termination of the EME Agreement. In Switzerland, revenue decreased 34.0% in 2000 to $42.0 million from $63.6 million in 1999 due to the revenue decrease from UBS. Asian operations generated revenue of $21.3 million, or 1.9% of total revenue and $18.9 million, or 1.6% of total revenue, in 2000 and 1999, respectively.

        Direct costs of services decreased in 2000 by 2.8% to $851.6 million from $875.8 million in 1999. Gross margin decreased to 23.0% in 2000 as compared to 23.9% in 1999. This decrease was due primarily to the termination of the EME Agreement, reductions from UBS and ANC Rental, and a decrease in profitability from short-term projects, including projects associated with new service offerings. These decreases were partially offset by a reduction in some personnel related expenses of $35.6 million and an increase of $18.4 million from SCI. In 1999, gross margin benefited from the revised Year 2000 exposure estimate by $11.1 million and a net gain of $8.0 million from the termination of the EME Agreement (revenue of $10.6 million less $2.6 million in termination related direct cost of services incurred).

        Selling, general and administrative expenses increased in 2000 by 17.0% to $197.9 million from $169.2 million in 1999 and increased as a percent of total revenue to 17.9% from 14.7%. In the fourth quarter of 2000, the Company recorded a non-recurring charge of $19.3 million, composed of $17.3 million of asset impairments and $2.0 million related to excess office space. Excluding this non-recurring charge, the remaining increase is due primarily to spending related to business development and sales. During the first quarter of 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of SCI.

        As a result of the factors noted above, operating income decreased in 2000 to $34.3 million from $106.6 million in 1999, and operating margin decreased to 3.1% from 9.3%.

        Interest income, net, increased by 52.3% to $16.6 million in 2000 from $10.9 million in 1999 due to an increase in the average cash balance in 2000 as compared to 1999 and an overall increase in interest rates.

        Equity in losses of unconsolidated affiliates was $4.3 million in 2000 compared to equity in earnings of $9.0 million in 1999. During 2000 the Company had equity in losses of $14.2 million from start-up joint ventures, which included a $9.1 million charge to adjust the carrying amount of the Company's investment in one of these joint ventures. The Company does not expect to incur losses from these joint ventures during 2001. In addition, equity in earnings from Systor AG ("Systor"), a subsidiary of UBS, decreased $2.4 million to $1.4 million in 2000 from $3.8 million in 1999, resulting from the first quarter of 2000 sale of this investment. These losses and decreases were partially offset by an increase in equity in earnings from HCL Perot Systems N.V. ("HPS"), a software joint venture based in India, which increased to $8.5 million in 2000 from $5.2 million in 1999.

        Other income (expense), net, increased in 2000 to $45.1 million from a net loss of $0.7 million in 1999, primarily due to non-recurring activities. Non-recurring items during 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor and a net gain of $15.0 million from the partial sale of an investment in marketable equity securities. These gains were partially offset by the elimination of $3.5 million of the pre-acquisition earnings of SCI for the first quarter of 2000 and $7.7 million from the impairment of an investment in marketable equity securities.

        Net income decreased 26.5% in 2000 to $55.5 million from $75.5 million in 1999, and net margin decreased to 5.0% from 6.6%.

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

        Total revenue increased in 1999 by 15.9% to $1,151.6 million from $993.6 million in 1998, due to increases of $73.3 million from UBS and $118.1 million from new sales and short-term projects signed since early 1998. These increases were partially offset by a $19.8 million revenue decrease from the termination of the EME Agreement and a net decrease of $13.6 million from other existing clients. During 1999, revenue from UBS totaled $344.2 million.

        Domestic revenue grew by 18.8% in 1999 to $760.9 million from $640.5 million in 1998, and increased slightly as a percent of total revenue to 66.1% from 64.5% in the prior year.

        Non-domestic revenue grew by 10.6% in 1999 to $390.7 million from $353.1 million in 1998, and decreased as a percent of total revenue to 33.9% from 35.5% over the same periods. The largest components of European operations are the United Kingdom, where revenue (including $10.6 million of one-time contract termination fees received from EME) decreased by 5.7% in 1999 to $241.0 million from $255.6 million in 1998, and Switzerland, where revenue increased 50.0% in 1999 to $63.6 million from $42.4 million in 1998. Asian operations generated revenue of $18.9 million, or 1.6% of total revenue and $17.8 million, or 1.8% of total revenue, in 1999 and 1998, respectively.

        Direct costs of services increased in 1999 by 11.2% to $875.8 million from $787.9 million in 1998, due primarily to the continued growth in the Company's business. Gross margin increased to 23.9% in 1999 as compared to 20.7% in 1998. In 1998, gross margin was impacted by a $16.0 million charge to address Year 2000 exposures for certain client contracts which was partially offset by contract termination gains totaling $6.5 million. In the fourth quarter of 1999, the Company revised its estimated Year 2000 exposure downward by $11.1 million. The unexpectedly low incidence of actual Year 2000 outages and problems occurring after December 31, 1999, triggered this reduction. Also during 1999, gross margin was favorably impacted by the net gain of $8.0 million on the termination of the EME Agreement (revenue of $10.6 million less $2.6 million in termination related direct cost of services incurred).

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

        As a result of the factors noted above, operating income increased in 1999 to $106.6 million from $61.3 million in 1998, and operating margin increased to 9.3% from 6.2%.

        Interest income increased to $11.3 million in 1999, compared to $4.5 million in 1998 due primarily to a significant increase in cash and cash equivalents, resulting from

$108.1 million of net proceeds received from the Company's initial public offering and cash generated from operations.

        Equity in earnings of unconsolidated affiliates increased in 1999 to $9.0 million from $7.9 million in 1998. The equity in earnings for HPS increased to $5.2 million from $2.7 million, offset by the equity in earnings for Systor, which decreased to $3.8 million from $5.0 million in 1999 and 1998, respectively.

        Other income (expense), net, decreased in 1999 to a net expense of $0.7 million from a net gain of $2.8 million in 1998, primarily because of a non-recurring $3.0 million gain on the sale of the Company's limited partnership interest in a venture capital fund in 1998.

        The decrease in the effective tax rate to 40.0% in 1999 from 46.9% in 1998 was due primarily to non-deductible goodwill write-downs recorded in 1998 and lower overall foreign and state taxes in 1999.

        Net income increased 86.6% in 1999 to $75.5 million from $40.5 million in 1998, and net margin increased to 6.6% from 4.1%.

LIQUIDITY AND CAPITAL RESOURCES

        In 2000, cash and cash equivalents decreased 18.6% to $239.7 million from $294.6 million at December 31, 1999.

        Net cash used in operating activities was $19.4 million in 2000 compared to net cash provided by operating activities of $77.4 million in 1999. This decrease was due primarily to the decline in operating income as discussed above and the decline in accrued compensation. Accrued compensation declined as bonuses earned in 1999 and paid in 2000 exceeded those bonuses earned in 1998 and paid in 1999.

        Net cash used in investing activities was $31.3 million in 2000 compared to $41.3 million in 1999. During 2000 the Company acquired SCI and Health Systems Design for $50.4 million (net of cash acquired), invested $15.0 million in a start-up joint venture, and purchased an intangible asset from a customer for $14.9 million. Partially offsetting these uses of cash were the proceeds of $26.5 million from the sale of marketable equity securities and $55.5 million from the sale of Systor, both of which occurred in the first quarter of 2000. Included in 1999 was a purchase of marketable equity securities for $17.0 million.

        In 2000, net cash used in financing activities was approximately $0.9 million compared to net cash provided by financing activities of $119.0 million in 1999. On October 31, 2000, the Company announced the initiation of a stock repurchase plan, under which the Board of Directors has approved the repurchase of shares of the Company's Class A Common Stock with a value of up to $50.0 million. In 2000, the Company paid $8.8 million to repurchase shares of its Class A Common Stock, which was partially offset by $6.4 million in proceeds from the exercise of options to purchase the

Company's Class A shares. In 1999, the Company generated proceeds of $108.1 million from the Company's initial public offering.

        The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During 2000, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $3.4 million, as British pounds, Swiss francs, and Euros all weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

        The Company has no committed line of credit or other borrowings and anticipates that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future.

SUBSEQUENT EVENT

        On January 10, 2001 the Company announced a refined operating structure, which resulted in the elimination of approximately 250 personnel. In connection with this refinement, the Company expects to record a non-recurring charge during the first quarter of 2001 of approximately $20.0 million. This charge could vary by approximately $5.0 million. The savings that result from this action are expected to be reinvested in the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS                                              Page
                                                                            -----------
Index to Consolidated Financial Statements ...........................      F-1
Report of Independent Accountants ....................................      F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999 .........      F-3
Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998 .................................      F-4
Consolidated Statements of Changes in Stockholders' Equity for
    the years ended December 31, 2000, 1999 and 1998 .................      F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998 .................................      F-6
Notes to Consolidated Financial Statements ...........................      F-7 to F-33

The Financial Statement Schedule is submitted as Exhibit 99(a) to this Annual Report on Form 10-K.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


    Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page
                                                                            -----------
Report of Independent Accountants ....................................      F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999 .........      F-3
Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998 .................................      F-4
Consolidated Statements of Changes in Stockholders' Equity for
    the years ended December 31, 2000, 1999 and 1998 .................      F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998 .................................      F-6
Notes to Consolidated Financial Statements ...........................      F-7 to F-33

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Perot Systems Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                  /s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 6, 2001

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                       ASSETS
                                                                                              2000            1999
                                                                                            ---------       ---------
  Current assets:
    Cash and cash equivalents ........................................................      $ 239,688       $ 294,645
    Marketable equity securities .....................................................             29          39,938
    Accounts receivable, net .........................................................        176,004         156,754
    Prepaid expenses and other .......................................................         24,848          29,744
    Deferred income taxes ............................................................         16,775          21,416
                                                                                            ---------       ---------
      Total current assets ...........................................................        457,344         542,497
  Property, equipment and purchased software, net ....................................         48,108          38,965
  Goodwill, net ......................................................................         83,703             659
  Deferred income taxes ..............................................................         24,655           1,323
  Other non-current assets ...........................................................         59,342          30,521
                                                                                            ---------       ---------
      Total assets ...................................................................      $ 673,152       $ 613,965
                                                                                            =========       =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable .................................................................      $  35,294       $  38,069
    Accrued liabilities ..............................................................         82,620          94,203
    Deferred revenue .................................................................         20,090          20,533
    Accrued compensation .............................................................         16,333          53,057
    Income taxes payable .............................................................          9,148           9,922
    Other current liabilities ........................................................            369             445
                                                                                            ---------       ---------
      Total current liabilities ......................................................        163,854         216,229

  Other non-current liabilities ......................................................          8,243           7,014
                                                                                            ---------       ---------
      Total liabilities ..............................................................        172,097         223,243
                                                                                            ---------       ---------
  Commitments and contingencies

  Stockholders' equity:
    Class A Common Stock; par value $.01; authorized 200,000,000 shares; issued
      96,294,930 and 90,819,898 shares, 2000 and 1999,
      respectively ...................................................................            963             908
    Class B Convertible Common Stock; par value $.01; authorized
      24,000,000 shares; issued and outstanding 1,784,320 in 2000 and 1999 ...........             18              18
    Additional paid-in capital .......................................................        305,320         226,712
    Other stockholders' equity .......................................................        200,637         151,177
    Accumulated other comprehensive income (loss) ....................................         (5,883)         11,907
                                                                                            ---------       ---------
      Total stockholders' equity .....................................................        501,055         390,722
                                                                                            ---------       ---------
      Total liabilities and stockholders' equity .....................................      $ 673,152       $ 613,965
                                                                                            =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      2000              1999              1998
                                                                  -----------       -----------       -----------
Revenue ....................................................      $ 1,105,946       $ 1,151,553       $   993,589
Costs and expenses:
    Direct cost of services ................................          851,678           875,779           787,877
    Selling, general and administrative expenses ...........          197,854           169,176           140,262
    Goodwill impairment ....................................               --                --             4,135
    Compensation charge related to acquisition .............           22,100                --                --
                                                                  -----------       -----------       -----------
Operating income ...........................................           34,314           106,598            61,315
Interest income, net .......................................           16,576            10,905             4,226
Equity in earnings (loss) of unconsolidated affiliates .....           (4,342)            8,976             7,933
Other income (expense), net ................................           45,160              (650)            2,732
                                                                  -----------       -----------       -----------
Income before taxes ........................................           91,708           125,829            76,206
Provision for income taxes .................................           36,225            50,332            35,741
                                                                  -----------       -----------       -----------
       Net income ..........................................      $    55,483       $    75,497       $    40,465
                                                                  ===========       ===========       ===========

Basic and diluted earnings per common share:
    Basic earnings per common share ........................      $      0.58       $      0.85       $      0.53
    Weighted average common shares outstanding .............           96,189            88,350            76,882
    Diluted earnings per common share ......................      $      0.49       $      0.67       $      0.42
    Weighted average diluted common shares outstanding .....          113,480           113,229            97,142


        The accompanying notes are an integral part of these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                               ACCUMULATED
                                                             ADDITIONAL                           OTHER                    TOTAL
                                                     COMMON   PAID-IN    RETAINED   TREASURY  COMPREHENSIVE            STOCKHOLDERS'
                                                     STOCK    CAPITAL    EARNINGS     STOCK    INCOME (LOSS)   OTHER*      EQUITY
                                                     ------  ----------  ---------  --------  -------------  --------- ------------
Balance, January 1, 1998 .........................   $  812  $  61,140   $ 39,047  $ (3,950)  $    (794)    $  (2,939)  $  93,316
Issuance of Class A shares under
  incentive plans (16,712 shares) ................       --        216         --        --          --            --         216
Issuance of Class A shares under
  incentive plans (80,000 shares) ................       --         --         --        54          --            --          54
Exercise of stock options for
  Class A shares (2,312,902 shares) ..............       --        337         --     1,825          --          (192)      1,970
Exercise of stock options for
  Class B shares (834,320 shares) ................        8      3,037         --        --          --            --       3,045
Class A shares repurchased (1,738,980 shares) ....       --         --         --    (3,755)         --         1,077      (2,678)
Note repayments and other ........................       --        517         --        11          --           139         667
Tax benefit of employee options exercised ........       --      3,467         --        --          --            --       3,467
Deferred compensation, net of amortization .......       --      4,222         --        --          --        (3,654)        568
Net income .......................................       --         --     40,465        --          --            --      40,465
Other comprehensive income, net of tax
  Translation adjustment .........................       --         --         --        --       1,493            --       1,493
                                                                                                                        ---------
Comprehensive income .............................                                                                         41,958
                                                     ------  ---------   -------- ---------   ---------     ---------   ---------
Balance, December 31, 1998 .......................   $  820  $  72,936   $ 79,512 $  (5,815)  $     699     $  (5,569)  $ 142,583

Issuance of Class A shares at
  initial public offering (7,475,000 shares) .....       75    108,051         --        --          --            --     108,126
Issuance of Class A shares under
  incentive plans (331,773 shares) ...............        2      4,871         --       129          --            --       5,002
Exercise of stock options for
  Class A shares (5,938,356 shares) ..............       20      1,522         --     6,354          --          (512)      7,384
Exercise of stock options for
  Class B shares (850,000 shares) ................        9      3,094         --        --          --            --       3,103
Class A shares repurchased (51,279 shares) .......       --         --         --      (668)         --            --        (668)
Note repayments and other ........................       --         --         --        --          --         1,417       1,417
Tax benefit of employee options exercised ........       --     35,909         --        --          --            --      35,909
Deferred compensation, net of amortization .......       --        329         --        --          --           832       1,161
Net income .......................................       --         --     75,497        --          --            --      75,497
Other comprehensive income, net of tax
  Unrealized gain on marketable
   equity securities .............................       --         --         --        --      13,992            --      13,992
  Translation adjustment .........................       --         --         --        --      (2,784)           --      (2,784)
                                                                                                                        ---------
Comprehensive income .............................                                                                         86,705
                                                     ------  ---------   -------- ---------   ---------     ---------   ---------
Balance, December 31, 1999 .......................   $  926  $ 226,712   $155,009 $      --   $  11,907     $  (3,832)  $ 390,722

Issuance of Class A shares under
  incentive plans (678,928 shares) ...............        7      7,429         --        --          --            --       7,436
Issuance of Class A shares related to an
  acquisition (1,965,602 shares) .................       20     49,980         --        --          --            --      50,000
Exercise of stock options for Class A
  shares (3,250,866 shares, including
  420,364 shares from treasury) ..................       28      4,741         --     1,407          --           486       6,662
Class A shares repurchased (1,148,066 shares) ....       --         --         --    (8,795)         --            --      (8,795)
Note repayments and other ........................       --         --         --        --          --           329         329
Tax benefit of employee options exercised ........       --     16,078         --        --          --            --      16,078
Deferred compensation, net of amortization .......       --        380         --        --          --           550         930
Net income .......................................       --         --     55,483        --          --            --      55,483
Other comprehensive income, net of tax
  Unrealized loss on marketable
   equity securities .............................       --         --         --        --     (13,974)           --     (13,974)
  Translation adjustment .........................       --         --         --        --      (3,816)           --      (3,816)
                                                                                                                        ---------
Comprehensive income .............................                                                                         37,693
                                                     ------  ---------   -------- ---------   ---------     ---------   ---------
Balance, December 31, 2000 .......................   $  981  $ 305,320   $210,492 $  (7,388)  $  (5,883)    $  (2,467)  $ 501,055
                                                     ======  =========   ======== =========   =========     =========   =========

* The Other balance as of January 1, 1998 includes $(2,939) of notes receivable from stockholders.







    The accompanying notes are an integral part of these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                 2000            1999            1998
                                                                              ---------       ---------       ---------
Cash flows from operating activities:
    Net income .........................................................      $  55,483       $  75,497       $  40,465
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Depreciation and amortization ..................................         28,154          27,434          37,514
        Gain on sale of nonmarketable equity securities ................             --              --          (2,986)
        Gain on sale of marketable equity securities ...................        (17,503)             --              --
        Gain on sale of unconsolidated affiliate .......................        (38,851)             --              --
        Impairment of long-lived assets ................................         17,318              --              --
        Impairment of investments ......................................         16,861              --              --
        Equity in earnings of unconsolidated affiliates ................         (4,769)         (8,976)         (7,933)
        Change in deferred income taxes ................................          3,242           4,936          (6,120)
        Other ..........................................................          2,986           3,888           2,815
    Changes in assets and liabilities (net of effects
     from acquisition of businesses):
           Accounts receivable, net ....................................        (11,877)        (40,863)        (11,845)
           Prepaid expenses ............................................         (4,691)          1,303          (3,508)
           Other current and non-current assets ........................        (27,569)         (3,240)         (1,231)
           Accounts payable and accrued liabilities ....................        (10,393)        (21,714)         45,085
           Deferred revenue ............................................         (4,282)         11,363         (13,912)
           Accrued compensation ........................................        (35,035)          4,154          26,008
           Income taxes ................................................         11,900          19,904           9,476
           Other current and non-current liabilities ...................           (369)          3,692              53
                                                                              ---------       ---------       ---------
               Total adjustments .......................................        (74,878)          1,881          73,416
                                                                              ---------       ---------       ---------
               Net cash (used in) provided by operating activities .....        (19,395)         77,378         113,881
                                                                              ---------       ---------       ---------

Cash flows from investing activities:
    Purchases of property, equipment and software ......................        (30,650)        (25,205)        (25,424)
    Proceeds from sale of property, equipment and software .............            111             883           7,852
    Proceeds from sale of nonmarketable equity securities ..............             --              --           5,162
    Proceeds from sale of marketable equity securities .................         26,543              --              --
    Proceeds from sale of unconsolidated affiliate .....................         55,486              --              --
    Purchase of software royalty intangible asset ......................        (14,900)             --              --
    Investment in unconsolidated affiliate .............................        (15,000)             --              --
    Investments in marketable equity securities ........................             --         (17,000)             --
    Acquisition of businesses, net of cash acquired of $13,152 .........        (50,393)             --              --
    Other ..............................................................         (2,489)             --           1,265
                                                                              ---------       ---------       ---------
               Net cash used in investing activities ...................        (31,292)        (41,322)        (11,145)
                                                                              ---------       ---------       ---------

Cash flows from financing activities:
    Principal payments on debt and capital lease obligations ...........           (447)           (863)         (1,380)
    Proceeds from issuance of common stock .............................          5,802         113,336           3,045
    Proceeds from issuance of treasury stock ...........................            734           5,731           3,582
    Purchases of treasury stock ........................................         (8,795)           (466)           (950)
    Other ..............................................................          1,854           1,262            (114)
                                                                              ---------       ---------       ---------
               Net cash (used in) provided by financing activities .....           (852)        119,000           4,183
                                                                              ---------       ---------       ---------
Effect of exchange rate changes on cash and cash equivalents ...........         (3,418)         (5,318)          2,690
                                                                              ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents ...................        (54,957)        149,738         109,609
Cash and cash equivalents at beginning of year .........................        294,645         144,907          35,298
                                                                              ---------       ---------       ---------

Cash and cash equivalents at end of year ...............................      $ 239,688       $ 294,645       $ 144,907
                                                                              =========       =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Perot Systems Corporation (the "Company" or "Perot Systems") was originally incorporated in the state of Texas in 1988 and on December 18, 1995, the Company reincorporated in the state of Delaware. The Company provides information technology services and business solutions to clients on a worldwide basis. The significant accounting policies of the Company are described below.

        PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries. The Company conducts business in one operating segment, and all significant intercompany balances and transactions have been eliminated.

                The Company's investments in companies in which it does have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the earnings (losses) of these companies is included in consolidated net income. Investments in unconsolidated companies and limited partnerships that are less than 20% owned, where the Company has no significant influence over operating and financial policies, are carried at cost. The Company periodically evaluates whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investments, the underlying assets are written down by charges to expense so that the carrying amount equals the future discounted cash flows.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        REVENUE RECOGNITION

                The Company provides services under level-of-effort, fixed-price, and unit-price contracts, with the length of contracts ranging up to eleven years. Revenue from level-of-effort pricing is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percentage of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized on the percentage-of-completion method and is earned based on the percentage relationship of incurred contract costs to date to total estimated contract costs, after giving effect to the most recent estimates of total cost. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Revenue from unit-price contracts is recognized based on technology units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service, after an appropriate risk factor is applied.

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

        RESEARCH AND DEVELOPMENT COSTS

                Research and development costs are charged to expense as incurred and were $1,614, $1,058 and $569 in 2000, 1999 and 1998, respectively.

        PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

                Computer equipment and furniture are stated at cost and are depreciated on a straight-line basis using estimated useful lives of two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Property and equipment under capital leases are recorded at the lower of their fair market value or the present value of future minimum lease payments determined at the inception of the lease and are amortized on a straight-line basis over the lease term. Software purchased by the Company and utilized either internally or in providing contract services is capitalized at cost and amortized on a straight-line basis over the lesser of its useful life or the term of the related contract.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations. Expenditures for repairs and maintenance are charged to operations as incurred.

        GOODWILL AND OTHER INTANGIBLES

                Goodwill and other intangibles primarily represent the excess of cost over the fair value of tangible net assets acquired and are amortized on a straight-line basis over their estimated useful lives. Goodwill is being amortized over three to fifteen years, and other intangibles are being amortized over four to fifteen years.

                The Company periodically evaluates the carrying amount of goodwill, other intangibles and other long-lived assets, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal projected future discounted cash flows.

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

                The Company does not provide for foreign withholding and income taxes on the undistributed earnings for its foreign subsidiaries amounting cumulatively to $67,427 at December 31, 2000, and $91,484 at December 31, 1999, as such earnings are intended to be permanently invested in those operations. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        FOREIGN OPERATIONS

                The consolidated balance sheets include foreign assets and liabilities of $112,714 and $81,172, respectively, as of December 31, 2000, and $120,616 and $88,139, respectively, as of December 31, 1999.

                Assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at current exchange rates as of the respective balance sheet date, and revenue and expenses are translated at average exchange rates during each reporting period. Translation gains and losses are recorded as a component of Accumulated other comprehensive income (loss) on the consolidated balance sheets.

                The Company periodically enters into foreign currency exchange forward contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts generally have maturities that do not exceed one year.

                The net foreign currency transaction gains (losses) reflected in Other income (expense), net, in the consolidated statements of operations, were ($838), ($604) and $360 for the years ended December 31, 2000, 1999 and 1998, respectively.

        CONCENTRATIONS OF CREDIT RISK

                Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company's cash equivalents consist primarily of short-term money market deposits. The Company has deposited its cash equivalents with reputable financial institutions, from which the Company believes the risk of loss to be remote. The Company has accounts receivable from its customers that are engaged in the banking, insurance, healthcare, manufacturing, communications, travel and energy industries and are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, and, therefore, accounts receivable may be impacted. Generally, the Company does not require collateral from its customers, since the receivables are supported by long-term contracts. Management does not believe that any single customer, industry or geographic area represents significant credit risk.

                No customer accounted for 10% of the Company's accounts receivable at December 31, 2000. One customer accounted for 11% of the Company's accounts receivable at December 31, 1999.

        FINANCIAL INSTRUMENTS

                The fair value of the Company's financial instruments is estimated using bank or market quotes. The fair value of the financial instruments is disclosed in the relevant

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        notes to the financial statements. The carrying amount of short-term financial instruments (cash and cash equivalents, accounts receivable, and certain other liabilities) approximates fair value due to the short maturity of those instruments.

                The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. To date, the Company's use of such instruments has been limited to interest rate swaps and foreign currency forward contracts. The Company does not currently utilize hedge accounting with regard to these derivatives and records all gains and losses associated with such in the earnings of the appropriate period. In compliance with Statement of Financial Accounting Standards No. ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," the Company records the net fair value of the derivatives in Accounts receivable, net, on the consolidated balance sheets.

                The Company accounts for its marketable equity securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reported as a component of Accumulated other comprehensive income (loss) on the consolidated balance sheets. Realized gains and losses are recorded based on the specific identification method.

        TREASURY STOCK

                Treasury stock transactions are accounted for under the cost method. Repurchased treasury stock will be utilized for employee stock plans, acquisitions, and other Company uses. At December 31, 2000, the Company had 727,702 shares in treasury.

        RECLASSIFICATIONS

                Certain of the amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on the Company's consolidated financial statements.

        STOCK BASED COMPENSATION

                The Company has elected to follow Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25 compensation expense is recorded when the exercise price of employee stock options

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123, "Accounting for Stock Based Compensation" ("FAS 123").

2.      MARKETABLE EQUITY SECURITIES

                In May 1999, the Company purchased 1,000,000 common shares (approximately 3% voting interest) in the initial public offering of TenFold Corporation ("TenFold") for $17,000 as part of a strategic alliance agreement with TenFold to develop and deliver applications, products and services to clients of Perot Systems and TenFold. At December 31, 1999, the fair market value of this investment was $39,938 and the unrealized gain of $22,938 ($13,992 net of tax) was classified in Accumulated other comprehensive income (loss) on the consolidated balance sheets.

                Through a series of transactions during January and February of 2000, the Company sold 500,000 shares of its 1,000,000 shares of TenFold common stock. The total proceeds and realized gain on these transactions were $23,992 and $14,952 ($9,046 net of tax), respectively. The gain is included in Other income (expense), net, in the consolidated statements of operations.

                At December 31, 2000, the Company concluded that the investment in TenFold had experienced a decline in value which was considered to be other than temporary. Accordingly, the remaining shares of the TenFold investment were written down to their fair market value of $750, thereby realizing a loss of $7,750 ($4,689 net of tax) which is included in Other income (expense), net, in the consolidated statements of operations.

3.      ACCOUNTS RECEIVABLE

                Accounts receivable consist of the following as of December 31:

                                               2000            1999
                                            ---------       ---------
Amounts billed .......................      $ 109,408       $ 108,412
Amounts to be invoiced ...............         42,196          27,533
Recoverable costs and profits ........         10,366          12,863
Other ................................         21,326          12,005
Allowance for doubtful accounts ......         (7,292)         (4,059)
                                            ---------       ---------
                                            $ 176,004       $ 156,754
                                            =========       =========

                With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed which are invoiced to the customer in the following month. Recoverable costs and profits represent amounts previously recognized as revenue that have not yet been billed in accordance with the contract terms. In certain cases, the period of

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        recovery may extend beyond one year. However, classification of these amounts within current assets has been made in accordance with common industry practice. It is anticipated that $8,130 of the recoverable costs and profits will be billed in 2001.

4.      PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

                Property, equipment and purchased software consist of the following as of December 31:

                                               2000           1999
                                             --------       --------
Owned assets:
 Computer equipment ...................      $ 49,800       $ 48,663
 Furniture and equipment ..............        29,849         22,621
 Leasehold improvements ...............        17,335         15,769
 Automobiles ..........................           132            293
                                             --------       --------
                                               97,116         87,346
    Less accumulated depreciation
       and amortization ...............       (62,713)       (56,608)
                                             --------       --------
                                               34,403         30,738
                                             --------       --------

Assets under capital leases:
 Computer equipment ...................            --            101
 Furniture and equipment ..............         2,184          1,582
                                             --------       --------
                                                2,184          1,683

Less accumulated depreciation
       and amortization ...............        (1,653)        (1,520)
                                             --------       --------
                                                  531            163
                                             --------       --------

Purchased software ....................        35,186         27,345
   Less accumulated amortization ......       (22,012)       (19,281)
                                             --------       --------
                                               13,174          8,064
                                             --------       --------

    Total property, equipment and
       purchased software, net ........      $ 48,108       $ 38,965
                                             ========       ========

                Depreciation and amortization expense for property, equipment and purchased software was $22,944, $22,387 and $26,975 for the years ended December 31, 2000, 1999 and 1998, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


5.      ACQUISITIONS

                On March 30, 2000, the Company acquired substantially all of the assets and liabilities of Solutions Consulting, Inc. ("SCI"), a Pittsburgh-based enterprise software and e-commerce company. Total consideration included $41,119 in cash (net of $8,881 of cash acquired) and $50,000 in the form of 1,965,602 shares of the Company's Class A Common Stock. The Company also paid $22,100 in cash for the benefit of SCI employees, which was recorded as a compensation charge. The transaction was accounted for as a purchase; accordingly, the purchase price has been allocated to assets and liabilities based on estimated fair values as of the acquisition date. The costs in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $76,811, which is being amortized using the straight-line method of amortization over its estimated useful life of fifteen years.

                The revenues and operating expenses of SCI for the first three months of 2000 were included in the consolidated statements of operations for the twelve months ended December 31, 2000, and pre-acquisition operating earnings were eliminated in Other income (expense), net, in the consolidated statements of operations, for the same period as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements." Specifically, SCI contributed $11,960, $6,801, and $1,658 toward revenue, direct cost of services, and selling, general and administrative expenses, respectively, during the first quarter of 2000, and $3,501 in pre-tax income related to the first quarter of 2000 was eliminated in Other income (expense), net, in the consolidated statements of operations.

                The following table reflects pro forma combined results of operations of the Company and SCI on the basis that the acquisition had taken place at the beginning of the calendar year for each of the years presented:

                                                  2000            1999
                                               ----------      ----------
                                                      (unaudited)
        Revenue                                $1,105,946      $1,211,332
        Income before taxes                        93,681         126,396
        Net income                                 56,677          75,838
        Basic earnings per common share              0.59            0.84
        Diluted earnings per common share            0.50            0.66

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                On December 15, 2000, the Company acquired 100% of the equity interests of the outstanding shares of Health Systems Design Corporation ("HSD") for $9,274 in cash (net of $4,271 in cash acquired). HSD provides information systems solutions for organizations that administer health benefits. The transaction was accounted for as a purchase; accordingly, the results of operations of HSD and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of the acquisition date through the end of the year. At December 31, 2000, the excess of the purchase price paid over the net assets acquired (in the amount of $10,762) is recorded in Goodwill, net, on the consolidated balance sheets, pending completion of the tangible and intangible asset appraisals.

                During 1998, the Company determined that certain amounts recorded for goodwill, primarily related to the acquisition of a company during 1997, were impaired and no longer recoverable. The determination was made based on management's best estimates of the undiscounted future operation cash flows over the remaining useful life of the goodwill. From this analysis, an impairment loss resulting from the departure of certain key employees was calculated as the difference between the carrying amount of the goodwill and the fair value of the asset, based on discounted estimated future cash flows. Goodwill impairments included in the accompanying statements of operations totaled $4,135, consisting primarily of a write-down of $3,970 related to the aforementioned 1997 acquisition.

                Accumulated amortization relating to goodwill was $3,840 and $22,201 as of December 31, 2000 and 1999, respectively. As of December 31, 2000, all goodwill related to acquisitions completed by the Company prior to the current year had been fully amortized.

6.      OTHER NON-CURRENT ASSETS

        INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

                On March 26, 1996, the Company entered into a joint venture with HCL Corporation Limited and HCL Europe Limited whereby the Company owns 50% of HCL Perot Systems N.V. ("HPS"), an information technology services company based in India. The Company contributed capital of $500 to HPS during 1997 and is required to contribute additional capital up to a limit of $6,900, on a call basis. The Company's investment in HPS at December 31, 2000 and 1999 was $18,128 and $9,601, respectively. HPS provided subcontractor services to the Company totaling $26,071 and $28,670 for 2000 and 1999, respectively.

                On January 5, 1996, the Company acquired 40% of the equity interest in Systor AG ("Systor"), a Swiss information services company, from UBS AG as part of a larger services agreement. The Company's investment in Systor at December 31,

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        1999 was $15,273. In January 2000, the Company sold its 40% equity interest in Systor to UBS Capital B.V. for a purchase price of $55,486, resulting in a $38,851 pretax gain, which is included in Other income (expense), net in the consolidated statements of operations. UBS Capital B.V. was the holder of the remaining 60% interest in Systor.

                In July 2000, the Company entered into a joint venture whereby the Company owns 50% of BillingZone, LLC ("BillingZone"), which provides business-to-business electronic bill presentment and payment services. During 2000, the Company made cash contributions to the joint venture totaling $15,000 and recorded losses of $13,438, which are included in Equity in earnings (loss) of unconsolidated affiliates in the consolidated statements of operations. These losses include a charge of $9,111 to adjust the carrying amount of this investment in accordance with the provisions of APB 18, "The Equity Method of Accounting for Investments in Common Stock," reflecting the revised projections by BillingZone of future product development costs and operating expenses. During the year, the Company provided certain services to the joint venture and recorded $4,708 in revenues. In connection with these services, the Company recorded a return of its investment in the joint venture of $1,062.

                In 1996, the Company entered into an agreement to join a limited partnership venture capital fund for which net capital contributions of $2,162 were made as of December 31, 1997. In January 1998, the Company sold its entire investment for $5,162, recognized a gain of $2,986 which is included in Other income (expense), net, in the consolidated statements of operations.

                No dividends or distributions were received from investments in unconsolidated affiliates in 2000. The amount of cumulative undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $17,041, $21,172 and $12,189 for 2000, 1999 and 1998, respectively.

        SOFTWARE ROYALTY AND CONTRACT RIGHTS

                In August 2000, the Company and a certain customer committed to enter into an agreement to extend the term of the customer's original services contract and to reduce the Company's royalty obligations to this customer. Royalties are generally payable to this customer in connection with the future licensing to third parties of the intellectual property developed by the Company for this customer. As part of the agreement, which was executed in October 2000, the Company paid this customer $25,000, which was allocated to contract rights and to a software royalty intangible asset utilizing the guidance in APB 17, "Intangible Assets."

                At December 31, 2000, the Company reviewed these assets for impairment under FAS 121, "Accounting for the Impairment of Long-Lived Assets," and determined that the value assigned to the software royalty intangible asset of $14,900

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        was impaired. This impairment was the result of the loss of sales prospects for the license of the related intellectual property. Further, no material viable alternative market for this intangible asset could be identified. Accordingly, the entire amount allocated to the software royalty intangible asset was charged to Selling, general and administrative expenses in the consolidated statements of operations.

                The remaining contract rights of $10,100 are being amortized to revenue over the term of the seven-year contract extension. At December 31, 2000, accumulated amortization was $361.

7.      ACCRUED LIABILITIES

                Accrued liabilities consist of the following as of December 31:

                                                2000         1999
                                               -------      -------
Operating expenses ......................      $59,723      $59,824
Taxes other than income, insurance,
   rents, licenses and maintenance ......        5,541        4,342
Other contract-related ..................       17,356       30,037
                                               -------      -------
                                               $82,620      $94,203
                                               =======      =======

        OTHER CONTRACT-RELATED

                Other contract-related accrued liabilities represent provisions to match contract-related expenses to the period in which revenues from those contracts are recognized. These include claims made by customers for services that require additional effort, costs or settlements by the Company to satisfy contractual requirements. The Company continually monitors contract performance in light of client expectations, the complexity of work, project plans, delivery schedules and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable.

8.      CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

                Capital lease obligations and long-term debt are included in Other current liabilities and Other non-current liabilities on the consolidated balance sheets at December 31, 2000 and 1999. These obligations have various payment terms through July 2001 at interest rates ranging from 9.58% to 10.23%. The total amount outstanding of these obligations at December 31, 2000 is $369 and is due in 2001.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


9.      COMMON AND PREFERRED STOCK

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

                Under the terms and conditions of the UBS AG agreements, each Class B share shall be converted, at the option of the holder, on a share-for-share basis, into a fully paid and non-assessable Class A share, upon sale of the share to a third-party purchaser under one of the following circumstances: 1) in a widely dispersed offering of the Class A shares; 2) to a purchaser of Class A shares who prior to the sale holds a majority of the Company's stock; 3) to a purchaser who after the sale holds less than 2% of the Company's stock; 4) in a transaction that complies with Rule 144 under the Securities Act of 1933, as amended; or 5) any sale approved by the Federal Reserve Board of the United States.

                During 1997, the Company concluded the renegotiation of the terms of its strategic alliance with UBS AG. Under these terms and conditions the Company sold to UBS AG 100,000 shares of the Company's Class B stock at a purchase price of $3.65 per share. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These shares vest at a rate of approximately 833 shares per month over the ten-year term of the agreement. In the event of termination of the agreement, the Company would have the right to buy back any previously acquired unvested shares for the original purchase price of $3.65 per share. Additionally, as discussed in Note 10, "Stock Awards and Options," options were issued to UBS under this agreement.

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

                On January 5, 1999, the Company's Board of Directors authorized two series of Preferred Stock in connection with the adoption of a Shareholder Rights Plan: 200,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and 10,000 shares of Series B Junior Participating Preferred Stock, par value $.01 per share (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Preferred Stock").

        STOCKHOLDER RIGHTS PLAN

                The Company has entered into a Stockholder Rights Plan, pursuant to which one Class A Right and one Class B Right ("Right," or together, the "Rights") is attached to each respective share of Class A and Class B Common Stock. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A or Series B Preferred Stock, at a purchase price of $55.00 per share, subject to adjustment. These Rights have certain anti-takeover

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        effects and will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of these Rights may deter certain acquirors from making takeover proposals or tender offers.

        EMPLOYEE STOCK PURCHASE PLAN

                In July 1998, the Board of Directors adopted an employee stock purchase plan (the "ESPP"), which provides for the issuance of a maximum of 20,000,000 shares of Class A Common Stock. The ESPP became effective on the IPO Date. During 2000, the ESPP was amended such that this plan was divided into separate U.S. and Non U.S. plans in order to ensure that United States employees continue to receive tax benefits under
        Section 421 and 423 of the United States Internal Revenue Code. Following this division of the ESPP into the two separate plans, an aggregate of 19,736,311 shares of Class A Common Stock were authorized for sale and issuance under the two plans. Eligible employees may have up to 10% of their earnings withheld to be used to purchase shares of the Company's common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

10.     STOCK AWARDS AND OPTIONS

        RESTRICTED STOCK PLAN

                In 1988, the Company adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees and to reward outstanding performance. The Company may issue up to a total of 109,000,000 shares of the Company's Class A Common Stock under this plan, the 1991 Stock Option Plan and the 1996 Advisor and Consultant Stock Option/Restricted Stock Incentive Plan. Employees selected by management may elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A common shares over a five-to-ten year period. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. The Company may repurchase unvested shares and, under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees' cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal. For the years ended December 31, 1999 and 1998, 81,415 and 40,652 shares, respectively, of the Company's Class A common stock were granted under the Restricted Stock Plan. The aggregate weighted average grant-date fair value for the shares granted in each respective year is $2,075, and $135. No shares were issued under the plan during 2000.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        1991 STOCK OPTION PLAN

                In 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), which was amended in 1993 and 1998. Pursuant to the 1991 Plan, options to purchase the Company's Class A common shares can be granted to eligible employees. Prior to the IPO Date, such options were generally granted at a price not less than 100% of the fair value of the Company's Class A common shares, as determined by the Board of Directors, and based upon an independent third-party valuation. Subsequent to the IPO Date, the exercise price for options issued is the fair market value of the shares on the date of grant. The stock options vest over a three-to-ten year period based on the provisions of each grant, and in some cases can be accelerated through attainment of financial performance criteria. The options are usually exercisable from the vesting date until the date one year after the entire option grant has vested. Unexercised vested options are cancelled following the expiration of a certain period after the employee leaves the employment of the Company. For options issued before July 1998, there was generally a required two-year holding period for one half of the shares purchased once the options were exercised. This provision was eliminated during 2000.

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

                In 1996, the Board approved the 1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan and the 1996 Advisor and Consultant Stock Option/Restricted Stock Incentive Plan, which together replaced the Advisor Plan for subsequent grants of options. Provisions of the Advisor Plan will remain in effect for outstanding stock and options, but no new issuances will be made pursuant to the plan.

        1996 NON-EMPLOYEE DIRECTOR STOCK OPTION/RESTRICTED STOCK INCENTIVE PLAN

                In 1996, the Company adopted the 1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (the "Director Plan"). The Director Plan provides for the issuance of up to 800,000 Class A common shares or options to

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        Board members who are not employees of the Company. Shares or options issued under the plan would be subject to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance.

        1996 ADVISOR AND CONSULTANT STOCK OPTION/RESTRICTED STOCK INCENTIVE PLAN

               In 1996, the Company adopted the 1996 Advisor and Consultant Stock Option/Restricted Stock Incentive Plan (the "Consultant Plan"). The Consultant Plan provides for the issuance of Class A common shares or options to advisors or consultants who are not employees of the Company, subject to restrictions established at time of issuance.

        CLASS B STOCK OPTIONS UNDER THE UBS AG AGREEMENT

               Under the terms and conditions of the UBS AG agreement which was renegotiated in 1997, the Company sold to UBS AG options to purchase 7,234,320 shares of the Company's Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. These options are exercisable immediately and for a period of five years after the date that such options become vested, at an exercise price of $3.65 per share. The 7,234,320 shares of Class B Common Stock subject to options vest at a rate of 63,073 shares per month for the first five years of the ten-year agreement, and at a rate of 57,501 shares per month thereafter. In the event of termination of the UBS Warburg EPI Agreement, options to acquire unvested shares would be forfeited. UBS AG exercised 834,320 options in the third quarter of 1998 and an additional 850,000 options in the second quarter of 1999.

        DEFERRED COMPENSATION

               The Company recorded $4,027 of deferred compensation expense for options granted in 1998, representing the difference between the option exercise price and the fair value of the underlying common stock. The Company recognized $374, $360 and $373 of compensation expense during the years ended December 31, 2000, 1999 and 1998, respectively, and will amortize the remaining deferred compensation ratably over the respective vesting periods of the option grants. The estimated amount of compensation expense to be recognized, excluding consideration of future forfeitures, is approximately $284 for each year from 2001 through 2008.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                Activity in options for Class A Common Stock:

                                                                                                                        WEIGHTED
                                                                     DIRECTOR &                                          AVERAGE
                                                                     CONSULTANT          OTHER                          EXERCISE
                                                   1991 PLAN           PLANS            OPTIONS            TOTAL         PRICE
                                                  -----------       -----------       -----------       -----------     --------
1998 outstanding at beginning of year ......       34,982,834           378,000           423,600        35,784,434       $1.52
Granted ....................................        1,986,820            30,000                --         2,016,820        3.27
Exercised ..................................       (2,140,102)          (94,000)          (78,800)       (2,312,902)       0.94
Forfeited ..................................       (6,398,830)          (70,000)          (18,080)       (6,486,910)       1.79
                                                  -----------       -----------       -----------       -----------
Outstanding at December 31, 1998 ...........       28,430,722           244,000           326,720        29,001,442        1.62
                                                  ===========       ===========       ===========       ===========
Exercisable at December 31, 1998 ...........        6,412,072            29,600           205,584         6,647,256        1.12

1999 outstanding at beginning of year ......       28,430,722           244,000           326,720        29,001,442        1.62
Granted ....................................       13,749,260            40,000                --        13,789,260       11.70
Exercised ..................................       (5,699,420)          (12,000)         (226,936)       (5,938,356)       1.33
Forfeited ..................................       (3,035,424)          (56,000)           (6,400)       (3,097,824)       6.07
                                                  -----------       -----------       -----------       -----------

Outstanding at December 31, 1999 ...........       33,445,138           216,000            93,384        33,754,522        5.38
                                                  ===========       ===========       ===========       ===========
Exercisable at December 31, 1999 ...........        5,419,887            53,200            59,240         5,532,327        2.62

2000 outstanding at beginning of year ......       33,445,138           216,000            93,384        33,754,522        5.38
Granted ....................................       28,845,674                --                --        28,845,674       19.05
Exercised ..................................       (3,250,866)               --                --        (3,250,866)       1.90
Forfeited ..................................       (7,508,223)           (8,000)          (93,384)       (7,609,607)      13.89
                                                  -----------       -----------       -----------       -----------
Outstanding at December 31, 2000 ...........       51,531,723           208,000                --        51,739,723       11.97
                                                  ===========       ===========       ===========       ===========
Exercisable at December 31, 2000 ...........        7,518,350            84,000                --         7,602,350        5.83

                The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2000:

                              OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     --------------------------------------      -----------------------
                                     WEIGHTED     WEIGHTED                      WEIGHTED
                                     AVERAGE       AVERAGE                       AVERAGE
    RANGE                            EXERCISE     REMAINING                     EXERCISE
  OF PRICES            NUMBER         PRICE         LIFE          NUMBER         PRICE
-------------        ----------      --------     ---------      ---------      --------
$0.25 - $5.00        16,306,221      $  1.76        5.65         5,547,150      $  1.78
$5.01 - $10.00        4,034,099         9.76        7.41                --           --
$10.01 - $15.00      12,737,160        10.91        7.63         1,181,850        11.00
$15.01 - $20.00       7,028,750        17.65        7.29            27,484        18.96
$20.01 - $25.00      11,633,493        24.76        8.18           845,866        24.78
                     ----------                                  ---------

Total                51,739,723        11.97        7.07         7,602,350         5.83
                     ==========                                  =========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                As previously noted, the Company has continued to account for its employee and non-employee director stock option activity under APB
        25. Had the Company elected to adopt FAS 123, the pro forma impact on net income and earnings per share would have been as follows:

                                                2000            1999            1998
                                             ----------      ----------      ----------
Net income
     As reported ......................      $   55,483      $   75,497      $   40,465
     Pro forma ........................      $   41,091      $   72,562      $   40,005

Basic earnings per common share
     As reported ......................      $     0.58      $     0.85      $     0.53
     Pro forma ........................      $     0.43      $     0.82      $     0.52

Diluted earnings per common share
     As reported ......................      $     0.49      $     0.67      $     0.42
     Pro forma ........................      $     0.36      $     0.64      $     0.41

                All options granted by the Company in 2000 and 1999 were granted at the per share fair market value in effect on the grant date. For the year ended December 31, 1998, certain options were granted at less than fair market value. Vesting of options differs based on the terms of each option. Typically, options vest ratably over the vesting period, vest at the end of the vesting period, or vest based on the attainment of various criteria. All options expire one year after the final vesting date unless vesting was accelerated. Prior to the IPO Date, the fair value of each option grant was estimated on the grant date using the Minimum Value Stock option-pricing model. Subsequent to this date, the Black-Scholes option pricing model was utilized by the Company. The weighted average risk free interest rates used were 6.42%, 4.68%, and 5.52% for the years ended December 31, 2000, 1999, and 1998, respectively. Volatility was estimated to be 45%, 35% and zero for the years ended December 31, 2000, 1999 and 1998, respectively. With the exception of certain grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to the midpoint of the vesting period, plus one year, for all periods presented. The expected life for cliff vesting grants was equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. The expected dividend yield for all periods is 0%. The weighted average grant-date fair value per share of options granted in 2000 and 1999 was $9.19 and $4.56, respectively. For options granted in 1998, the weighted average grant-date fair value per share of options that were granted at fair market value and less than fair market value was $0.14 and $0.32, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


11.     INCOME TAXES

               Income before taxes for the years ended December 31 was as follows:

                      2000          1999          1998
                    --------      --------      --------
Domestic .....      $ 87,707      $ 83,192      $ 50,344
Foreign ......         4,001        42,637        25,862
                    --------      --------      --------
                    $ 91,708      $125,829      $ 76,206
                    ========      ========      ========

               The provision for income taxes charged to operations was as follows:

                                              2000           1999           1998
                                            --------       --------       --------
Current:
  U.S. federal .......................      $ 29,681       $ 26,092       $ 23,958
  State and local ....................         5,052          4,268          3,904
  Foreign ............................        (1,750)        15,036         13,999
                                            --------       --------       --------
Total current ........................        32,983         45,396         41,861
                                            --------       --------       --------

Deferred:
  U.S. federal .......................           473          5,107           (976)
  State and local ....................            89            957           (199)
  Foreign ............................         2,680         (1,128)        (4,945)
                                            --------       --------       --------
Total deferred .......................         3,242          4,936         (6,120)
                                            --------       --------       --------
Total provision for income taxes .....      $ 36,225       $ 50,332       $ 35,741
                                            ========       ========       ========

                Taxes payable are reduced by $16,078, $35,909 and $3,467 in 2000, 1999 and 1998, respectively, due to the benefit of stock options exercised during those years. This benefit is recorded as an increase to Additional paid-in-capital on the consolidated balance sheets.

                The Company has foreign net operating loss carryforwards of approximately $4,735 to offset future foreign taxable income. The loss carryforwards do not expire.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                  2000           1999
                                                --------       --------
Conversion of acquired entity from
     cash basis to accrual basis of
     accounting ..........................      $     --       $    186
Unrealized gain on marketable equity
     securities ..........................            11          8,946
Equity investments .......................         6,579          6,964
Other ....................................           711            297
                                                --------       --------
Gross deferred tax liabilities ...........         7,301         16,393
                                                --------       --------

Property and equipment ...................        (7,230)        (8,263)
Accrued liabilities ......................       (14,467)       (20,326)
Intangible assets ........................       (15,888)        (2,283)
Bad debt reserve .........................        (2,162)        (2,015)
Loss carryforwards .......................        (1,642)        (1,012)
Equity investments .......................        (6,544)        (1,521)
Tax credits ..............................            --         (3,466)
Other ....................................          (798)          (246)
                                                --------       --------
Gross deferred tax assets ................       (48,731)       (39,132)
                                                --------       --------

Net deferred tax asset ...................      $(41,430)      $(22,739)
                                                ========       ========

                A valuation allowance has not been established for the net deferred tax asset as of December 31, 2000 or 1999, due to a significant contract backlog and the availability of loss carryovers.

                The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences, in dollars and percentages:

                                            2000                          1999                         1998
                                  -----------------------        ----------------------       ----------------------
                                  DOLLARS        PERCENT         DOLLARS       PERCENT        DOLLARS       PERCENT
                                  --------       --------        --------      --------       --------      --------
Statutory U.S. tax rate           $ 32,098       35.0%           $ 44,040      35.0%          $ 26,671      35.0%
State and local taxes                3,508        3.8               3,328       2.6              3,021       4.0
Non-deductible items                   459        0.5               1,255       1.0                768       1.0
Nondeductible
    amortization and write-
    off of intangible assets           281        0.3               1,108       0.9              3,824       5.0
U.S. rates in excess of
    foreign rates & other             (121)      (0.1)                601       0.5              1,457       1.9
                                  --------       ----            --------      ----           --------      ----
Total provision for
    income taxes                  $ 36,225       39.5%           $ 50,332      40.0%          $ 35,741      46.9%
                                  ========       ====            ========      ====           ========      ====

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


12.     CERTAIN GEOGRAPHIC DATA

                Services are provided through the parent company in the United States and through a worldwide network of subsidiaries. Summarized below is the financial information for each geographic area as defined by FAS 131, "Disclosures about Segments of an Enterprise and Related Information." "All Other" includes financial information from the following geographic areas: Hong Kong, Japan, Singapore, Netherlands, Germany, France, Ireland, Switzerland, and Luxembourg.

                                                  2000            1999            1998
                                               ----------      ----------      ----------
United States:
   Total revenue ........................      $  802,570      $  760,873      $  640,508
   Long-lived assets at December 31 .....         174,884         103,033          52,312
United Kingdom:
   Total revenue ........................         153,701         241,002         255,613
   Long-lived assets at December 31 .....           4,235           4,347           4,932
All Other:
   Total revenue ........................         149,675         149,678          97,468
   Long-lived assets at December 31 .....           1,809           2,702           6,430
Consolidated:
   Total revenue ........................       1,105,946       1,151,553         993,589
   Long-lived assets at December 31 .....         180,928         110,082          63,674


                Greater than 10% of the Company's revenue was earned from one client for the year ended December 31, 2000 and 1999, and two clients for the year ended December 31, 1998. Revenue from these clients comprised 24% of total revenue in 2000, 30% of total revenue in 1999, and 27% and 12% of total revenue in 1998.

13.     COMMITMENTS AND CONTINGENCIES

        OPERATING LEASES AND MAINTENANCE AGREEMENTS

                In June 2000, the Company entered into an operating lease agreement for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. The initial term of the lease extends through June 2005, with one optional two-year renewal period thereafter. At the end of the lease, the Company is required to either renew the lease, purchase the property for the lease balance, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of 100% of the original fair value of the land, plus 83% of the original fair value of the buildings and any additional improvements. The original fair value of the facilities, including land and improvements, could be as high as $90,000. Commitments under this operating lease are included in future minimum commitments below.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                The Company has commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for periods ranging from one to twelve years. Future minimum commitments under these agreements as of December 31, 2000 are as follows:

YEAR ENDING                LEASE AND MAINTENANCE
DECEMBER 31:                    COMMITMENTS
------------               ---------------------
2001                             $ 32,326
2002                               29,723
2003                               21,195
2004                               18,356
2005                               13,557
Thereafter                         26,991
                                 --------
      Total                      $142,148
                                 ========

                Minimum payments have not been reduced by minimum sublease rentals of $3,869 due in the future under non-cancelable subleases. The Company is obligated under certain operating leases for its pro rata share of the lessors' operating expenses. Rent expense was $33,765, $35,517, and $31,666 for 2000, 1999 and 1998, respectively.
        Additionally, as of December 31, 2000 the Company maintained a loss accrual of $5,838 in connection with the planned abandonment of certain leased properties.

        FOREIGN CURRENCY EXCHANGE FORWARD CONTRACTS

                At December 31, 2000, the Company had six forward contracts in various currencies in the amount of $14,500. These contracts expired on January 31, 2001.

                The estimated fair value of the Company's forward exchange contracts using bank or market quotes and the year end foreign exchange rates was a net liability of $71 as of December 31, 2000. The Company's remaining risk associated with this transaction is the risk of default by the bank, which the Company believes to be remote.

        CONTINGENT PUT RIGHTS

                Under the terms of a certain stock agreement, a total of 1,000,000 shares of Class A Common Stock are subject to contingent put rights at December 31, 2000. Under this agreement the holder may require the Company to repurchase the shares at the original cost plus 8% interest, accrued from the date of purchase, in the event the holder's employment or directorship terminates.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        LITIGATION

                The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which was subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990, contract under which the Company provides data processing and software development for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, breach of warranty, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract substantially limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan has used and continues to use the services of the Company under the 1990 contract. After various motions to dismiss and appeals, six of the twelve claims against the Company have been dismissed, including a claim against Mr. Perot personally and a claim for punitive damages. The Company intends to continue vigorously defending the lawsuit.

        LICENSE AGREEMENT

                In 1988, the Company entered into a license agreement with the Perot Systems Family Corporation and Ross Perot that allowed the Company to use the name "Perot" and "Perot Systems" in its business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, the Company would not be allowed to use the "Perot" name in its business. Mr. Perot's or the Perot Systems Family Corporation's termination of the Company's license agreement could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

14.     RETIREMENT PLAN AND OTHER EMPLOYEE TRUSTS

                During 1989, the Company established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. In

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

        2000, the plan allowed eligible employees to contribute between 1% and 20% of their annual compensation, including overtime pay, bonuses and commissions. The plan was amended effective January 1, 2000 to change the Company's contribution to a formula matching 100% of employees' contributions, up to a maximum Company contribution of 4%. The plan was also amended to provide 100% vesting of all existing Company matching contributions for active employees and immediate vesting of any future Company matching contributions. The Company's cash contribution for the years ended December 31, 2000, 1999 and 1998 amounted to $12,319, $11,830 and $7,662 respectively.

15.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      2000              1999              1998
                                                                   -----------       -----------       -----------
Cash paid during the year for:
 Interest ...................................................      $        83       $       321       $       245
                                                                   ===========       ===========       ===========

 Income taxes ...............................................      $    21,284       $    27,681       $    33,615
                                                                   ===========       ===========       ===========

Non-cash investing and financing activities:

 Issuance of common stock for acquisition
    of businesses ...........................................      $    50,000       $        --       $        --
                                                                   ===========       ===========       ===========

 Repurchase of shares issued under Restricted Stock Plan in
    exchange for reductions in notes receivable from
    stockholders ............................................      $        --       $        --       $     1,077
                                                                   ===========       ===========       ===========

 Reacquisition of shares from sale of business ..............      $        --       $        --       $     1,182
                                                                   ===========       ===========       ===========

 Deferred compensation, net of amortization .................      $        --       $        --       $     3,654
                                                                   ===========       ===========       ===========

 Tax benefit of employee options exercised ..................      $    16,078       $    35,909       $     3,467
                                                                   ===========       ===========       ===========

 Unrealized (loss) gain on marketable
    equity securities, net of tax ...........................      $   (13,974)      $    13,992       $        --
                                                                   ===========       ===========       ===========

 Reclassification of deferred compensation to Additional
    paid-in capital upon option forfeiture ..................      $      (176)      $      (472)      $        --
                                                                   ===========       ===========       ===========


16.     RELATED PARTY TRANSACTIONS

               A former officer of the Company had three outstanding loans totaling $349 with the Company. These loans were secured by the Company's Class A Common Stock held by the executive and were due by December 31, 1999. Payment in full was made on these loans on January 5, 2000.

                In September 2000, Ross Perot resigned as chief executive officer of the Company. He continues to serve the Company as chairman of the board of directors

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        without cash or non-cash compensation. For the years ended December 31, 2000, 1999 and 1998, the Company has recorded compensation expense of $556, $780 and $780, respectively, with an offset to Additional paid-in capital on the consolidated balance sheets.

               The Company provided information technology and energy management services for Hillwood Development Corporation and Hillwood Ventures ("Hillwood"), affiliates of Ross Perot, Jr. During 2000, the Company recorded revenue of $358 for such services. In addition, the Audit Committee has approved the execution of a contract between the Company and Hillwood under which Hillwood has engaged the Company to provide information technology services for three years. Hillwood is expected to pay the Company approximately $4,600 during the term of the contract.

17.     EARNINGS PER SHARE

               The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations (shares in thousands).

                                                                2000          1999          1998
                                                              --------      --------      --------
BASIC EARNINGS PER COMMON SHARE
Net income .............................................      $ 55,483      $ 75,497      $ 40,465
                                                              ========      ========      ========

Weighted average common shares outstanding .............        96,189        88,350        76,882
                                                              ========      ========      ========

Basic earnings per common share ........................      $   0.58      $   0.85      $   0.53
                                                              ========      ========      ========

DILUTED EARNINGS PER COMMON SHARE
Net income .............................................      $ 55,483      $ 75,497      $ 40,465
                                                              ========      ========      ========

Weighted average common shares outstanding .............        96,189        88,350        76,882
Incremental shares assuming dilution ...................        17,291        24,879        20,260
                                                              --------      --------      --------
Weighted average diluted common shares outstanding .....       113,480       113,229        97,142
                                                              ========      ========      ========

Diluted earnings per common share ......................      $   0.49      $   0.67      $   0.42
                                                              ========      ========      ========

                At December 31, 2000, options to purchase 18,662 shares of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive.

18.     TERMINATION OF MAJOR CONTRACT

                The Company provided services for East Midlands Electricity (IT) Limited (together with its parent company, East Midlands Electricity plc, "EME") under an Information Technology Services Agreement initially entered into on April 8, 1992, as amended. Under the terms and conditions of this agreement, EME had the right to terminate its relationship with the Company following a change in control of EME. In July 1998, PowerGen plc acquired EME from Dominion Resources, Inc. During the

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


        first quarter of 1999, PowerGen plc and EME exercised this right. The Company completed termination of the EME contract effective on September 1, 1999. Under the terms and conditions of this agreement, the Company received a cash payment of $10,620 which was fully recognized as revenue during 1999. Related expenses charged to Direct cost of services in the consolidated statements of operations during 1999 were $2,591. The resulting gain of $8,029 is included in Operating income in the consolidated statements of operations for the year ended December 31, 1999.

19.     SUBSEQUENT EVENT

                On January 10, 2001 the Company announced a refined operating structure, which has resulted in the elimination of approximately 250 personnel. In connection with this refinement, the Company expects to record a non-recurring charge during the first quarter of 2001 of approximately $20,000. This charge could vary by approximately $5,000. The savings that result from this action are expected to be reinvested in the Company's operations.

20.     SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST          SECOND         THIRD         FOURTH
                                               QUARTER        QUARTER        QUARTER        QUARTER
                                              ---------      ---------      ---------      ---------
YEAR ENDED DECEMBER 31, 2000:
Revenue ................................      $ 274,582      $ 268,524      $ 276,092      $ 286,748
Direct cost of services ................        204,188        209,417        214,673        223,400
Gross profit ...........................         70,394         59,107         61,419         63,348
Net income (loss)(1) ...................         38,146         13,075         12,111         (7,849)
Basic earnings (loss) per common
  share(2) .............................      $    0.41      $    0.14      $    0.12      $   (0.08)
Diluted earnings (loss) per common
  share(2) .............................      $    0.33      $    0.12      $    0.11      $   (0.08)
Weighted average common shares
  outstanding(3) .......................         93,381         96,380         97,260         97,686
Weighted average diluted common shares
  outstanding(3)(4) ....................        114,274        113,562        110,364         97,686

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


                                            FIRST         SECOND        THIRD        FOURTH
                                           QUARTER       QUARTER       QUARTER       QUARTER
                                           --------      --------      --------      --------
YEAR ENDED DECEMBER 31, 1999:
Revenue(5) ..........................      $274,368      $282,256      $304,788      $290,141
Direct cost of services .............       210,327       218,959       231,230       215,263
Gross profit(5)(6) ..................        64,041        63,297        73,558        74,878
Net income ..........................        16,189        16,906        20,132        22,270
Basic earnings per common
  share(2) ..........................      $   0.19      $   0.19      $   0.22      $   0.24
Diluted earnings per common
  share(2) ..........................      $   0.15      $   0.15      $   0.18      $   0.20
Weighted average common shares
  outstanding(3) ....................        83,578        87,645        89,832        92,228
Weighted average diluted common
  shares outstanding(3) .............       111,081       113,850       113,093       112,712

        (1) In the first quarter of 2000 the Company paid $22,100 in cash for the benefit of Solutions Consulting employees, which was recorded as a compensation charge. First quarter net income also includes a pretax gain of $38,851 on the sale of a minority equity interest and a pretax gain of $14,952 on the sale of marketable equity securities. In the fourth quarter of 2000, the Company incurred pretax lease exit costs of $1,920 and a pretax charge of $34,179 for asset impairments.

        (2) Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

        (3)     Shares in thousands.

        (4) Weighted average diluted common shares outstanding for the fourth quarter of 2000 exclude the impact of 12,099 shares (in thousands) of common stock equivalents, as inclusion would be considered anti-dilutive given the reported loss for the period.

        (5) In the third quarter of 1999, the Company received a one-time contract termination payment from EME totaling $10,620. Expenses related to the payment were $2,591 resulting in a gain included in gross profit totaling $8,029.

        (6) In the fourth quarter of 1999, the Company revised its estimate of the expense associated with Year 2000 contract cost downward, resulting in a favorable impact on gross profit of $11,137.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of Perot Systems who are standing for reelection is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2001 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

EXECUTIVE OFFICERS

The following is a description of the business experience of Perot Systems' executive officers who are not on the Board of Directors. Perot Systems' executive officers serve at the discretion of the Board of Directors.


                                                                                 Joined
                                                                                  Perot
Executive Officer                     Business Experience                        Systems
-----------------                     -------------------                       ---------
Peter Altabef            Elected Vice President in June 1995 and Secretary      June 1993
                         in March 1996. Became General Counsel in April
                         1994. From January 1991 until May 1993, partner in
                         the Dallas law firm of Hughes & Luce, L.L.P. Age 41.

Joseph Boyd              Elected Vice President in March 1996. Manager of       January
                         the Perot Systems' North American Sales and             1990
                         Operations. Formerly General Manager of North
                         American Operations and General Manager of Perot
                         Systems' Healthcare Group. Age 41.

Donald Drobny            One of Perot Systems' founders. Elected a Vice         June 1988
                         President in April 1989. Manager of Perot Systems'
                         European Sales and Operations. Formerly leader of
                         Perot Systems' training and recruiting activities
                         and Project Office Manager for Perot Systems. Age 58.

Russell Freeman          Elected a Vice President and Chief Financial           December
                         Officer in August 2000. From November 1997 to            1989
                         August 2000 served as Controller of Perot Systems.
                         Previously, was a division Financial Manager for
                         Perot Systems. Age 37.

John King                One of Perot Systems' founders. Elected as a Vice      June 1988
                         President in April 1989. Currently serves as
                         General Manager of IT Solutions, Marketing and
                         Communications. Formerly responsible for Perot
                         Systems' Financial Services Group. Age 54.

Ken Scott                Elected Vice President in November 1998. Currently     June 1997
                         Manager of Perot Systems' Emerging Industries
                         Group. Formerly responsible for Perot Systems'
                         Energy Services Group. For seven years prior to
                         joining Perot Systems, was the President of the
                         Energy Division of EDS. Age 58.


ITEM 11.  EXECUTIVE COMPENSATION

        All information required by Item 11 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2001 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All information required by Item 12 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2001 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        All information required by Item 13 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 9, 2001 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

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

    3.2*         Second Amended and Restated Bylaws

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

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBIT
    ------       ----------------------
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

    10.32+++     1999 Employee Stock Purchase Plan

    10.33**      Form of Amended and Restated 1991 Stock Option Plan

    10.34**      Form of Amended Stock Option Agreement

    10.41***     Share Purchase Agreement dated January 14, 2000, between the
                 Company and UBS Capital B.V.

    10.42+++ Asset Purchase Agreement entered into March 1, 2000 by and among the Company, PSSC Acquisition Corporation, Solutions
                 Consulting, Inc., Mark G. Miller, and Sanford B. Ferguson.

    10.43*       Amendment No. 1 to Amended and Restated Master Operating
                 Agreement dated September 15, 2000, between UBS AG and the
                 Company.

    10.44*       Amendment No. 1 to Second Amended and Restated Agreement for
                 EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company.

    21.1*        Subsidiaries of the Registrant

    23.1*        Consent of PricewaterhouseCoopers LLP dated March 7, 2001

    23.2* Report of PricewaterhouseCoopers LLP on the financial statement schedule dated February 6, 2001

    27.0*        Financial Data Schedule

    99(a)*       Schedule II -- Valuation and Qualifying Accounts

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

+++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, to the exhibit of the same number except as otherwise indicated.

        B. There were no reports on Form 8-K filed during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEROT SYSTEMS CORPORATION

Dated: March 8, 2001

                                    By:            /s/ ROSS PEROT, JR.
                                         ---------------------------------------
                                           Ross Perot, Jr.
                                           President, Director and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                               DATE
-----------                         -------                             ----
        /s/ ROSS PEROT              Chairman                            March 8, 2001
----------------------------
        Ross Perot

       /s/ ROSS PEROT, JR.          President, Director and Chief
----------------------------        Executive Officer (Principal
        Ross Perot, Jr.             Executive Officer)                  March 8, 2001

     /s/ JAMES CHAMPY               Vice President and Director         March 8, 2001
----------------------------
       James Champy

   /s/ RUSSELL FREEMAN              Vice President and Chief
----------------------------        Financial Officer (Principal
       Russell Freeman              Financial Officer)                  March 8, 2001

    /s/ ROBERT J. KELLY             Corporate Controller and            March 8, 2001
----------------------------        Principal Accounting Officer
        Robert J. Kelly

    /s/ STEVE BLASNIK               Director                            March 8, 2001
----------------------------
        Steve Blasnik

 /s/ WILLIAM K. GAYDEN              Director                            March 8, 2001
----------------------------
        William K. Gayden

         /s/ CARL HAHN              Director                            March 8, 2001
----------------------------
         Carl Hahn

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBIT
    ------       ----------------------
    3.1**        Amended and Restated Certificate of Incorporation

    3.2*         Second Amended and Restated Bylaws

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

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBIT
    ------       ----------------------
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

    10.32+++     1999 Employee Stock Purchase Plan

    10.33**      Form of Amended and Restated 1991 Stock Option Plan

    10.34**      Form of Amended Stock Option Agreement

    10.41***     Share Purchase Agreement dated January 14, 2000, between the
                 Company and UBS Capital B.V.

    10.42+++ Asset Purchase Agreement entered into March 1, 2000 by and among the Company, PSSC Acquisition Corporation, Solutions
                 Consulting, Inc., Mark G. Miller, and Sanford B. Ferguson.

    10.43*       Amendment No. 1 to Amended and Restated Master Operating
                 Agreement dated September 15, 2000, between UBS AG and the
                 Company.

    10.44*       Amendment No. 1 to Second Amended and Restated Agreement for
                 EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company.

    21.1*        Subsidiaries of the Registrant

    23.1*        Consent of PricewaterhouseCoopers LLP dated March 7, 2001

    23.2* Report of PricewaterhouseCoopers LLP on the financial statement schedule dated February 6, 2001

    27.0*        Financial Data Schedule

    99(a)*       Schedule II -- Valuation and Qualifying Accounts

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

+++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, to the exhibit of the same number except as otherwise indicated.