Form 10-Q
period 2001-03-31
PEROT SYSTEMS CORP
filed 2001-05-04
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of April 30, 2001:
98,107,482.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001

INDEX
                                                                                             Page
PART I:   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2000.............................................................1
             Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000.................................................2
             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.................................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................7


ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................10


PART II:  OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS...................................................................11

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................11

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K....................................................11

SIGNATURES.....................................................................................12

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                               ASSETS

                                                               March 31, 2001    December 31, 2000
                                                               --------------    -----------------
    Current assets:
       Cash and cash equivalents ...........................   $      233,738    $         239,688
       Accounts receivable, net ............................          178,962              176,004
       Prepaid expenses and other ..........................           49,628               41,652
                                                               --------------    -----------------

           Total current assets ............................          462,328              457,344


    Property, equipment and purchased software, net ........           50,092               48,108
    Goodwill, net ..........................................           73,035               83,703
    Other non-current assets ...............................           95,459               83,997
                                                               --------------    -----------------
           Total assets ....................................   $      680,914    $         673,152
                                                               ==============    =================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable ....................................   $       37,962    $          35,294
       Accrued liabilities .................................           98,430               82,620
       Income taxes payable ................................            5,960                9,148
       Other current liabilities ...........................           36,555               36,792
                                                               --------------    -----------------
           Total current liabilities .......................          178,907              163,854

    Other non-current liabilities ..........................            8,116                8,243
                                                               --------------    -----------------
           Total liabilities ...............................          187,023              172,097
                                                               --------------    -----------------

    Stockholders' equity:
       Common stock ........................................              981                  981
       Additional paid-in-capital ..........................          302,812              305,320
       Other stockholders' equity ..........................          199,386              200,637
       Accumulated other comprehensive loss ................           (9,288)              (5,883)
                                                               --------------    -----------------
           Total stockholders' equity ......................          493,891              501,055
                                                               --------------    -----------------
           Total liabilities and stockholders' equity ......   $      680,914    $         673,152
                                                               ==============    =================



   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three months ended March 31,
                                                                   2001            2000
                                                               ------------    ------------
Revenue ....................................................   $    294,732    $    274,582

Costs and expenses:
     Direct cost of services ...............................        228,815         204,188
     Selling, general and administrative expenses ..........         82,881          43,386
     Compensation charge related to acquisition ............             --          22,100
                                                               ------------    ------------
Operating income (loss) ....................................        (16,964)          4,908

Interest income, net .......................................          3,099           4,922
Equity in earnings of unconsolidated affiliates ............          1,622           3,087
Other income (expense), net ................................           (449)         50,134
                                                               ------------    ------------
Income (loss) before taxes .................................        (12,692)         63,051
Income tax (benefit) expense ...............................         (5,013)         24,905
                                                               ------------    ------------
     Net income (loss) .....................................   $     (7,679)   $     38,146
                                                               ============    ============


Basic and diluted earnings (loss) per common share:
     Basic earnings (loss) per common share ................   $      (0.08)   $       0.41
     Weighted average common shares outstanding ............         97,600          93,381

     Diluted earnings (loss) per common share ..............   $      (0.08)   $       0.33
     Weighted average diluted common shares
          outstanding ......................................         97,600         114,274



   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Three months ended March 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
 Cash flows from operating activities:
     Net income (loss) .........................................................   $     (7,679)   $     38,146

     Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
        Depreciation and amortization ..........................................          8,462           6,824
        Gain on sale of marketable equity securities ...........................             --         (14,952)
        Gain on sale of unconsolidated affiliate ...............................             --         (38,851)
        Other non-cash items ...................................................           (709)         (8,364)
        Change in assets and liabilities:
           Accounts receivable .................................................         (5,946)          1,184
           Accounts payable and accrued liabilities ............................         22,732          12,483
           Accrued compensation ................................................           (266)        (47,659)
           Income taxes ........................................................            (79)         40,415
           Other current and non-current assets ................................        (12,692)        (12,128)
           Other current and non-current liabilities ...........................          1,760          (6,450)
                                                                                   ------------    ------------
               Net cash provided by (used in) operating activities .............          5,583         (29,352)
                                                                                   ------------    ------------

Cash flows from investing activities:
     Purchases of property, equipment and purchased software ...................         (6,880)        (25,428)
     Acquisition of businesses, net of cash acquired of
        $0 and $8,881, respectively ............................................           (700)        (41,119)
     Proceeds from sale of unconsolidated affiliate ............................             --          55,486
     Proceeds from sale of marketable equity securities ........................             --          23,992
     Other .....................................................................           (145)           (253)
                                                                                   ------------    ------------
               Net cash (used in) provided by investing activities .............         (7,725)         12,678
                                                                                   ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock ....................................             12           3,462
     Proceeds from issuance of treasury stock ..................................          2,308              --
     Purchases of treasury stock ...............................................         (2,363)             --
     Other .....................................................................           (225)            138
                                                                                   ------------    ------------
               Net cash (used in) provided by financing activities .............           (268)          3,600
                                                                                   ------------    ------------

Effect of exchange rate changes on cash and cash equivalents ...................         (3,540)         (1,807)
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................................         (5,950)        (14,881)

Cash and cash equivalents at beginning of period ...............................        239,688         294,645
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $    233,738    $    279,764
                                                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2001. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 2000 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.



NOTE 2. REALIGNED OPERATING STRUCTURE

In the first quarter of 2001, the Company implemented a new operating structure in order to strengthen the Company's market position and reduce its costs. In connection with this realigned structure, the Company consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments, resulting in a charge totaling $33,713. This charge is classified as Selling, general and administrative expenses in the condensed consolidated statements of operations and is composed of the following: $23,812 related to employee work force reductions of approximately 550 positions in all business functions and in all geographic areas of the Company, of which substantially all have been terminated as of March 31, 2001; $5,896 related to the consolidation and closure of facilities; and $4,005 related to adjustments to reduce the basis of certain leasehold improvements, software and office equipment, and other assets to their net realizable value.

The amounts accrued and the related payments and adjustments against the charge were as follows:

                                                       Employee       Facility        Asset
                                                       Related        Related         Basis
                                                        Costs          Costs       Adjustments       Total
                                                     -----------    -----------    -----------    -----------
Total charges ....................................   $    23,812    $     5,896    $     4,005    $    33,713
Less:  cash payments and asset write-downs .......        (8,023)          (841)        (4,005)       (12,869)
                                                     -----------    -----------    -----------    -----------

Remaining balance at March 31, 2001 ..............   $    15,789    $     5,055    $        --    $    20,844
                                                     ===========    ===========    ===========    ===========

The remaining balance of $20,844 is included in Accrued liabilities on the condensed consolidated balance sheets and is expected to be substantially settled by September 30, 2001.

As a part of the realigned operating structure, the Company exited a separately identifiable operation. For the quarter ended March 31, 2001, revenue and net operating losses for this operation were $39 and ($3,138), respectively. For the quarter ended March 31, 2000, revenue and net operating losses for this operation were $1,279 and ($4,596), respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3. ACQUISITIONS

On December 15, 2000, the Company acquired 100% of the equity interests of the outstanding shares of Health Systems Design Corporation ("HSD") for $9,274 in cash (net of $4,271 in cash acquired). The transaction was accounted for as a purchase and at December 31, 2000, the excess of the purchase price paid over the net assets acquired (in the amount of $10,762) was recorded in Goodwill, net, on the consolidated balance sheets, pending completion of the tangible and intangible asset appraisals. The appraisals were completed during the quarter ended March 31, 2001, resulting in the reclass of $8,137 from Goodwill, net, to purchased software and other identifiable intangible assets.


NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss), net of tax, was as follows:

                                                                Three Months
                                                               Ended March 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Net income (loss) .......................................   $ (7,679)   $ 38,146
Foreign currency translation adjustments ................     (3,388)     (1,431)
Unrealized gain (loss) on marketable equity securities,
     net of tax of ($11) and $1,624, respectively .......        (17)      2,540
                                                            --------    --------
Total comprehensive income (loss) .......................   $(11,084)   $ 39,255
                                                            ========    ========


NOTE 5. STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                           March 31, 2001    December 31, 2000
                                           --------------    -----------------
Retained earnings ......................   $      202,813    $         210,492
Deferred compensation ..................           (2,190)              (2,272)
Treasury stock .........................           (1,164)              (7,388)
Other ..................................              (73)                (195)
                                           --------------    -----------------
Total other stockholders' equity .......   $      199,386    $         200,637
                                           ==============    =================

Additional paid-in-capital decreased by $2,508 during the three months ended March 31, 2001, resulting primarily from a decrease of $5,239 from the re-issuance of Class A Common treasury shares for the exercise of options. Additionally, there was an offsetting increase of $2,685 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock.

At March 31, 2001, there were 95,998,623 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. At December 31, 2000, there were 95,567,228 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is due to the exercise of options to purchase 917,792 shares and the issuance of 111,374 shares to participants in the Employee Stock Purchase Plan, less 597,771 shares purchased by the Company.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6. EARNINGS (LOSS) PER SHARE (SHARES IN THOUSANDS)

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

                                                               Three months ended March 31,
                                                                   2001            2000
                                                               ------------    ------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) ..........................................   $     (7,679)   $     38,146
                                                               ============    ============

Weighted average common shares outstanding .................         97,600          93,381
                                                               ============    ============

Basic earnings (loss) per common share .....................   $      (0.08)   $       0.41
                                                               ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) ..........................................   $     (7,679)   $     38,146
                                                               ============    ============

Weighted average common shares outstanding .................         97,600          93,381
Incremental shares assuming dilution .......................             --          20,893
                                                               ------------    ------------
Weighted average diluted common shares outstanding .........         97,600         114,274
                                                               ============    ============

Diluted earnings (loss) per common share ...................   $      (0.08)   $       0.33
                                                               ============    ============

At March 31, 2001 and 2000, options to purchase 50,984 and 14,027 shares respectively, of the Company's common stock, were excluded from the calculation of diluted earnings (loss) per common share because the impact was antidilutive.


NOTE 7. CONTINGENCIES

Litigation

On October 19, 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint, which was subsequently amended, in New York state court against the Company and Ross Perot in connection with a September 1, 1990 contract under which the Company provides data processing and software development for some of Robert Plan's operations. The complaint, as amended, alleges breach of the 1990 contract, misappropriation of Robert Plan's proprietary information and business methods in connection with an imaging system, breach of warranty, and similar claims relating to the contract. Although the complaint seeks substantial monetary awards and injunctive relief, the 1990 contract substantially limits each party's liability except in limited circumstances, including for "wanton or willful misconduct." Accordingly, Robert Plan has alleged that the Company has acted in a "wanton" and "willful" fashion, even though Robert Plan has used and continues to use the services of the Company under the 1990 contract. After various motions to dismiss and appeals, six of the twelve claims against the Company have been dismissed, including a claim against Mr. Perot personally and a claim for punitive damages. The Company intends to continue vigorously defending the lawsuit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2001 and 2000

         Total revenue increased in the three months ended March 31, 2001 by 7.3% to $294.7 million from $274.6 million for the same period in 2000. This increase was primarily attributable to $26.3 million in revenue from contracts signed during the past twelve months. Revenue from UBS AG ("UBS") increased $10.2 million to $79.3 million in 2001 from $69.1 million in 2000. The acquisitions of Health Systems Design Corporation ("HSD") during the fourth quarter of 2000 and certain assets of Covation, LLC ("Covation") during the first quarter of 2001 contributed $4.0 million of the increase in revenue. These increases were partially offset by a $12.6 million decrease in revenue from project and consulting offerings and a $2.2 million overall net decrease in other existing accounts. Revenue in the first quarter of 2000 included a $5.6 million net payment received from the restructuring of a certain customer contract.

         Domestic revenue grew by 3.7% in the first quarter of 2001 to $205.7 million from $198.4 million in the first quarter of 2000, and decreased as a percentage of total revenue to 69.8% from 72.2% over the same period.

         Non-domestic revenue, consisting of European and Asian operations, increased in the first quarter of 2001 by 16.8% to $89.0 million from $76.2 million in the first quarter of 2000, and increased as a percentage of total revenue to 30.2% from 27.8%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom, revenue increased 6.1% to $43.7 million in the first quarter of 2001 from $41.2 million in the first quarter of 2000. In Switzerland, revenue decreased 5.1% to $11.2 million in the first quarter of 2001 from $11.8 million in the first quarter of 2000. Asian operations generated revenue of $5.9 million, or 2.0% of total revenue for the first quarter of 2001 and $5.0 million, or 1.8% of total revenue for the first quarter of 2000.

         Direct cost of services increased in the first quarter of 2001 by 12.0% to $228.8 million from $204.2 million in the same period of 2000. Gross margin decreased to 22.4% of total revenue in the first quarter of 2001 as compared to 25.6% of total revenue in the first quarter of 2000. This decline was due to a decrease in profitability of existing accounts and an increase in certain personnel-related expenses. Also, the first quarter of 2000 included a $5.6 million net payment received from the restructuring of a certain customer contract.

         Selling, general and administrative expenses ("SG&A") increased in the first quarter of 2001 by 91.0% to $82.9 million from $43.4 million in the same period of 2000, and increased as a percentage of total revenue to 28.1% from 15.8%. This increase resulted primarily from the $33.7 million charge the Company recorded as a result of its streamlining of operations, as described below. Excluding this non-recurring charge, the remaining increase is due primarily to increases in certain personnel-related expenses and an increase in SG&A resulting from the acquisitions of HSD and Covation. During the three months ended March 31, 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of Solutions Consulting, Inc. ("SCI").

         In the first quarter of 2001, the Company implemented a new operating structure in order to strengthen the Company's market position and reduce its costs. In connection with this realigned structure, the Company consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments. As a result of these actions, the Company recorded a charge of $33.7 million.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The $33.7 million charge is composed of the following: $23.8 million related to employee work force reductions of approximately 550 positions in all business functions and in all geographic areas of the Company, of which substantially all have been terminated as of March 31, 2001; $5.9 million for the consolidation and closure of facilities; and $4.0 million related to adjustments to reduce the basis of certain leasehold improvements, software and office equipment, and other assets to their net realizable value. The $33.7 million charge will result in cash expenditures of approximately $28.2 million which excludes $4.0 million in asset basis adjustments and $1.5 million included in the consolidation and closure of facilities charge, which represents costs associated with the write-off of certain deferred facility construction costs. Of the approximate $28.2 million cash expenditures, $8.9 million has been paid as of March 31, 2001, with substantially all of the remaining balance of $19.3 million expected to be paid by September 30, 2001.

         As a result of the new operating structure, the Company expects to realize savings for the remainder of 2001 of approximately $55.3 million, representing $43.9 million in reductions to Direct cost of services and $11.4 million in reductions to SG&A. The Company expects to reinvest these savings back into the business to expand its people programs, including incentives, to increase its sales and marketing efforts, and to help the Company achieve its profit margin expansion objectives.

         Equity in earnings of unconsolidated affiliates was $1.6 million in the three months ended March 31, 2001 compared to $3.1 million in the same period of 2000. Equity in earnings from HCL Perot Systems N.V., a software joint venture based in India, increased to $2.4 million in the first quarter of 2001 from $1.7 million in the same period of 2000. This increase was offset by a $0.8 million charge in the first quarter of 2001 to adjust the carrying amount of the Company's investment in a start-up joint venture. In addition, equity in earnings from Systor AG ("Systor"), a subsidiary of UBS, was zero compared to $1.4 million in the first quarter of 2000 due to the sale of this equity interest which also occurred in the first quarter of 2000.

         Other income (expense), net, decreased in the three months ended March 31, 2001 to an expense of $0.4 million from income of $50.1 million in the three months ended March 31, 2000 primarily due to non-recurring activities. Non-recurring items during the first quarter of 2001 included an expense of $0.6 million from the impairment of an investment in marketable equity securities. Non-recurring items during the first quarter of 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor and a net gain of $15.0 million from the partial sale of an investment in marketable equity securities. These gains in the first quarter of 2000 were partially offset by a $3.5 million expense, which eliminated the pre-acquisition earnings of SCI.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001, cash and cash equivalents decreased 2.5% to $233.7 million from $239.7 million at December 31, 2000.

         Net cash provided by operating activities was $5.6 million for the three months ended March 31, 2001, compared to net cash used in operating activities of $29.4 million for the three months ended March 31, 2000. This change was due primarily to an increase in accounts payable and accrued liabilities, and decreases in accrued compensation and income taxes. Accounts payable and accrued

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


liabilities increased due to the liabilities related to the refined operating structure. Accrued compensation decreased as payments in 2001 for bonuses accrued in 2000 were less than payments in 2000 for bonuses accrued in 1999. Income taxes decreased primarily as a result of the taxes payable related to the first quarter 2000 gains from the sale of marketable equity securities and an equity investment, as discussed below.

         Net cash used in investing activities was $7.7 million for the three months ended March 31, 2001 compared to net cash provided by investing activities of $12.7 million for the same period in 2000. The significant decrease in cash provided by investing activities was due to the first quarter 2000 receipt of $24.0 million in proceeds from the sale of 500,000 shares of TenFold common stock and $55.5 million in proceeds from the sale of Systor. These proceeds were partially offset by $41.1 million of net cash paid in the first quarter of 2000 for the acquisition of SCI and a decrease in purchases of property, equipment and purchased software of $18.5 million over the prior year period. Prior year purchases included $20.0 million for the purchase of a software license which in a subsequent quarter of 2000 was returned and all monies paid by the Company were refunded.

         For the three months ended March 31, 2001, net cash used in financing activities was $0.3 million compared to net cash provided by financing activities of $3.6 million for the three months ended March 31, 2000. In the first quarter of 2001, the Company paid $2.4 million to purchase shares of its Class A Common Stock, which was mostly offset by $2.3 million in proceeds from the issuance of treasury stock.

         The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2001, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $3.5 million, as British pounds and the Euro weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001


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


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K

             None.

         (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the three months ended March 31, 2001.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIRIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEROT SYSTEMS CORPORATION
                                        (Registrant)



Date: May 4, 2001                      By /s/ ROBERT J. KELLY
                                       ----------------------
                                       Robert J. Kelly
                                       Corporate Controller and Principal
                                       Accounting Officer