Form 10-Q
period 2001-06-30
PEROT SYSTEMS CORP
filed 2001-08-06
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of registrant's common stock outstanding as of July 30, 2001:
99,712,138.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001

INDEX

                                                                                             Page

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000.............................................................1
        Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000.......................................2
        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000..................................................3
        Notes to Condensed Consolidated Financial Statements....................................4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................8

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................11

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS......................................................................12

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................12

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.......................................................12

SIGNATURES.....................................................................................13

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        ASSETS

                                                                                        June 30, 2001  December 31, 2000
                                                                                        -------------  -----------------

Current assets:
   Cash and cash equivalents ......................................................       $ 236,269        $ 239,688
   Accounts receivable, net .......................................................         165,517          176,004
   Prepaid expenses and other .....................................................          48,909           41,652
                                                                                          ---------        ---------
       Total current assets .......................................................         450,695          457,344


Property, equipment and purchased software, net ...................................          50,460           48,108
Goodwill, net .....................................................................          70,534           83,703
Other non-current assets ..........................................................          97,710           83,997
                                                                                          ---------        ---------
       Total assets ...............................................................       $ 669,399        $ 673,152
                                                                                          =========        =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................................       $  23,825        $  35,294
   Accrued liabilities ............................................................          77,806           82,620
   Other current liabilities ......................................................          41,960           45,940
                                                                                          ---------        ---------
       Total current liabilities ..................................................         143,591          163,854

Other non-current liabilities .....................................................           8,728            8,243
                                                                                          ---------        ---------
       Total liabilities ..........................................................         152,319          172,097
                                                                                          ---------        ---------

Stockholders' equity:
   Common stock ...................................................................             994              981
   Additional paid-in-capital .....................................................         309,233          305,320
   Other stockholders' equity .....................................................         216,678          200,637
   Accumulated other comprehensive loss ...........................................          (9,825)          (5,883)
                                                                                          ---------        ---------
       Total stockholders' equity .................................................         517,080          501,055
                                                                                          ---------        ---------
       Total liabilities and stockholders' equity .................................       $ 669,399        $ 673,152
                                                                                          =========        =========

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three months ended June 30,      Six months ended June 30,
                                                               2001              2000           2001              2000
                                                             ---------        ---------       ---------        ---------

Revenue ..............................................       $ 291,287        $ 268,524       $ 586,019        $ 543,106

Costs and expenses:
     Direct cost of services .........................         222,505          209,417         451,320          413,605
     Selling, general and administrative expenses ....          46,127           44,927         129,008           88,313
     Compensation charge related to acquisition ......              --               --              --           22,100
                                                             ---------        ---------       ---------        ---------
Operating income .....................................          22,655           14,180           5,691           19,088

Interest income, net .................................           2,626            3,738           5,725            8,660
Equity in earnings of unconsolidated affiliates ......           2,604            1,228           4,226            4,315
Other income (expense), net ..........................            (611)           2,466          (1,060)          52,600
                                                             ---------        ---------       ---------        ---------
Income before taxes ..................................          27,274           21,612          14,582           84,663
Provision for income taxes ...........................          10,773            8,537           5,760           33,442
                                                             ---------        ---------       ---------        ---------
     Net income ......................................       $  16,501        $  13,075       $   8,822        $  51,221
                                                             =========        =========       =========        =========

Basic and diluted earnings per common share:
     Basic earnings per common share .................       $    0.17        $    0.14       $    0.09        $    0.54
     Weighted average common shares outstanding ......          98,513           96,380          98,058           94,891

     Diluted earnings per common share ...............       $    0.15        $    0.12       $    0.08        $    0.45
     Weighted average diluted common shares
     outstanding .....................................         111,678          113,562         110,905          114,174

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Six months ended June 30,
                                                                              2001              2000
                                                                            ---------        ---------

Cash flows from operating activities:
    Net income ......................................................       $   8,822        $  51,221

    Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
       Depreciation and amortization ................................          17,136           12,949
       Gain on sale of marketable equity securities .................              --          (17,503)
       Gain on sale of unconsolidated affiliate .....................              --          (38,851)
       Other non-cash items .........................................           5,093           (7,017)
       Changes in assets and liabilities:
          Accounts receivable, net ..................................           6,851          (11,307)
          Prepaid expenses ..........................................         (12,541)         (13,880)
          Accounts payable and accrued liabilities ..................         (10,627)         (14,739)
          Accrued compensation ......................................           2,802          (42,163)
          Income taxes ..............................................          10,262           31,220
          Other current and non-current assets ......................          (7,767)         (26,996)
          Other current and non-current liabilities .................          (4,391)            (198)
                                                                            ---------        ---------
              Net cash provided by (used in) operating activities ...          15,640          (77,264)
                                                                            ---------        ---------

Cash flows from investing activities:
     Purchases of property, equipment and software ..................         (11,530)         (11,854)
     Acquisition of businesses, net of cash acquired of
        $0 and $8,881, respectively .................................          (1,000)         (41,119)
     Proceeds from sale of unconsolidated affiliate .................              --           55,486
     Proceeds from sale of marketable equity securities .............              --           26,543
     Other ..........................................................            (847)          (2,327)
                                                                            ---------        ---------
               Net cash (used in) provided by investing activities ..         (13,377)          26,729
                                                                            ---------        ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock .........................           2,834            4,433
     Proceeds from issuance of treasury stock .......................           2,660              490
     Purchases of treasury stock ....................................          (3,714)              --
     Other ..........................................................             179             (254)
                                                                            ---------        ---------
               Net cash provided by financing activities ............           1,959            4,669
                                                                            ---------        ---------
Effect of exchange rate changes on cash and cash equivalents ........          (7,641)          (2,937)
                                                                            ---------        ---------

Net decrease in cash and cash equivalents ...........................          (3,419)         (48,803)

Cash and cash equivalents at beginning of period ....................         239,688          294,645
                                                                            ---------        ---------
Cash and cash equivalents at end of period ..........................       $ 236,269        $ 245,842
                                                                            =========        =========

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2001. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 2000 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Accounting Standards Issued

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

NOTE 2. REALIGNED OPERATING STRUCTURE

In the first quarter of 2001, the Company implemented a new operating structure in order to strengthen the Company's market position and reduce its costs. In connection with this realigned structure, the Company consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments, resulting in a charge totaling $33,713. This charge is classified as Selling, general and administrative expenses in the condensed consolidated statements of operations and is composed of the following: $23,812 related to employee work force reductions of approximately 550 positions in all business functions and in all geographic areas of the Company, of which substantially all were terminated as of March 31, 2001; $5,896 related to the consolidation and closure of facilities; and $4,005 related to adjustments to reduce the basis of certain leasehold improvements, software and office equipment, and other assets to their net realizable value.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The amounts accrued and the related payments and adjustments against the charge were as follows:

                                                    Employee        Facility        Asset
                                                    Related         Related         Basis
                                                     Costs           Costs        Adjustments        Total
                                                    ---------       ---------     -----------       --------

Total charges ...............................       $ 23,812        $  5,896        $  4,005        $ 33,713
Less:  cash payments and asset write-downs ..        (17,227)         (2,951)         (4,005)        (24,183)
                                                    --------        --------        --------        --------
Remaining balance at June 30, 2001 ..........       $  6,585        $  2,945        $     --        $  9,530
                                                    ========        ========        ========        ========

The remaining balance of $9,530 is included in Accrued liabilities on the condensed consolidated balance sheets and is expected to be substantially settled by September 30, 2001.

As a part of the realigned operating structure, the Company exited a separately identifiable operation. For the six months ended June 30, 2001, revenue and net operating losses for this operation were $0 and ($3,916), respectively. For the six months ended June 30, 2000, revenue and net operating losses for this operation were $1,394 and ($12,339), respectively.

NOTE 3. ACQUISITION

On December 15, 2000, the Company acquired 100% of the equity interests of the outstanding shares of Health Systems Design Corporation for $9,274 in cash (net of $4,271 in cash acquired). The transaction was accounted for as a purchase and at December 31, 2000, the excess of the purchase price paid over the net assets acquired (in the amount of $10,762) was recorded in Goodwill, net, on the consolidated balance sheets, pending completion of the tangible and intangible asset appraisals. The appraisal resulted in the reclass of $10,197 from Goodwill, net, to purchased software and other identifiable tangible and intangible assets.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss), net of tax, was as follows:

                                                              Three months                    Six months
                                                             Ended June 30,                  Ended June 30,
                                                        ------------------------        ------------------------
                                                          2001            2000            2001            2000
                                                        --------        --------        --------        --------

Net income ......................................       $ 16,501        $ 13,075        $  8,822        $ 51,221
Foreign currency translation adjustments ........           (575)         (1,961)         (3,963)         (3,392)
Unrealized gain (loss) on marketable equity
     securities, net of tax of $24, $(10,518),
     $14, and $(8,894), respectively ............             38         (16,450)             21         (13,910)
                                                        --------        --------        --------        --------
Total comprehensive income (loss) ...............       $ 15,964        $ (5,336)       $  4,880        $ 33,919
                                                        ========        ========        ========        ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5. STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                        June 30, 2001  December 31, 2000
                                        -------------  -----------------

Retained earnings .................       $ 219,314        $ 210,492
Deferred compensation .............          (2,046)          (2,272)
Treasury stock ....................              --           (7,388)
Other .............................            (590)            (195)
                                          ---------        ---------
Total other stockholders' equity ..       $ 216,678        $ 200,637
                                          =========        =========

Additional paid-in-capital increased by $3,913 during the six months ended June 30, 2001, resulting primarily from an increase of $6,722 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock. In addition, there was an offsetting decrease of $2,772 from the re-issuance of Class A Common treasury shares for the exercise of options and issuance of shares in the Employee Stock Purchase Plan.

At June 30, 2001, there were 97,523,818 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. At December 31, 2000, there were 95,567,228 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is primarily due to the exercise of stock options.

NOTE 6. EARNINGS PER SHARE (SHARES IN THOUSANDS)

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

                                                             Three months ended June 30,
                                                                2001           2000
                                                              --------       --------

BASIC EARNINGS PER COMMON SHARE
Net income ............................................       $ 16,501       $ 13,075
                                                              ========       ========
Weighted average common shares outstanding ............         98,513         96,380
                                                              ========       ========
Basic earnings per common share .......................       $   0.17       $   0.14
                                                              ========       ========

DILUTED EARNINGS PER COMMON SHARE
Net income ............................................       $ 16,501       $ 13,075
                                                              ========       ========
Weighted average common shares outstanding ............         98,513         96,380
Incremental shares assuming dilution ..................         13,165         17,182
                                                              --------       --------
Weighted average diluted common shares outstanding ....        111,678        113,562
                                                              ========       ========
Diluted earnings per common share .....................       $   0.15       $   0.12
                                                              ========       ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                        For the six months ended June 30,
                                                              2001           2000
                                                            --------       --------

BASIC EARNINGS PER COMMON SHARE
Net income ..........................................       $  8,822       $ 51,221
                                                            ========       ========
Weighted average common shares outstanding ..........         98,058         94,891
                                                            ========       ========
Basic earnings per common share .....................       $   0.09       $   0.54
                                                            ========       ========

DILUTED EARNINGS PER COMMON SHARE
Net income ..........................................       $  8,822       $ 51,221
                                                            ========       ========
Weighted average common shares outstanding ..........         98,058         94,891
Incremental shares assuming dilution ................         12,847         19,283
                                                            --------       --------
Weighted average diluted common shares outstanding ..        110,905        114,174
                                                            ========       ========
Diluted earnings per common share ...................       $   0.08       $   0.45
                                                            ========       ========

For the three and six months ended June 30, 2001, options to purchase 17,059 and 17,383 shares, respectively, of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive. For the three and six months ended June 30, 2000, options to purchase 17,933 and 13,046 shares, respectively, of the Company's common stock were excluded.

NOTE 7. CONTINGENCIES

Litigation

In 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint in New York state court based on events early in the course of a service agreement entered into in 1990, and the Company filed counterclaims. Effective June 30, 2001, the Company and Robert Plan entered into a new 12-year agreement to outsource Robert Plan's information technology infrastructure and applications development. The complaint and counterclaims between the parties have been dismissed by mutual agreement.

NOTE 8. SUBSEQUENT EVENTS

Acquisition

On July 26, 2001, the Company acquired substantially all of the assets of Advanced Receivables Strategy, Inc. ("ARS"). The purchase price consists of an initial cash payment of $52,400 and possible additional payments of up to $50,000 over the next three years. The possible future payments are contingent on ARS achieving certain financial targets over the same period. The transaction was accounted for as a purchase; accordingly, the results of operations of ARS and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated financial statements as of the acquisition date.

Downsizing and Facilities Consolidation

During the third quarter of 2001, the Company announced additional downsizing of various project, consulting and technology practice groups and the acceleration of the consolidation of certain facilities. These actions are expected to result in a third quarter charge of approximately $30,000.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2001 and 2000

     Total revenue increased in the three months ended June 30, 2001 by 8.5% to $291.3 million from $268.5 million for the same period in 2000. This increase was primarily attributable to $20.4 million in revenue from contracts signed during the past twelve months. Revenue from UBS AG ("UBS") increased $14.8 million to $77.6 million in 2001 from $62.8 million in 2000 due to increased spending on infrastructure services. The acquisitions of Health Systems Design Corporation during the fourth quarter of 2000 and certain assets of Covation, LLC during the first quarter of 2001 contributed $8.0 million of the increase in revenue. These increases were partially offset by a $16.4 million decrease in revenue from project and consulting offerings, which is due to a weakening market for such services, and an overall net decrease in other existing accounts. The Company anticipates that year over year revenue comparisons from project and consulting offerings will continue to be unfavorable for the remainder of 2001.

     Domestic revenue grew by 4.0% in the second quarter of 2001 to $209.1 million from $201.1 million in the second quarter of 2000, and decreased as a percentage of total revenue to 71.8% from 74.9% over the same period.

     Non-domestic revenue, consisting of European and Asian operations, increased in the second quarter of 2001 by 22.0% to $82.2 million from $67.4 million in the second quarter of 2000, and increased as a percentage of total revenue to 28.2% from 25.1%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom, revenue increased 35.6% to $40.4 million in the second quarter of 2001 from $29.8 million in the second quarter of 2000 due primarily to an increase in revenue from UBS. In Switzerland, revenue increased 1.8% to $11.2 million in the second quarter of 2001 from $11.0 million in the second quarter of 2000. Asian operations generated revenue of $6.8 million, or 2.3% of total revenue for the second quarter of 2001 and $5.0 million, or 1.9% of total revenue for the second quarter of 2000.

     Direct cost of services increased in the second quarter of 2001 by 6.3% to $222.5 million from $209.4 million in the same period of 2000. Gross margin increased to 23.6% of total revenue in the second quarter of 2001 as compared to 22.0% of total revenue in the second quarter of 2000. This increase was due primarily to the elimination of certain costs in connection with the Company's realigned operating structure, which was implemented in the first quarter of 2001. This increase was partially offset by a decline in revenue from project and discretionary services, which typically have higher profit margins.

     Selling, general and administrative expenses ("SG&A") increased in the second quarter of 2001 by 2.7% to $46.1 million from $44.9 million in the same period of 2000, and decreased as a percentage of total revenue to 15.8% from 16.7%. This decrease in percentage of revenue resulted primarily from the Company's increase in revenue for the second quarter of 2001 over the comparable prior year period.

     Equity in earnings of unconsolidated affiliates was $2.6 million in the three months ended June 30, 2001 compared to $1.2 million in the same period of 2000. Equity in earnings from HCL Perot Systems N.V. ("HPS"), a software joint venture based in India, increased to $2.6 million in the second quarter of 2001 from $2.0 million in the same period of 2000. The Company expects that HPS's earnings growth may be impacted in the remainder of 2001 as a result of the weakening market for software services.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2001 and 2000

     Total revenue increased in the six months ended June 30, 2001 by 7.9% to $586.0 million from $543.1 million in the six months ended June 30, 2000. This increase was primarily attributable to $43.1 million in revenue from contracts signed during the past twelve months. The Company also had a $24.9 million increase from the UBS contract, due to increased spending on infrastructure services, and a $12.0 million increase from two acquisitions that occurred in the last 12 months. These increases were partially offset by a $28.4 million decrease in revenue from project and consulting offerings and an overall net decrease in other existing accounts. As discussed above, the decrease in revenue from project and consulting offerings is due to a weakening market for project and discretionary services.

     Domestic revenue grew by 3.8% in the six months ended June 30, 2001 to $414.8 million from $399.5 million in the six months ended June 30, 2000, and decreased as a percentage of total revenue to 70.8% from 73.6% over the same period of the prior year.

     Non-domestic revenue, consisting of European and Asian operations, grew by 19.2% in the six months ended June 30, 2001 to $171.2 million from $143.6 million in the same period of 2000, and increased as a percentage of total revenue to 29.2% from 26.4%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue increased 18.5% to $84.1 million in the six-month period of 2001 from $71.0 million in the same period of 2000 due primarily to an increase in revenue from UBS. In Switzerland, revenue decreased 1.8% to $22.4 million in the six-month period of 2001 from $22.8 million in the six-month period of 2000. Asian operations generated revenue of $12.7 million, or 2.2% of total revenue for the six months ended June 30, 2001 and $10.0 million, or 1.8% of total revenue for the same period of 2000.

     Direct cost of services increased in the first six months of 2001 by 9.1% to $451.3 million from $413.6 million over the same period of 2000. Gross margin decreased to 23.0% of total revenue in the first six months of 2001 as compared to 23.8% of total revenue in the first six months of 2000. This decrease was due primarily to a $5.6 million net payment received from the restructuring of a certain customer contract in the first quarter of 2000. Gross margin also decreased due to an increase in certain personnel-related expenses and a decline in revenue from project and discretionary services, which typically have higher profit margins. These decreases were partially offset by the Company's realigned operating structure, which was implemented in the first quarter of 2001.

     SG&A increased in the first six months ended June 30, 2001 by 46.1% to $129.0 million from $88.3 million in the same period of 2000, and increased as a percentage of total revenue to 22.0% from 16.3%. The increase is due primarily to the $33.7 million charge the Company recorded as a result of its realigned operating structure, as described below.

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

     The $33.7 million charge is composed of the following: $23.8 million related to employee work force reductions of approximately 550 positions in all business functions and in all geographic areas of the Company, of which substantially all were terminated as of March 31, 2001; $5.9 million for the consolidation and closure of facilities; and $4.0 million related to adjustments to reduce the basis of certain leasehold improvements, software and office equipment, and other assets to their net realizable value. The $33.7 million charge will result in cash expenditures of approximately $28.2 million which excludes $4.0 million in asset basis adjustments and $1.5 million included in the consolidation and

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

closure of facilities charge, which represents costs associated with the write-off of certain deferred facility construction costs. Of the approximate $28.2 million cash expenditures, $19.2 million has been paid as of June 30, 2001, with the majority of the remaining balance of $9.0 million expected to be paid by September 30, 2001.

     During the first quarter of 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of Solutions Consulting, Inc. ("SCI").

     Other income (expense), net, decreased in the six months ended June 30, 2001 to $1.0 million of expense from $52.6 million of income in the six months ended June 30, 2000 primarily due to non-recurring activities. Non-recurring items during the first six months of 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor AG ("Systor"), a subsidiary of UBS, and a net gain of $15.0 million due to the sale of 500,000 shares of TenFold Corporation ("TenFold") common stock, which were held as an investment. These gains were partially offset by a $3.5 million expense that eliminated the pre-acquisition earnings of SCI for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2001, cash and cash equivalents decreased 1.4% to $236.3 million from $239.7 million at December 31, 2000.

     Net cash provided by operating activities was $15.6 million for the six months ended June 30, 2001, compared to net cash used in operating activities of $77.3 million for the six months ended June 30, 2000. This change was due primarily to an increase in accrued compensation and decreases in accounts receivable and income taxes. Accrued compensation increased as payments in 2001 for bonuses accrued in 2000 were less than payments in 2000 for bonuses accrued in 1999, while bonuses accrued as of June 30, 2001 exceeded the amount accrued as of June 30, 2000. Accounts receivable decreased as days sales outstanding improved during the first six months of 2001 as compared to the prior year period. Income taxes decreased primarily as a result of the taxes payable related to the first quarter 2000 gains from the sale of marketable equity securities and an equity investment, as discussed below.

     Net cash used in investing activities was $13.4 million for the six months ended June 30, 2001 compared to net cash provided by investing activities of $26.7 million for the same period in 2000. The significant decrease in cash provided by investing activities was due to the first quarter 2000 receipt of $26.5 million in proceeds from the sale of marketable equity securities, including the sale of 500,000 shares of TenFold common stock, and $55.5 million in proceeds from the sale of Systor. These proceeds were partially offset by $41.1 million of net cash paid in the first quarter of 2000 for the acquisition of SCI.

     For the six months ended June 30, 2001, net cash provided by financing activities was $2.0 million compared to net cash provided by financing activities of $4.7 million for the six months ended June 30, 2000. This decrease is primarily due to the Company's purchase of $3.7 million of its Class A Common Stock during the six months of 2001.

     The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2001, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances, as British pounds, Swiss francs and Euros weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ACQUISITION

     On July 26, 2001, the Company acquired substantially all of the assets of Advanced Receivables Strategy, Inc. ("ARS"). The purchase price consists of an initial cash payment of $52.4 million and possible additional payments of up to $50.0 million over the next three years. The possible future payments are contingent on ARS achieving certain financial targets over the same period. The transaction was accounted for as a purchase; accordingly, the results of operations of ARS and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated financial statements as of the acquisition date.

DOWNSIZING AND FACILITIES CONSOLIDATION

     During the third quarter of 2001, the Company announced additional downsizing of various project, consulting and technology practice groups and the acceleration of the consolidation of certain facilities. These actions are expected to result in a third quarter charge of approximately $30.0 million.

ACCOUNTING STANDARDS ISSUED

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIRIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001

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

     In 1998, the Robert Plan Corporation ("Robert Plan") filed a complaint in New York state court based on events early in the course of a service agreement entered into in 1990, and the Company filed counterclaims. Effective June 30, 2001, the Company and Robert Plan entered into a new 12-year agreement to outsource Robert Plan's information technology infrastructure and applications development. The complaint and counterclaims between the parties have been dismissed by mutual agreement.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders of the Company on May 9, 2001. The purpose of the meeting was to elect six nominees to serve as directors of the Company, approve the 2001 Long-Term Incentive Plan and the reservation of shares under the plan, ratify the grant of a stock option to the Chief Executive Officer of the Company, and ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001. The number of shares voted with respect to each nominee was as follows:

Nominee                                                      For          Withheld
-------                                                  -----------     ---------
Ross Perot.............................................  84,294,559      1,098,581
Steven Blasnik ........................................  84,564,727        828,413
James Champy...........................................  83,902,391      1,490,749
William K. Gayden......................................  84,556,229        836,911
Carl Hahn .............................................  84,442,338        950,802
Ross Perot, Jr.........................................  83,771,444      1,621,696

     All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors of the Company. Subsequently, the Company expanded its Board of Directors to eight members and appointed John S.T. Gallagher and Thomas Meurer to fill the vacancies. The 2001 Long-Term Incentive Plan and reservation of shares under the plan have been approved. The vote was 54,411,902 for and 6,563,252 against with the holders of 786,861 abstaining. The proposal to ratify the grant of a stock option to the Chief Executive Officer of the Company has been approved. The vote was 52,328,714 for and 8,494,149 against with the holders of 939,147 abstaining. The appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001 was ratified by the shareholders. The vote was 84,721,425 for and 538,417 against with the holders of 133,298 abstaining.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

               None.

     (b) Reports on Form 8-K

               No reports were filed on Form 8-K during the three months ended June 30, 2001.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIRIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PEROT SYSTEMS CORPORATION
                                       (Registrant)

Date: August 6, 2001                   By /s/ ROBERT J. KELLY
                                          -------------------------------
                                       Robert J. Kelly
                                       Corporate Controller and Principal
                                       Accounting Officer