Form 10-Q
period 2001-09-30
PEROT SYSTEMS CORP
filed 2001-11-05
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of registrant's common stock outstanding as of October 26, 2001: 100,752,017.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001

INDEX
                                                                                             Page

PART I:   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000.............................................................1
             Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000.................................2
             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.............................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................9

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................14

PART II:  OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS...................................................................15

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................15

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K....................................................15

SIGNATURES.....................................................................................16

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                          ASSETS

                                                              September 30, 2001  December 31, 2000
                                                              ------------------  -----------------

Current assets:
   Cash and cash equivalents ...............................     $    201,940      $    239,688
   Accounts receivable, net ................................          175,125           176,004
   Prepaid expenses and other ..............................           30,042            24,877
   Deferred income taxes ...................................           25,009            16,775
                                                                 ------------      ------------


       Total current assets ................................          432,116           457,344


Property, equipment and purchased software, net ............           54,002            48,108
Goodwill, net ..............................................          106,498            83,703
Deferred income taxes ......................................           13,440            24,655
Other non-current assets ...................................           87,787            59,342
                                                                 ------------      ------------
       Total assets ........................................     $    693,843      $    673,152
                                                                 ============      ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................     $     24,122      $     35,294
   Accrued liabilities .....................................          108,190            82,620
   Deferred revenue ........................................           10,177            20,090
   Accrued compensation ....................................           22,248            16,333
   Other current liabilities ...............................           10,267             9,517
                                                                 ------------      ------------
       Total current liabilities ...........................          175,004           163,854

Other non-current liabilities ..............................            7,974             8,243
                                                                 ------------      ------------
       Total liabilities ...................................          182,978           172,097
                                                                 ------------      ------------

Stockholders' equity:
   Common stock ............................................            1,005               981
   Additional paid-in-capital ..............................          317,737           305,320
   Other stockholders' equity ..............................          198,759           200,637
   Accumulated other comprehensive loss ....................           (6,636)           (5,883)
                                                                 ------------      ------------
       Total stockholders' equity ..........................          510,865           501,055
                                                                 ------------      ------------
       Total liabilities and stockholders' equity ..........     $    693,843      $    673,152
                                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                 OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three months ended September 30,       Nine months ended September 30,
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------

Revenue ..................................................    $    306,973       $    276,092       $    892,992       $    819,198

Costs and expenses:
     Direct cost of services .............................         239,857            214,673            691,177            628,278
     Selling, general and administrative expenses ........          82,740             44,580            211,748            132,893
     Compensation charge related to acquisition ..........              --                 --                 --             22,100
                                                              ------------       ------------       ------------       ------------
Operating income (loss) ..................................         (15,624)            16,839             (9,933)            35,927

Interest income, net .....................................           1,787              4,446              7,512             13,106
Equity in earnings (loss) of unconsolidated affiliates ...           2,305               (505)             6,531              3,810
Other income (expense), net ..............................            (138)              (762)            (1,198)            51,838
                                                              ------------       ------------       ------------       ------------
Income (loss) before taxes ...............................         (11,670)            20,018              2,912            104,681
Provision for income taxes ...............................           6,392              7,907             12,152             41,349
                                                              ------------       ------------       ------------       ------------

     Net income (loss) ...................................    $    (18,062)      $     12,111       $     (9,240)      $     63,332
                                                              ============       ============       ============       ============


Basic and diluted earnings (loss) per common share:
     Basic earnings (loss) per common share ..............    $      (0.18)      $       0.12       $      (0.09)      $       0.66
     Weighted average common shares outstanding ..........          99,926             97,260             98,687             95,687

     Diluted earnings (loss) per common share ............    $      (0.18)      $       0.11       $      (0.09)      $       0.56
     Weighted average diluted common shares
     outstanding .........................................          99,926            110,364             98,687            114,032



   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Nine months ended September 30,
                                                                                       2001               2000
                                                                                   ------------       ------------

Cash flows from operating activities:
     Net income (loss) ......................................................      $     (9,240)      $     63,332

     Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
        Depreciation and amortization .......................................            26,213             20,261
        Impairment of long-lived assets .....................................            10,739                 --
        Gain on sale of marketable equity securities ........................                --            (17,503)
        Gain on sale of unconsolidated affiliate ............................                --            (38,851)
        Other non-cash items ................................................               (13)            (2,705)
        Changes in assets and liabilities:
           Accounts receivable, net .........................................            12,569            (17,659)
           Accounts payable and accrued liabilities .........................            18,260            (16,734)
           Accrued compensation .............................................             6,269            (35,697)
           Income taxes .....................................................            14,915             25,718
           Other current and non-current assets .............................           (33,127)           (17,838)
           Other current and non-current liabilities ........................           (10,132)           (10,668)
                                                                                   ------------       ------------
               Net cash provided by (used in) operating activities ..........            36,453            (48,344)
                                                                                   ------------       ------------

Cash flows from investing activities:
     Purchases of property, equipment and software ..........................           (24,594)           (21,216)
     Acquisition of businesses, net of cash acquired of
        $250 and $8,881, respectively .......................................           (53,364)           (41,119)
     Proceeds from sale of unconsolidated affiliate .........................                --             55,486
     Proceeds from sale of marketable equity securities .....................                --             26,543
     Investment in unconsolidated affiliate .................................                --            (15,000)
     Other ..................................................................              (788)            (2,502)
                                                                                   ------------       ------------
               Net cash provided by (used in) investing activities ..........           (78,746)             2,192
                                                                                   ------------       ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock .................................             6,573              5,281
     Proceeds from issuance of treasury stock ...............................             2,660                 --
     Purchases of treasury stock ............................................            (3,738)                --
     Other ..................................................................               151               (391)
                                                                                   ------------       ------------
               Net cash provided by financing activities ....................             5,646              4,890

Effect of exchange rate changes on cash and cash equivalents ................            (1,101)            (5,225)
                                                                                   ------------       ------------

Net decrease in cash and cash equivalents ...................................           (37,748)           (46,487)

Cash and cash equivalents at beginning of period ............................           239,688            294,645
                                                                                   ------------       ------------

Cash and cash equivalents at end of period ..................................      $    201,940       $    248,158
                                                                                   ============       ============


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, as filed in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2001. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. Dollar amounts presented are in thousands, except as otherwise noted.

Certain of the 2000 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Accounting Standards Issued

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  REALIGNED OPERATING STRUCTURE

In the first quarter of 2001, the Company implemented a new operating structure in order to strengthen the Company's market position and reduce its costs. In connection with this realigned structure, the Company consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments, resulting in a charge totaling $33,713. This charge is classified as Selling, general and administrative expenses ("SG&A") in the condensed consolidated statements of operations and is composed of the following: $23,812 related to employee work force reductions of approximately 550 positions in all business functions and in all geographic areas of the Company, of which substantially all were terminated as of March 31, 2001; $5,896 related to the consolidation and closure of facilities; and $4,005 related to adjustments to reduce the basis of certain leasehold improvements, software and office equipment, and other assets to their net realizable value.

During the third quarter of 2001, the Company refined its operations and recorded non-recurring charges of $51,978. Of this charge, $4,952 is classified as Direct cost of services, $36,025 is classified as SG&A, and $11,001 is included in Provision for income taxes in the condensed consolidated statements of operations. This charge is composed of the following:

         o $15,812 related to the elimination of approximately 350 administrative and non-billable positions in various business functions and in numerous geographic areas of the Company, of which substantially all were terminated as of September 30, 2001;

         o $19,964 related to the consolidation and closure of facilities, primarily caused by the acceleration of the consolidation of the Company's Dallas area operations into one facility located in Plano, Texas, and an increase in the provision for facilities closed during the first quarter of 2001;

         o $5,201 related to adjustments to reduce the basis of software and other assets used in exited service offerings to their net realizable value; and an

         o $11,001 valuation allowance against certain foreign deferred tax assets.

The amounts accrued and the related payments and adjustments against these charges were as follows:

                                                       Employee        Facility         Asset            Tax
                                                       Related         Related          Basis         Valuation
                                                        Costs           Costs        Adjustments      Allowance         Total
                                                      ----------     -----------     -----------      ----------      ----------

Charge for the quarter ended March 31 ..........     $   23,812      $    5,896      $    4,005      $       --      $   33,713
Charge for the quarter ended September 30 ......         15,812          19,964           5,201          11,001          51,978
Less:  cash payments and asset write-downs .....        (22,969)         (3,873)         (8,320)        (11,001)        (46,163)
Reclassification of categories .................           (900)            900              --              --              --
                                                     ----------      ----------      ----------      ----------      ----------

Remaining balance at September 30, 2001 ........     $   15,755      $   22,887      $      886      $       --      $   39,528
                                                     ==========      ==========      ==========      ==========      ==========

The remaining balance of $39,528 is included in Accrued liabilities on the condensed consolidated balance sheets and is expected to be substantially settled by September 30, 2003.

As a part of the realigned operating structure, the Company exited a separately identifiable operation. For the nine months ended September 30, 2001, revenue and net operating losses for this operation were $0 and ($3,997), respectively. For the nine months ended September 30, 2000, revenue and net operating losses for this operation were $2,137 and ($21,318), respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  ACQUISITION

On July 26, 2001, the Company acquired substantially all of the assets of Advanced Receivables Strategy, Inc. ("ARS"), a corporation that provides on-site accelerated recovery, consulting and outsourcing services to the healthcare industry. As a result of the acquisition, the Company expanded the business process capabilities available to its customers. The purchase price consisted of an initial cash payment of $52,150 (net of $250 in cash acquired) and may include additional payments totaling up to $50,000 in cash or stock, over the next three years. The possible future payments are contingent on ARS achieving certain financial targets over the same period. The transaction was accounted for as a purchase; accordingly, the results of operations of ARS and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated financial statements as of the acquisition date. The excess of the purchase price over the net assets acquired (in the amount of $37,034) was recorded as Goodwill, net, on the condensed consolidated balance sheets and will be deductible for tax purposes.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss), net of tax, was as follows:

                                                               Three months                    Nine months
                                                           Ended September 30,             Ended September 30,
                                                       --------------------------      --------------------------
                                                          2001            2000            2001            2000
                                                       ----------      ----------      ----------      ----------

Net income (loss) ................................     $  (18,062)     $   12,111      $   (9,240)     $   63,332
Foreign currency translation adjustments .........          3,032          (2,061)           (931)         (5,453)
Unrealized gain (loss) on marketable equity
     securities, net of tax of $100, $(2,447),
     $114, and $(11,341), respectively ...........            157          (3,828)            178         (17,738)
                                                       ----------      ----------      ----------      ----------
Total comprehensive income (loss) ................     $  (14,873)     $    6,222      $   (9,993)     $   40,141
                                                       ==========      ==========      ==========      ==========

NOTE 5.  STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                              September 30, 2001        December 31, 2000
                                              ------------------        -----------------

Retained earnings ..........................     $  201,252                $  210,492
Deferred compensation ......................         (1,923)                   (2,272)
Treasury stock .............................            (42)                   (7,388)
Other ......................................           (528)                     (195)
                                                 ----------                ----------
Total other stockholders' equity ...........     $  198,759                $  200,637
                                                 ==========                ==========

Additional paid-in-capital increased by $12,417 during the nine months ended September 30, 2001. The major components of the increase are $10,427 relating to tax benefits resulting from the exercise of options to purchase shares of the Company's Class A Common Stock and $2,069 relating to the purchase of shares of the Company's Class A Common Stock from the exercise of options and from purchases in the Employee Stock Purchase Plan.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

At September 30, 2001, there were 98,608,887 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. At December 31, 2000, there were 95,567,228 shares of the Company's Class A Common Stock outstanding and 1,784,320 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is due to the exercise of options to purchase 3,448,292 shares and the issuance of 346,796 shares to participants in the Employee Stock Purchase Plan, less 753,429 shares purchased by the Company.

NOTE 6.  EARNINGS (LOSS) PER COMMON SHARE (SHARES IN THOUSANDS)

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per common share computations.

                                                                Three months ended September 30,
                                                                     2001              2000
                                                                -------------      -------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) ..........................................     $    (18,062)     $     12,111
                                                                 ============      ============

Weighted average common shares outstanding .................           99,926            97,260
                                                                 ============      ============

Basic earnings (loss) per common share .....................     $      (0.18)     $       0.12
                                                                 ============      ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) ..........................................     $    (18,062)     $     12,111
                                                                 ============      ============

Weighted average common shares outstanding .................           99,926            97,260
Incremental shares assuming dilution .......................               --            13,104
                                                                 ------------      ------------
Weighted average diluted common shares outstanding .........           99,926           110,364

Diluted earnings (loss) per common share ...................     $      (0.18)     $       0.11
                                                                 ============      ============


                                                                 Nine months ended September 30,
                                                                     2001              2000
                                                                -------------      -------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) ..........................................     $     (9,240)     $     63,332
                                                                 ============      ============

Weighted average common shares outstanding .................           98,687            95,687
                                                                 ============      ============

Basic earnings (loss) per common share .....................     $      (0.09)     $       0.66
                                                                 ============      ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) ..........................................     $     (9,240)     $     63,332
                                                                 ============      ============

Weighted average common shares outstanding .................           98,687            95,687
Incremental shares assuming dilution .......................               --            18,345
                                                                 ------------      ------------
Weighted average diluted common shares outstanding .........           98,687           114,032

Diluted earnings (loss) per common share ...................     $      (0.09)     $       0.56
                                                                 ============      ============

For the three and nine months ended September 30, 2001, all options to purchase shares of the Company's common stock were excluded from the calculation of diluted earnings per common share

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

because the impact was antidilutive given the reported losses for the periods. For the three and nine months ended September 30, 2000, options to purchase 31,775 and 17,253 shares, respectively, of the Company's common stock were also excluded because the impact was antidilutive.

NOTE 7. CONTINGENCIES

Litigation

In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, have been named as defendants in the following two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., have been filed in the United States District Court for the Southern District of New York. Approximately 800 lawsuits that are substantially similar to the suits against the Company have been filed against approximately 180 issuers and 40 investment banks during the past year. The lawsuits involving the Company focus on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuits allege that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuits also allege that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it and certain of its current and former officers are without merit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2001 and 2000

         Total revenue increased in the three months ended September 30, 2001, by 11.2% to $307.0 million from $276.1 million for the same period in 2000. This increase was primarily attributable to $25.9 million in revenue from contracts signed during the past twelve months. Revenue from UBS AG ("UBS") increased $8.7 million to $70.2 million in 2001 from $61.5 million in 2000 due to increased spending on infrastructure services. The acquisitions of Health Systems Design Corporation during the fourth quarter of 2000, certain assets of Covation, LLC during the first quarter of 2001, and Advanced Receivables Strategy, Inc. during the third quarter of 2001 contributed $20.2 million of the increase in revenue. These increases were offset by a $21.9 million decrease in revenue from project and consulting offerings and an overall net decrease of $2.0 million in other existing accounts. The decrease in revenue from project and consulting offerings is due to a weakening market for such services and the discontinuation of geographic project sales efforts. The Company anticipates that year over year revenue comparisons from project and consulting offerings will continue to be unfavorable for the remainder of 2001.

         Domestic revenue grew by 17.2% in the third quarter of 2001 to $232.4 million from $198.3 million in the third quarter of 2000, and increased as a percentage of total revenue to 75.7% from 71.8% over the same period. This increase is a result of new contract signings and acquisitions in 2000 and 2001 being primarily domestic.

         Non-domestic revenue, consisting of European and Asian operations, decreased in the third quarter of 2001 by 4.1% to $74.6 million from $77.8 million in the third quarter of 2000, and decreased as a percentage of total revenue to 24.3% from 28.2%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom, revenue decreased 6.1% to $36.7 million in the third quarter of 2001 from $39.1 million in the third quarter of 2000 due primarily to the wind down and completion of certain projects. In Switzerland, revenue for the third quarter of 2001 remained flat with the third quarter of 2000 at $10.0 million. Asian operations generated revenue of $6.3 million, or 2.1% of total revenue for the third quarter of 2001, and $5.1 million, or 1.9% of total revenue for the third quarter of 2000.

         Direct cost of services increased in the third quarter of 2001 by 11.7% to $239.9 million from $214.7 million in the same period of 2000. A portion of this increase was attributable to a $5.0 million charge in connection with certain non-recurring expenses recognized by the Company during the third quarter of 2001 as more fully described below. Gross margin decreased to 21.9% of total revenue in the third quarter of 2001 as compared to 22.2% of total revenue in the third quarter of 2000. Excluding the $5.0 million non-recurring charge incurred during the three months ended September 30, 2001, gross margin would have increased to 23.5% of total revenue. This increase is primarily due to the exiting of a separately identifiable unprofitable operation in the first quarter of 2001. These cost savings were partially offset by a change in revenue mix from higher profit margin services, including project and discretionary services, to infrastructure services.

         Selling, general and administrative expenses ("SG&A") increased in the third quarter of 2001 by 85.4% to $82.7 million from $44.6 million in the same period of 2000, and increased as a percentage of total revenue to 26.9% from 16.2%. This increase resulted primarily from the $36.0 million non-recurring charge recognized by the Company during the third quarter of 2001, as described below.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Excluding this non-recurring charge, SG&A as a percentage of total revenue would have decreased to 15.2% due to cost reductions made in connection with realigning the Company's operating structure.

         Equity in earnings of unconsolidated affiliates was $2.3 million in the three months ended September 30, 2001, compared to a loss of $0.5 million in the same period of 2000. Equity in earnings from HCL Perot Systems N.V. ("HPS"), a software joint venture based in India, were $2.3 million for the three months ended September 30, 2001 and 2000. The Company expects that HPS's earnings growth may be impacted in the remainder of 2001 as a result of the weakening market for software services. In the third quarter of 2000, the Company also recorded an equity loss of $2.8 million related to its investment in another joint venture which was written off by the Company at the end of 2000.

         In the third quarter of 2001, the Company refined its operations and recorded a charge of $52.0 million, of which $5.0 million is recorded in Direct cost of services, $36.0 million is recorded in SG&A, and $11.0 million is recorded in Provision for income taxes. The $52.0 million charge is composed of the following:

         o $15.8 million related to the elimination of approximately 350 administrative and non-billable positions in various business functions and in numerous geographic areas of the Company, of which substantially all have been terminated as of September 30, 2001;

         o $20.0 million for the consolidation and closure of facilities, primarily caused by the acceleration of the consolidation of the Company's Dallas area operations into one facility located in Plano, Texas, and an increase in the provision for facilities closed during the first quarter of 2001;

         o $5.2 million related to adjustments to reduce the basis of software and other assets used in exited service offerings to their net realizable value; and an

         o $11.0 million valuation allowance against certain foreign deferred tax assets.

         The $52.0 million in non-recurring charges in the third quarter of 2001 includes $4.3 million in asset basis adjustments, $11.0 million non-cash charge for the valuation allowance against certain deferred tax assets, and $36.7 million of liabilities that will be settled in cash, of which $3.5 million has been paid as of September 30, 2001.

         The Company expects that all savings resulting from these actions will be offset by profit pressure from lower discretionary spending on projects and an increase in selling expenses associated with pursuing new business opportunities.

         As noted above, during the third quarter of 2001 the Company recorded an $11.0 million valuation allowance against certain foreign deferred tax assets. This charge was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. ("FAS") 109, "Accounting for Income Taxes," which requires that a valuation allowance be established when there is significant uncertainty as to the ultimate realization of deferred tax assets. Excluding this $11.0 million charge, the Company's effective tax rate for the third quarter of 2001 would have been 39.5%, and an income tax benefit of approximately $4.6 million would have been recorded.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of the nine months ended September 30, 2001 and 2000

         Total revenue increased in the nine months ended September 30, 2001 by 9.0% to $893.0 million from $819.2 million in the nine months ended September 30, 2000. This increase was primarily attributable to $35.9 million in revenue from contracts signed during the past twelve months, a $33.7 million increase from the UBS contract, $32.2 million in revenue from three acquisitions that occurred in the last twelve months, and an overall increase in other existing accounts of $22.6 million. Increases from the UBS contract are due to increased spending by UBS on infrastructure services. These increases were partially offset by a $50.6 million decrease in revenue from project and consulting offerings. As discussed above, the decrease in revenue from project and consulting offerings is due to a weakening market for project and discretionary services and a de-emphasis by the Company in certain project units.

         Domestic revenue grew by 8.3% in the nine months ended September 30, 2001 to $647.2 million from $597.8 million in the nine months ended September 30, 2000, and decreased as a percentage of total revenue to 72.5% from 73.0% over the same period of the prior year.

         Non-domestic revenue, consisting of European and Asian operations, grew by 11.0% in the nine months ended September 30, 2001 to $245.8 million from $221.4 million in the same period of 2000, and increased as a percentage of total revenue to 27.5% from 27.0%. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom, revenue increased 8.8% to $119.8 million in the nine-month period of 2001 from $110.1 million in the same period of 2000 due primarily to an increase in revenue from UBS. In Switzerland, revenue decreased slightly to $32.6 million in the nine-month period of 2001 from $32.8 million in the nine-month period of 2000. Asian operations generated revenue of $19.0 million, or 2.1% of total revenue for the nine months ended September 30, 2001 and $15.1 million, or 1.8% of total revenue for the same period in 2000.

         Direct cost of services increased in the first nine months of 2001 by 10.0% to $691.2 million from $628.3 million over the same period of 2000. Gross margin decreased to 22.6% of total revenue in the first nine months of 2001 as compared to 23.3% of total revenue in the first nine months of 2000. A portion of this decrease was attributable to a $5.0 million charge in connection with certain non-recurring expenses recognized by the Company during the third quarter of 2001. Excluding the $5.0 million non-recurring charge incurred during the three months ended September 30, 2001, gross margin for the first nine months of 2001 would have decreased to 23.2%. This decrease is primarily due to a change in revenue mix from higher profit margin services, including project and discretionary services, to infrastructure services. This decrease was partially offset by the elimination of certain costs associated with a separately identifiable unprofitable operation that was exited in the first quarter of 2001.

         SG&A increased in the first nine months ended September 30, 2001, by 59.3% to $211.7 million from $132.9 million in the same period of 2000, and increased as a percentage of total revenue to 23.7% from 16.2%. This increase resulted primarily from $69.7 million of non-recurring charges recorded by the Company during the nine months ended September 30, 2001, as a result of its realigned operating structure. Excluding these non-recurring charges, SG&A for the nine months ended September 30, 2001, would have been $142.0 million and would have decreased slightly as a percentage of total revenue to 15.9%.

         During the first quarter of 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of Solutions Consulting, Inc. ("SCI").

         Other income (expense), net, decreased in the nine months ended September 30, 2001, to $1.2 million of expense from $51.8 million of income in the nine months ended September 30, 2000, primarily due to non-recurring activities. Non-recurring items during the first nine months of 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor AG ("Systor"), a subsidiary of UBS, and a net gain of $15.0 million due to the sale of 500,000 shares of TenFold

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Corporation ("TenFold") common stock, which were held as an investment. These gains were partially offset by a $3.5 million expense that eliminated the pre-acquisition earnings of SCI for the first quarter of 2000.

         During the first nine months of 2001, the Company realigned its operating structure, resulting in non-recurring charges of $85.7 million, of which $33.7 million was recorded during the first quarter of 2001 and $52.0 million was recorded during the third quarter of 2001. These charges are reflected in the Condensed Consolidated Statements of Operations as follows:
$5.0 million is recorded in Direct cost of services; $69.7 million is recorded in SG&A, and $11.0 million is recorded in Provision for income taxes; and, are composed of the following:

         o $39.6 million related to the elimination of approximately 900 administrative and non-billable positions in all business functions and in all geographic areas of the Company, of which substantially all have been terminated as of September 30, 2001;

         o $25.9 million for the consolidation and closure of facilities, primarily caused by the acceleration of the consolidation of the Company's Dallas area operations into one facility located in Plano, Texas;

         o $9.2 million related to adjustments to reduce the basis of software and other assets used in exited service offerings to their net realizable value; and an

         o $11.0 million valuation allowance against certain foreign deferred tax assets.

         As discussed above, during the third quarter of 2001, the Company recorded an $11.0 million valuation allowance against certain foreign deferred tax assets. Excluding this $11.0 million charge, the Company's effective tax rate for the first nine months of 2001 would have been 39.5%, which is consistent with the effective tax rate for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2001, cash and cash equivalents decreased 15.8% to $201.9 million from $239.7 million at December 31, 2000.

         Net cash provided by operating activities was $36.5 million for the nine months ended September 30, 2001, compared to net cash used in operating activities of $48.3 million for the nine months ended September 30, 2000. This change was due primarily to increases in accrued compensation and accounts payable and accrued liabilities combined with a decrease in accounts receivable. Accrued compensation increased as payments in 2001 for bonuses accrued in 2000 were less than payments in 2000 for bonuses accrued in 1999, while bonuses accrued as of September 30, 2001 exceeded the amount accrued as of September 30, 2000. Accounts payable and accrued liabilities increased as a result of the restructuring charges recorded in the first and third quarters of 2001. Accounts receivable decreased as days sales outstanding improved during the first nine months of 2001 as compared to the prior year period.

         Net cash used in investing activities was $78.7 million for the nine months ended September 30, 2001 compared to net cash provided by investing activities of $2.2 million for the same period in 2000. The significant decrease in cash provided by investing activities was due to the first quarter 2000 receipt of $26.5 million in proceeds from the sale of marketable equity securities, including the sale of 500,000 shares of TenFold common stock, and $55.5 million in proceeds from the sale of Systor which activities did not recur in 2001.

         For the nine months ended September 30, 2001, net cash provided by financing activities was $5.6 million compared to net cash provided by financing activities of $4.9 million for the nine months ended September 30, 2000. This increase is primarily due to an increase in proceeds from the issuance of its Class A Common Stock during the nine months of 2001.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2001, foreign exchange rate fluctuations positively impacted the Company's non-domestic cash balances, as British pounds, Swiss francs and Euros weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

         The Company has no committed line of credit or other borrowings and anticipates that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future.

ACQUISITION

         On July 26, 2001, the Company acquired substantially all of the assets of Advanced Receivables Strategy, Inc. ("ARS"). The purchase price consists of an initial cash payment of $52.4 million and possible additional payments totaling up to $50.0 million over the next three years. The possible future payments are contingent on ARS achieving certain financial targets over the same period. The transaction was accounted for as a purchase; accordingly, the results of operations of ARS and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of the acquisition date. The excess of the purchase price over the net assets acquired (in the amount of $37.0 million) was recorded as Goodwill, net on the condensed consolidated balance sheets and will be deductible for tax purposes.

ACCOUNTING STANDARDS ISSUED

         In July 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 for fiscal years beginning after December 15, 2001.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001


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

         In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, have been named as defendants in the following two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., have been filed in the United States District Court for the Southern District of New York. Approximately 800 lawsuits that are substantially similar to the suits against the Company have been filed against approximately 180 issuers and 40 investment banks during the past year. The lawsuits involving the Company focus on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuits allege that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuits also allege that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it and certain of its current and former officers are without merit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the period covered by this report.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K

              EXHIBIT
              NUMBER                DESCRIPTION OF EXHIBIT

                 10.45 Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation

         (b) Reports on Form 8-K

              On July 16, 2001, the Company filed a Current Report on Form 8-K to report its agreement to acquire substantially all of the assets of Advanced Receivables Strategy, Inc. The proposed transaction was reported under Item 5 of Form 8-K and included the press release under Item 7 of Form 8-K.

              On August 10, 2001, the Company filed a Current Report on Form 8-K to report the completed acquisition, through two wholly-owned subsidiaries, of substantially all of the assets of Advanced Receivables Strategy, Inc., Advanced Receivables Strategy - Government Accounts Division, Inc., Meridian Healthcare Staffing LLC, and Cash-Net, LLC. The transaction was reported under Item 2 of Form 8-K. Neither historical financial information nor pro forma financial information was required to be filed as part of Form 8-K.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PEROT SYSTEMS CORPORATION
                                   (Registrant)



Date: November 5, 2001             By  /s/ ROBERT J. KELLY
                                   ------------------------
                                   Robert J. Kelly
                                   Corporate Controller and Principal
                                   Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

10.45                    Memorandum Agreement dated August 24, 2001, between
                         UBS AG and Perot Systems Corporation.