Form 10-K
period 2001-12-31
PEROT SYSTEMS CORP
filed 2002-03-08
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                                   ----------

                         Commission File Number 0-22495

                            PEROT SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                75-2230700
   (State of Incorporation)             (I.R.S. Employer Identification No.)

                             2300 WEST PLANO PARKWAY
                                  PLANO, TEXAS
                                      75075
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (972) 577-0000
                         (Registrant's Telephone Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock as reported on the New York Stock Exchange, was approximately $1,172,855,603 (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant's common stock outstanding as of February 25, 2002: 102,805,723.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

                                    FORM 10-K

                      For the Year Ended December 31, 2001

                                      INDEX


                                     Part I

Item 1.  Business ....................................................        1
Item 2.  Properties ..................................................       15
Item 3.  Legal Proceedings ...........................................       16
Item 4.  Submission of Matters to a Vote of Security Holders .........       16


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters ..................................................       17
Item 6.  Selected Financial Data .....................................       18
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................       19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..       30
Item 8.  Financial Statements and Supplementary Data .................       31
Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure .................................       32


                                    Part III

Item 10. Directors and Executive Officers of the Registrant ..........       32
Item 11. Executive Compensation ......................................       33
Item 12. Security Ownership of Certain Beneficial Owners and
            Management ...............................................       33
Item 13. Certain Relationships and Related Transactions ..............       33


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K .................................................       34

Signatures ...........................................................       36

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

ITEM 1. BUSINESS

OVERVIEW

      Perot Systems Corporation, originally incorporated in 1988, is a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, chosen from a breadth of services, including technology outsourcing, business process outsourcing, development and integration of systems and applications, and business and technology consulting services.

      With this approach, our customers benefit from integrated service offerings that help synchronize their strategy, systems, and infrastructure. As a result, we help our customers achieve their business objectives, whether those objectives are to accelerate growth, streamline operations, or enhance customer service capabilities.

REALIGNMENT OF OUR OPERATING STRUCTURE

      In 2001, we completed a series of actions designed to focus our service offerings around key strengths. We took these actions to enhance our service delivery to our customers, improving the integration and scalability of our service offerings, and to enhance our returns to our shareholders, improving both our near-term and long-term profitability and growth.

      As a result of our actions, we now offer our services under two primary lines of business - IT Solutions and Consulting. These lines of business are considered reportable segments of our business, and therefore we have added financial information and disclosures about these reportable segments to our consolidated financial statements. This additional financial information can now be found in Note 10, "Segment and Certain Geographic Data," of the Notes to Consolidated Financial Statements, which are included herein.

IT SOLUTIONS

      IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing, as well as industry domain-based, short-term project and consulting capabilities. Within IT Solutions, we face the market through our four global vertical industry groups - Healthcare, Financial Services, Industrial Services, and Strategic Markets. Supporting these vertical industry groups is our Global Infrastructure Services group, the delivery organization for our technology outsourcing and network and system operations services.

Healthcare

      Our Healthcare group provides technology services and business solutions in four industry markets:

- Providers - including integrated health systems, free standing hospitals, physician practices, long-term care and home health providers, and behavioral healthcare providers;

- Payors - including national insurers, Blue Cross and Blue Shield plans, and regional managed care organizations;

- Pharmaceutical - including research-based pharmaceutical companies and contract research organizations; and

- Healthcare Supply Chain - including medical/surgical suppliers and distributors.

      Services that cross all markets include Health Insurance Portability and Accountability Act compliance and remediation consulting, and full and unbundled IT outsourcing. In addition, our Healthcare group provides numerous services and solutions tailored to each market.

      For customers in the provider market, we offer our Digital Health System(TM) solutions for physician and consumer connectivity, employee administration, care management, and supply chain management. We also provide revenue cycle management solutions that include central billing and medical records outsourcing. We are an application service provider, and we provide a range of business and IT strategy and tactical consulting services.

      For our payor customers, we offer our Digital Health Plan(TM) application suite, which provides an integrated set of Web-based self-service applications to improve payor processes, reduce costs, and improve customer service. In addition, we provide claims processing outsourcing and act as an application service provider for payor enterprise applications. We also offer two enterprise application suites, DIAMOND(R) 725 and DIAMOND (R) 950, which manage more than 12 million members in a variety of payor risk settings. In addition, we provide a range of business and IT strategy and tactical consulting services to companies in this market.

      For pharmaceutical customers, we provide services that address clinical trials and research management, regulatory compliance, enterprise resource planning and customer relationship management consulting, and IT strategic planning and outsourcing.

      For customers in the healthcare supply chain market, we offer supply chain and distribution benchmarking and efficiency consulting, materials management consulting, enterprise resource planning, customer relationship management, warehousing solutions, healthcare supplies digital marketplace solutions, including tools for analyzing supply chain data, and outsourcing.

Financial Services

      Our Financial Services group provides end-to-end technology solutions to financial institutions all over the world. We partner with select customers in the financial services market and operate in markets where we can achieve a leading position. We focus on solving strategic and operational concerns for companies in three industry markets, focusing primarily on the investment and retail banking sectors:

- Financial Markets - including investment banks, brokerage firms, and securities clearing banks;

-  Banking/Payments - including retail banks; and

- Insurance - including life, property and casualty, and general insurance companies.

      We provide our customers with enterprise systems management, call centers, outsourcing, applications services management, and acquisition integration consulting. In addition, we have extensive experience with customer services (help desks, desktop support, security services), market data services (engineering support, business management), and messaging services.

      We also provide specialized services to the sectors within the financial services industry, including trading floor design and configuration services for our financial markets customers; virtual banking design services and expertise in electronic payment systems for our banking customers; and process automation for our insurance customers.

Industrial Services

      Our Industrial Services group focuses on providing business process and technology solutions in three primary industry markets:

- Automotive - including automotive manufacturers, light and heavy-duty truck manufacturers, and suppliers to these manufacturers;

- Engineering and Construction - including engineering, commercial and residential construction, and real estate; and

-  Consumer Packaged Goods - including both the durable and non-durable sectors.

      Our solutions are focused on helping customers reduce cost, improve quality, and improve customer satisfaction. We accomplish this by providing in-depth, specific business expertise as well as proven technology solutions.

      For the automotive market, we provide business and technology solutions that improve the efficiencies of critical processes, including product design, supply chain execution, warranty systems, collaborative commerce, and manufacturing plant floor processes.

      For the engineering and construction market, our team provides solutions that help our customers lower overhead cost, manage project risk, and increase return on assets. We focus on turning information into knowledge over the project life cycle - from front-end design through detailed engineering, procurement, construction, and facilities operation. Our domain specific knowledge and tools, coupled with our traditional strength in IT management and systems integration, make us a unique provider of technology services in the engineering and construction market.

      For the consumer packaged goods market, the solutions we offer center on supply chain management and cost reduction, merger and acquisition integration, order processing management and support and customer relationship management.

      Additionally, we provide solutions that cross all markets within this industry group including IT strategy development and implementation, enterprise business application development and integration, supply chain management, IT management, and collaborative product commerce.

Strategic Markets

      Our Strategic Markets group focuses on the development and growth of a selected set of vertical industry groups, as well as the identification and development of future industry groups. We have strong senior industry leadership and a dedicated sales and marketing team focused on the following markets:

- Travel - including travel agencies and hospitality, food services and vehicle rental companies;

- Transportation - including companies in the airport, airline, air cargo, shipping and rail markets;

- Telecommunications - including wire line and wireless service providers, equipment manufacturers and entertainment media providers; and

- Energy - including companies in the retail (energy management) and wholesale market segments.

      Our solutions to these markets are focused on solving business critical issues with technology solutions, including IT outsourcing, business process outsourcing, application management, program management, and IT strategy development.

      By utilizing a single delivery and operations unit that supports the entire group, we are able to optimize our delivery capability and concentrate our resources on building industry expertise, solutions, and relevant intellectual property to accelerate the growth of these targeted markets.

Global Infrastructure Services

      Our Global Infrastructure Services group is responsible for maintaining and determining the technical direction for both our customers and ourselves and uses its technical resources to accomplish three primary goals:

- First and foremost, to support our customers and the initiatives defined by our four market-facing global vertical industry groups;

- Second, to develop technology solutions that our IT Solutions line of business and business partners can take to market, including Web hosting, messaging, desktop, wireless applications, and managed service provider solutions; and

-  Third, to define and support our internal infrastructure.

CONSULTING

      Our Consulting line of business includes Solutions Consulting, a company that we acquired in 2000, and our Global Software Services group. We provide to our customers high-value and repeatable services related to the design and implementation of business and software solutions, business and technical expertise, and intellectual property, primarily under short-term contracts related to specific projects. In addition, we work closely with our IT Solutions line of business to provide these same services to their customers.

Solutions Consulting

      Solutions Consulting provides services ranging from strategy through full implementation of software solutions. These solutions include enterprise resource planning, supply chain management, e-commerce, and customer relationship management solutions in the manufacturing, consumer packaged goods, telecommunications, energy, and industrial sectors. We have experience in supply chain solutions such as Manugistics and i2. In addition, we have expertise in SAP, Oracle, JD Edwards, and PeopleSoft enterprise applications, as well as a variety of specialized applications in customer relationship management, fulfillment, and distribution. Our focus is on execution and customer satisfaction, which is accomplished through the use of smaller, more integrated teams that work more collaboratively with the customer team.

      A substantial number of our projects involve helping customers formulate electronic commerce strategies that define the best use of exchanges, technology providers, and trading partners. We also have experience in setting new supply chain strategies, which utilize newer collaborative processes and technologies, and post-merger integration planning and execution.

      We employ approximately 150 professionals who have an average of ten years experience managing strategic and operational issues associated with using IT. These professionals work both on independent assignments and in concert with our IT Solutions line of business.

Global Software Services

      Our Global Software Services group optimizes the application services delivery options for our IT Solutions customers by utilizing the proper mix of delivery resources, innovative architectures, proprietary methodologies, and repeatable processes.

      We support the entire life cycle of software services. Our service offerings include application architecture, package application selection and implementation, design, development, implementation, and maintenance of applications, as well as systems integration services.

      These services are delivered through a combination of teams that leverage our expertise in project management and software development. These teams include the Technical Resource Connection (TRC) delivery unit and HCL Perot Systems (HPS), our unconsolidated joint venture with HCL Technologies, Ltd., a leading Indian technology and software engineering services firm. TRC focuses on architecture-driven software development utilizing the latest technology, and HPS, an SEI-CMM Level 5 certified company based in India, provides offshore application development and management services.

PEROT SYSTEMS ASSOCIATES

      The markets for IT personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training, and retention of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is -- and will continue to be -- an integral factor in differentiating us from our competitors in the IT industry. In seeking such associates, we screen candidates for employment through a rigorous interview process.

      We devote a significant amount of resources to training our associates, including entry-level apprentice training programs, periodic continuing education, and a leadership training course for managers and executives. This program includes a workshop stressing the fundamentals of team leadership. We augment our extensive personnel and leadership training through our intranet, called "TRAIN" (The Real-time Associate Information Network). This award-winning, company-wide intranet features training courses that develop both technical and leadership skills.

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

      As of December 31, 2001, we employed approximately 8,100 associates located in the United States and several other countries. None of our United States associates is currently employed under an agreement with a collective bargaining unit. Our associates in France and the Netherlands are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.

UBS AGREEMENTS

      In January 1996, we entered into a series of agreements to form a strategic relationship with Swiss Bank Corporation, one of the predecessors to UBS AG ("UBS"). This relationship involves a long-term services agreement (the "IT Services Agreement") and a separate agreement to provide project services. Other agreements with UBS provided for the sale to UBS of our stock and options and the transfer to us of a 40% stake in UBS's European information technology subsidiary, Systor AG ("Systor"). On January 14, 2000, we completed the sale of our minority equity interest in Systor to a wholly owned subsidiary of UBS. The transaction was effected as a sale of all stock in Systor held by us for a cash purchase price of $55.5 million.

IT Services Agreement

      Under the IT Services Agreement, we provide IT services to UBS Warburg, the investment banking division of UBS, and certain other business units of UBS. The term of the IT Services Agreement is 11 years, which began January 1, 1996. Our charges for services provided under the IT Services Agreement are generally based on reimbursement of all costs, other than our corporate overhead, incurred by us in the performance of services covered by the contract. In addition to this cost reimbursement, we receive an agreed annual fee, subject to bonuses and penalties of up to 13% of such fee based on our performance. UBS determines the bonus or penalty based on a good faith assessment of subjective criteria, including service quality, product delivery, customer satisfaction, cost effectiveness, and corporate level support.

      Approximately 24.1% and 23.8% of our revenues were earned in connection with services performed on behalf of UBS and its affiliates for the years ended December 31, 2001 and 2000, respectively. If some competitors of UBS acquire more than 25% of the shares of our Class A Common Stock or another party (other than an affiliate of Ross Perot) acquires more than 50% of the shares of our Class A Common Stock and, if in either case, that acquisition is reasonably likely to have a significant adverse effect on the performance of or the charges for our services, UBS has the right to terminate its agreements with us. The loss of UBS as a customer would materially and adversely affect our business, financial condition, and results of operations.

Equity Interests

      Under the Amended and Restated PSC Stock Option and Purchase Agreement (the "Stock Agreement"), we sold UBS 100,000 shares of our Class B Common Stock for $3.65 a share and 7,234,320 options to purchase shares of Class B Common Stock for $1.125 an option (the "UBS Options"). Shares of the Class B Common Stock are convertible, on a share for share basis, into our Class A Common Stock for the purpose of sales to non-affiliates of UBS in certain types of transactions. UBS can exercise the UBS Options at any time for $3.65 a share, subject to United States bank regulatory limits on

UBS's shareholdings. UBS exercised options to purchase 850,000 and 834,320 shares of Class B Common Stock in June 1999 and September 1998, respectively. In addition to other limits set forth in the Stock Agreement, the number of shares of Class B Common Stock owned by UBS and its employees may not exceed 10% of the number of shares of outstanding Common Stock. Once the underlying shares of Class B Common Stock vest, the corresponding UBS Options are void unless exercised by UBS within five years of such vesting. This five-year period is tolled at any time when bank regulatory limits prohibit UBS from acquiring the shares.

      Beginning on January 1, 1997, the shares of our Class B Common Stock subject to the UBS Options vested at a rate of 63,906 shares per month until January 1, 2002. The remaining shares vest at a rate of 58,334 per month until the IT Services Agreement terminates. Upon termination of the IT Services Agreement, UBS is required to sell to us all unvested shares of our Class B Common Stock, and the UBS Options with respect to unvested shares of our Class B Common Stock will become void.

      UBS cannot transfer the UBS Options. Subject to exceptions relating to certain transfers to UBS affiliates and transfers in connection with widely dispersed offerings or transactions that comply with Rule 144 (or any successors thereto) under the Securities Exchange Act of 1933, as amended, UBS must first offer such shares to us before transferring any shares of our Class B Common Stock. In the first quarter of 2002, UBS converted all outstanding shares of Class B Common Stock to shares of Class A Common Stock.

COMPETITION

      Our markets are intensely competitive. Customer requirements and the technology available to satisfy those requirements continually change.

      Our principal competitors currently include Accenture, Cap Gemini Group, Computer Sciences Corporation, Electronic Data Systems Corporation, Affiliated Computer Services, Inc., IBM Global Services (a division of International Business Machines Corporation), KPMG LLP, Oracle Corporation,
PricewaterhouseCoopers LLP, and Sapient Corporation. As we enter new markets, we expect to encounter additional competitors.

      We compete on the basis of a number of factors, including the attractiveness of the business strategy and services that we offer, breadth of services we offer, pricing, technological innovation, quality of service, and ability to invest in or acquire assets of potential customers. Because some of these factors are outside of our control and because many of our competitors may have greater financial resources, larger customer bases, and larger technical, sales, and marketing resources than we do, we cannot be sure that we will compete successfully against them in the future. If we fail to compete successfully against our competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected.

      We must frequently compete with our customers' own internal information technology capability, which may constitute a fixed cost for our customer. This may increase pricing pressure on us. If we are forced to lower our pricing or if demand for our services decreases, our business, financial condition, and results of operations will be materially and adversely affected.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

      See Note 10, "Segment and Certain Geographic Data," to the Consolidated Financial Statements included elsewhere in this report.

INTELLECTUAL PROPERTY

      While we attempt to retain intellectual property rights arising from customer engagements, our customers often have the contractual right to retain such intellectual property. We rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our associates and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use thereof and take appropriate steps to enforce our intellectual property rights.

      We license the right to use the names "Perot Systems" and "Perot" in our current and future businesses, products, or services from the Perot Systems Family Corporation and Ross Perot. The license is a non-exclusive, royalty-free, worldwide, non-transferable license. We may also sublicense our rights to the Perot name to certain of our affiliates. Under the license agreement, as amended, either party may, in their sole discretion, terminate the license at any time, with or without cause and without penalty, by giving the other party written notice of such termination. Upon termination by either party, we must discontinue all use of the Perot name within one year following receipt of the notice of termination. The termination of this license agreement may materially and adversely affect our business, financial condition, and results of operations. Except for the license of our name, we do not believe that any particular copyright, trademark, or group of copyrights and trademarks is of material importance to our business taken as a whole.

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

Loss of Major Customers Could Adversely Affect Our Business

      Our five largest customers accounted for approximately 46.5% of our revenue for the year ended December 31, 2001, and approximately 45.7% of our revenue for the year ended December 31, 2000. Only one customer, UBS, accounted for more than 10% of our revenue during 2001 and 2000.

      Our largest customer is UBS. Approximately 24.1% and 23.8% of our revenue came from services performed on behalf of UBS for the years ended December 31, 2001 and 2000, respectively. We expect UBS to account for a substantial portion of our revenue and earnings for the foreseeable future.

      After UBS, our next four largest customers accounted for approximately 22.4% of our revenue in 2001. Our success depends substantially upon the retention of UBS and a majority of our other major customers as ongoing customers. Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of IT services, or business failure or bankruptcy. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our major customers in the future. As an example, ANC Rental Corporation ("ANC"), our sixth largest customer in 2001, filed for bankruptcy protection in November 2001. While we are currently providing services to ANC and we currently expect to continue to provide them services, the terms and duration of any contract with ANC are subject to the proceedings of the bankruptcy court.

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

      Revenue derived from this relationship depends upon the level of services we perform, which may vary from period to period depending on UBS's requirements. The agreement with UBS that covers a majority of our business with UBS entitles us to recover our costs plus an annual fee in an agreed amount with a bonus or penalty that can cause this annual fee to vary up or down by as much as 13%, depending on our level of performance as determined by UBS. Determination of whether our performance merits a bonus or a penalty depends on many subjective factors, including service quality, product delivery, customer satisfaction, cost effectiveness, and corporate level support. As a result, we cannot predict with certainty the future level of revenue or profit from our relationship with UBS.

Failure to Recruit, Train, and Retain Skilled Personnel Could Increase Costs or Limit Growth

      We must continue to hire and train technically skilled people in order to perform services under our existing contracts and new contracts into which we will enter. The people capable of filling these positions have historically been in great demand, and recruiting and training such personnel require substantial resources. We may be required to pay an increasing amount to hire and retain a technically skilled workforce. In addition, during periods in which demand for technically skilled resources are great, our business may experience significant turnover. These factors create variations and uncertainties in our compensation expense and directly affect our profits. If we fail to attract, train, and retain sufficient numbers of these technically skilled people, our business, financial condition, and results of operations may be materially and adversely affected.

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

Ross Perot's Stock Ownership Provides Substantial Control Over Our Company

      Ross Perot, our Chairman, is the managing general partner of HWGA, Ltd., a partnership that owned 31,705,000 shares of our Class A Common Stock as of December 31, 2001. Mr. Perot also beneficially owns 44,000 shares of our Class A Common Stock. Accordingly, Mr. Perot, primarily through HWGA, Ltd., controls approximately 32% of our outstanding voting common stock. As a result, Mr. Perot, through HWGA, Ltd., effectively has the power to block corporate actions such as an amendment to our Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of our assets. In addition, Mr. Perot may significantly influence the election of directors and any other action requiring shareholder approval. The other general partner of HWGA, Ltd. is Ross Perot, Jr., our President and Chief Executive Officer, who has the authority to manage the partnership and direct the voting or sale of the shares of Class A Common Stock held by HWGA, Ltd. if Ross Perot is no longer the managing general partner.

Loss of Key Personnel Could Adversely Affect Our Business

      Our success depends largely on the skills, experience, and performance of some key members of our management, including our Chairman, Ross Perot, and our President and Chief Executive Officer, Ross Perot, Jr. The loss of any key member of our management may materially and adversely affect our business, financial condition, and results of operations.

Our Contracts Contain Termination Provisions and Pricing Risks

      Many of the services we provide are critical to our customers' business. Some of our contracts with customers permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our customers to terminate contracts creates an uncertain revenue stream. If customers are not satisfied with our level of performance, our reputation in the industry may suffer, which may also materially and adversely affect our business, financial condition, and results of operations.

      Some of our contracts contain pricing provisions that require the payment of a set fee by the customer for our services regardless of the costs we incur in performing these services, or provide for penalties in the event we fail to achieve certain contract standards. In such situations, we are exposed to the risk that we will incur significant unforeseen costs or such penalties in performing the contract.

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

-  mix and timing of customer projects;

-  completing customer projects;

-  hiring, integrating, and utilizing associates;

-  timing of new contracts;

-  issuance of common shares and options to associates; and

-  non-recurring and unusual charges.

      Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of our future performance.

Changes in Technology Could Adversely Affect Our Business

      The markets for our IT services change rapidly because of technological innovation, new product introductions, changes in customer requirements, declining prices, and evolving industry standards, among other factors. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly, or otherwise unmarketable. As a result, our success depends on our ability to timely innovate and integrate new technologies into our service offerings. We cannot guarantee that we will be successful at adopting and integrating new technologies into our service offerings in a timely manner.

      Advances in technology also require us to commit substantial resources to acquiring and deploying new technologies for use in our operations. We must continue to commit resources to train our personnel and our customers' personnel in the use of these new technologies. We must continue to train personnel to maintain the compatibility of existing hardware and software systems with these new technologies. We cannot be sure that we will be able to continue to commit the resources necessary to refresh our technology infrastructure at the rate demanded by our markets.

Intellectual Property Rights

      In recent years, there has been significant litigation in the United States involving patent and other intellectual property rights. We may be a party to intellectual property litigation in the future to protect our trade secrets or know-how.

      Our suppliers, customers, and competitors may have patents and other proprietary rights that cover technology employed by us. Such persons may also seek patents in the future. United States patent applications are confidential until a patent is issued and most technologies are developed in secret. Accordingly, we are not, and cannot be, aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves or our customers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation and intellectual property litigation could force us to do one or more of the following:

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

- prohibit actions by stockholders without a meeting, unless our Board of Directors otherwise approves; and

- limit transactions between our company and persons that acquire significant amount of stock without approval of our Board of Directors.

Risks Related to International Operations

      We have operations in many countries around the world. Risks that affect these international operations include:

-  fluctuations in currency exchange rates;

-  complicated licensing and work permit requirements;

-  variations in the protection of intellectual property rights;

-  other changes in laws and regulations;

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

Acquisitions Involve Numerous Risks

      We have completed three acquisitions since January 1, 2001, and will continue to analyze and consider potential acquisition candidates. Acquisitions involve numerous risks, including the following: difficulties in integration of the operations of the acquired companies; the risk of diverting our attention from normal daily operations of the business; risks of entering markets; and the potential loss of key employees of the acquired company. Mergers and acquisitions of companies are inherently risky, and no assurance can be given that our acquisitions will be successful and will not materially adversely affect our business, operating results or financial conditions.

ITEM 2. PROPERTIES

      As of December 31, 2001, Perot Systems Corporation (the "Company") had offices in approximately 58 locations in the United States and five countries outside the United States, all of which were leased. The Company's leases cover approximately 1,400,000 square feet of office and other facilities and have expiration dates ranging from 2002 to 2012. Upon expiration of its leases, the Company does not anticipate any significant difficulty in obtaining renewals or alternative space. In addition to the leased property referred to above, the Company occupies office space at customer locations throughout the world. Such space is generally occupied pursuant to the terms of the agreement with the particular customer. The Company expects to complete the consolidation of its Dallas, Texas, operations to Plano, Texas, in 2002. The Company's management believes that its current facilities are suitable and adequate for its business.

OPERATING LEASES AND MAINTENANCE AGREEMENTS

      The Company has commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to eleven years. Future minimum commitments under these agreements as of December 31, 2001, are disclosed in Note 11, "Commitments and Contingencies," to the Consolidated Financial Statements included elsewhere in this report.

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

      In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., have been filed in the United States District Court for the Southern District of New York. Approximately 800 lawsuits that are substantially similar to the lawsuits against the Company have been filed against approximately 180 issuers and 40 investment banks during the past year. The lawsuits involving the Company focus on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuits allege that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuits also allege that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it and certain of its current and former officers are without merit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      In December 2001, Siemens Medical Solutions Health Services Corporation filed a lawsuit against the Company's subsidiary, PSC Healthcare Software, Inc. (formerly known as Health Systems Design Corporation ("HSD")) alleging breach of contract and fraud by HSD for failing to complete the development and delivery of a computer software product. Siemens seeks damages in excess of $10 million. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "PER." The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Class A Common Stock for each quarterly period during 2000 and 2001.

                                                High              Low
                                                ----              ---
      2000
            First Quarter                      $27.94            $17.00
            Second Quarter                      20.06              9.31
            Third Quarter                       11.63              8.88
            Fourth Quarter                      11.19              7.81

      2001
            First Quarter                      $13.50             $9.19
            Second Quarter                      18.28              9.53
            Third Quarter                       18.05             13.00
            Fourth Quarter                      21.11             15.15


      The last reported sales price of the Class A Common Stock on the NYSE on February 25, 2002, was $17.10 per share. As of February 25, 2002, the approximate number of record holders of Class A Common Stock was 3,418.

      The Company has never paid cash dividends on shares of its Class A Common Stock and has no current intention of paying such dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, which are included herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                     2001             2000              1999            1998             1997
                                                  -----------      -----------      -----------      -----------     -----------
                                                                   (in millions, except per share data)
OPERATING DATA(1):
Revenue .....................................     $   1,204.7      $   1,105.9      $   1,151.6      $     993.6     $     781.6
Direct cost of services .....................           949.7            851.6            875.8            787.9           636.3
                                                  -----------      -----------      -----------      -----------     -----------

Gross profit ................................           255.0            254.3            275.8            205.7           145.3
Selling, general and administrative
   expenses .................................           256.6            197.9            169.2            140.3           125.7
Compensation charge related to
   acquisition ..............................              --             22.1               --               --              --
Goodwill impairment .........................              --               --               --              4.1              --
Purchased research and development ..........              --               --               --               --             2.0
                                                  -----------      -----------      -----------      -----------     -----------

Operating income (loss) .....................            (1.6)            34.3            106.6             61.3            17.6
Interest income, net ........................             8.9             16.6             10.9              4.2             0.6
Equity in earnings (loss)
   of unconsolidated affiliates .............             8.4             (4.3)             9.0              7.9             4.1
Other income (expense), net .................            (1.9)            45.1             (0.7)             2.8            (2.8)
                                                  -----------      -----------      -----------      -----------     -----------
Income before taxes .........................            13.8             91.7            125.8             76.2            19.5
Provision for income taxes ..................            16.5             36.2             50.3             35.7             8.3
                                                  -----------      -----------      -----------      -----------     -----------

Net income (loss) ...........................     $      (2.7)     $      55.5      $      75.5      $      40.5     $      11.2
                                                  ===========      ===========      ===========      ===========     ===========

Basic earnings (loss) per common share (2) ..     $     (0.03)     $      0.58      $      0.85      $      0.53     $      0.14
Weighted average common shares
   outstanding (2) ..........................            99.4             96.2             88.4             76.9            78.3
Diluted earnings (loss) per common
   share(2) .................................     $     (0.03)     $      0.49      $      0.67      $      0.42     $      0.12
Weighted average diluted common
   shares outstanding(2) ....................            99.4            113.5            113.2             97.1            95.2

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents ...................     $     259.2      $     239.7      $     294.6      $     144.9     $      35.3
Total assets ................................           757.6            673.2            613.9            382.1           267.1
Long-term debt ..............................              --              0.4              0.6              1.5             2.9
Stockholders' equity ........................           530.8            501.1            390.7            142.6            93.3

OTHER DATA:
Capital expenditures ........................     $      30.7      $      30.7      $      25.2      $      25.4     $      46.1


(1) The Company's results of operations include the effects of business acquisitions made in 2001, 2000 and 1997. See Note 4 of the Notes to the Consolidated Financial Statements included herein for a discussion of the business acquisitions made in 2000 and 2001. In addition see Notes 2, 5, and 17 to the Consolidated Financial Statements included herein for discussions of significant charges recorded during 2001 and 2000.

(2) All common share numbers and per common share data reflect a two for one stock split effected in January 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following commentary should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, which are included herein.

OVERVIEW

      The Company is a worldwide provider of technology services and business solutions to a broad range of customers. The Company offers customers a breadth of services, including technology outsourcing, the development and integration of systems and applications, business and technology consulting, and business process outsourcing services. The Company's operations are classified into two primary lines of business (also called segments): IT Solutions and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing as well as high value short-term projects and consulting capabilities. The Consulting segment provides services relating to the implementation of enterprise resource planning, supply chain management, design, development, implementation, and maintenance of applications, and various other activities. The IT Solutions segment accounts for approximately 95% of the Company's revenue in 2001 and is expected to account for a majority of the Company's revenue in 2002.

      The Company provides services under contracts containing pricing provisions that relate to the level of services supplied by the Company ("level-of-effort"), provide for a set fee to be received by the Company ("fixed-price"), or link the revenue to be received by the Company to a customer-specific data point, such as the number of transactions processed or computing minutes consumed ("unit-price"). Many of the Company's contracts combine more than one of these types of provisions. Revenue from level-of-effort contracts is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percent of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized using the percentage-of-completion method and is earned based on incurred contract costs to date as a percentage of the most recent estimated total contract costs. Revenue from unit-price contracts is recognized based on technology units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service.

      The Company continuously monitors its contract performance in light of customer expectations, the complexity of work, project plans, delivery schedules, and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and can be reasonably estimated. Other contract-related accrued liabilities are also recorded to match contract-related expenses in the period in which revenues from those contracts are recognized.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

      Total revenue increased in 2001 by 8.9% to $1,204.7 million from $1,105.9 million in 2000. This increase was due to the IT Solutions segment in which revenue increased $128.9 million in 2001, offset by decreases in revenue of $15.4 million in the Consulting segment and a $14.7 million decrease for all other operating areas.

      Revenue for the IT Solutions segment increased 12.7%, or $128.9 million, in 2001 to $1,142.2 million from $1,013.3 million in 2000. This increase was primarily attributable to $55.7 million in revenue from contracts signed during the past twelve months, a $27.5 million increase in the UBS AG ("UBS") contract, and $57.8 million in revenue from three recent acquisitions. These increases were offset by an overall net decrease of $12.1 million due primarily to declines in project related services performed in this segment. Revenue from UBS increased to $290.5 million in 2001 from $263.0 million in 2000 due to increased spending on infrastructure services. The acquisitions consist of Health Systems Design Corporation, which was acquired during December of 2000, certain assets of Covation, LLC acquired during the first quarter of 2001, and Advanced Receivables Strategy, Inc. ("ARS") acquired during the third quarter of 2001. Revenue declines in project related services are primarily due to the discontinuation of geographic project sales efforts and a weakening market for such services.

      Revenue from the Consulting segment decreased 19.9%, or $15.4 million, to $62.0 million in 2001 from $77.4 million in 2000 due to a weakening market for such services.

      Domestic revenue grew by 11.0% in 2001 to $891.0 million from $802.6 million in 2000, and increased as a percent of total revenue to 74.0% from 72.6% in the prior year. This increase is a result of new contract signings and acquisitions in 2001 and 2000 which were primarily domestic.

      Non-domestic revenue, consisting of European and Asian operations, increased by 3.4% in 2001 to $313.7 million from $303.3 million in 2000, but decreased as a percent of total revenue to 26.0% from 27.4% over the same periods. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue for 2001 decreased slightly to $152.1 million from $153.7 million in revenue for 2000. In Switzerland, revenue for 2001 increased slightly to $43.7 million from $42.0 million in revenue for 2000. Asian operations generated revenue of $24.7 million, or 2.1% of total revenue, and $21.3 million, or 1.9% of total revenue, in 2001 and 2000, respectively.

      On March 30, 2000, the Company completed the acquisition of Solutions Consulting, Inc. ("Solutions Consulting"). All pre-acquisition revenues and operating expenses of Solutions Consulting have been included in the consolidated statements of operations for the year ended December 31, 2000, and pre-acquisition operating earnings have been eliminated in Other income (expense), net, as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements." During the first quarter of 2000, the Company incurred a $22.1 million compensation charge that was a direct result of the acquisition of Solutions Consulting.

      Direct costs of services increased in 2001 by 11.5% to $949.7 million from $851.6 million in 2000. A portion of this increase was attributable to $25.9 million in charges in connection with certain non-recurring expenses recognized by the Company during 2001. These non-recurring expenses included $20.9 million in charges related to the bankruptcy of a customer, ANC Rental Corporation ("ANC"), and $5.0 million in asset basis adjustments recorded in connection with the Company realigning its operating structure, as more fully described below. The ANC charge consists of the write-down of an intangible asset associated with the contract of $8.5 million, amounts owed for services performed of $8.2 million, and certain contract related costs of $4.2 million. Gross margin decreased to 21.2% of total revenue in 2001 as compared to 23.0% of total revenue in 2000. Excluding the $25.9 million in non-recurring charges incurred during 2001, gross margin would have increased to 23.3% of total revenue. This increase is primarily due to the exiting of a separately identifiable unprofitable operation in the first quarter of 2001. These cost savings were partially offset by a change in revenue mix from higher profit margin services, including project and discretionary services, to infrastructure services and by declines in margin on several telecommunications contracts.

      Selling, general and administrative expenses ("SG&A") increased in 2001 by 29.7% to $256.6 million from $197.9 million in 2000 and increased as a percent of total revenue to 21.3% from 17.9%. Both years were impacted by non-recurring charges. As described in more detail below, during 2001 the Company recorded $69.7 million of non-recurring charges as a result of its realigned operating structure. During 2000, the Company recorded a non-recurring charge of $19.3 million, composed of $17.3 million of asset impairments and $2.0 million related to the abandonment of certain facilities. Excluding these non-recurring charges, SG&A would have been $186.9 million, or 15.5% of total revenue for 2001, and $178.6 million or 16.2% of total revenue for 2000. The decrease as a percent of total revenue is due to cost reductions made in connection with realigning the Company's operating structure in 2001.

      Interest income, net, decreased by 46.4% to $8.9 million in 2001 from $16.6 million in 2000 due to a decrease in the average cash balance in 2001 as compared to 2000 and an overall decrease in interest rates.

      Equity in earnings of unconsolidated affiliates was $8.4 million in 2001 compared to equity in losses of $4.3 million in 2000. During 2001, equity in earnings from HCL Perot Systems N.V. ("HPS"), a software joint venture based in India, increased to $9.2 million from $8.5 million in 2000. In 2000, these earnings were offset by equity losses of $14.2 million from start-up joint ventures, which included a $9.1 million charge to adjust the carrying amount of the Company's investment in one of these joint ventures. Losses from these start-up joint ventures totaled only $0.7 million during 2001, and no losses are anticipated during 2002.

      Other income (expense), net, decreased in 2001 to $1.9 million of expense from $45.1 million of income in 2000, primarily due to non-recurring activities in 2000. Non-recurring items during 2000 included a $38.9 million realized net gain from the sale of a 40% equity interest in Systor AG ("Systor"), a subsidiary of UBS, and a net gain of $15.0 million from the partial sale of an investment in marketable equity securities. These gains were partially offset by the elimination of $3.5 million of the pre-acquisition earnings of Solutions Consulting for the first quarter of 2000 and $7.7 million from the impairment of an investment in marketable equity securities during 2000.

      During 2001, the Company realigned its operating structure, resulting in non-recurring charges of $74.7 million, of which $33.7 million was recorded during the first quarter of 2001 and $41.0 million was recorded during the third quarter of 2001. These charges are reflected in the consolidated statements of operations as follows: $5.0 million is recorded in Direct cost of services and $69.7 million is recorded in SG&A. These charges are composed of the following:

- $39.6 million related to the elimination of approximately 900 administrative and non-billable positions in all business functions and in all geographic areas of the Company;

- $25.9 million for the consolidation and closure of facilities, including those facilities impacted by the Company's realigned operating structure and the consolidation of the Company's Dallas area operations into one facility located in Plano, Texas; and

- $9.2 million related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

      The $74.7 million in non-recurring charges during 2001 includes $13.6 million in asset basis adjustments and other non-cash items and $61.1 million of liabilities that will be settled in cash, of which $33.2 has been paid as of year-end. The remaining balance is expected to be substantially settled by September 30, 2003.

     The savings that resulted from these actions were used to offset profit pressures from lower discretionary spending by customers on projects, to expand profit margins and to return to at-market bonus and incentive programs for our associates.

      During 2001 the Company recorded an $11.0 million valuation allowance against certain foreign deferred tax assets. This charge was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. ("FAS") 109, "Accounting for Income Taxes," which requires that a valuation allowance be established when there is significant uncertainty as to the ultimate realization of deferred tax assets. Excluding this $11.0 million charge, the Company's effective tax rate for 2001 would have been 39.5%, which is consistent with the effective tax rate for 2000.

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

      Total revenue decreased in 2000 by 4.0% to $1,105.9 million from $1,151.6 million in 1999. This decrease was due to the IT Solutions segment in which revenue decreased $74.1 million in 2000. This decrease is offset by an increase in revenue of $41.0 million in the Consulting segment in 2000. Revenue from all other operating areas declined $12.6 million in 2000.

      Revenue from the IT Solutions segment decreased 6.8%, or $74.1 million, in 2000 to $1,013.3 million from $1,087.4 million in 1999. This decrease was primarily attributable to a $195.0 million decrease from three customers. Revenue from UBS decreased $81.2 million to $263.0 million in 2000 from $344.2 million in 1999. This decrease from UBS is primarily attributable to the completion in 1999 of merger-related integration work associated with the 1998 merger of Swiss Bank and Union Bank of Switzerland. Revenue from East Midlands Electricity (IT) Limited ("EME") decreased $76.5 million (excluding $10.6 million in revenue from a termination related payment received in 1999) due to the termination of the Company's contract with EME following the acquisition of EME by PowerGen plc. Revenue from ANC decreased $37.3 million due to the Company's completion of the development of the Odyssey reservation system and the transition of this contract into the operating phase. These decreases were offset by an $89.6 million increase from new sales signed during 2000 and a net increase from other existing customers of $31.3 million.

      Revenue from the Consulting segment increased 112.6%, or $41.0 million, to $77.4 million in 2000 from $36.4 million in 1999 due to the acquisition of Solutions Consulting during 2000, which contributed $47.1 million in revenue for 2000.

      Domestic revenue grew by 5.5% in 2000 to $802.6 million from $760.9 million in 1999, and increased as a percent of total revenue to 72.6% from 66.1% in the prior year, due primarily to the acquisition of Solutions Consulting.

      Non-domestic revenue, consisting of European and Asian operations, declined by 22.4% in 2000 to $303.3 million from $390.7 million in 1999, and decreased as a percent of total revenue to 27.4% from 33.9% over the same periods. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue decreased 36.2% in 2000 to $153.7 million from $241.0 million in 1999 due primarily to the termination of the EME agreement. In Switzerland, revenue decreased 34.0% in 2000 to $42.0 million from $63.6 million in 1999 due to the revenue decrease from UBS. Asian operations generated revenue of $21.3 million, or 1.9% of total revenue, and $18.9 million, or 1.6% of total revenue, in 2000 and 1999, respectively.

      Direct costs of services decreased in 2000 by 2.8% to $851.6 million from $875.8 million in 1999. Gross margin decreased to 23.0% of total revenue in 2000 as compared to 23.9% of total revenue in 1999. This decrease was due primarily to the termination of the EME agreement, reductions from UBS and ANC, and a decrease in profitability from short-term projects, including projects associated with new service offerings. These decreases were partially offset by a reduction in some personnel related expenses of $35.6 million and an increase of $18.4 million from Solutions Consulting. In 1999, gross margin benefited from the revised Year 2000 exposure estimate by $11.1 million and a net gain of $8.0 million from the termination of the EME agreement (revenue of $10.6 million less $2.6 million in termination related direct cost of services incurred).

      Selling, general and administrative expenses increased in 2000 by 17.0% to $197.9 million from $169.2 million in 1999 and increased as a percent of total revenue to 17.9% from 14.7%. In the fourth quarter of 2000, the Company recorded a non-recurring charge of $19.3 million, composed of $17.3 million of asset impairments and $2.0 million related to the abandonment of certain facilities. Excluding this non-recurring charge, the remaining increase is due primarily to spending related to business development and sales. During the first quarter of 2000, the Company incurred a one-time $22.1 million compensation charge that was a direct result of the acquisition of Solutions Consulting.

      Interest income, net, increased by 52.3% to $16.6 million in 2000 from $10.9 million in 1999 due to an increase in the average cash balance in 2000 as compared to 1999 and an overall increase in interest rates.

      Equity in losses of unconsolidated affiliates was $4.3 million in 2000 compared to equity in earnings of $9.0 million in 1999. During 2000 the Company had equity in losses of $14.2 million from start-up joint ventures, which included a $9.1 million charge to adjust the carrying amount of the Company's investment in one of these joint ventures. In addition, equity in earnings from Systor decreased $2.4 million to $1.4 million in 2000 from $3.8 million in 1999, resulting from the first quarter of 2000 sale of this investment. These losses and decreases were partially offset by an increase in equity in earnings from HPS which increased to $8.5 million in 2000 from $5.2 million in 1999.

      Other income (expense), net, increased in 2000 to income of $45.1 million from an expense of $0.7 million in 1999, primarily due to non-recurring activities in 2000. As discussed above, non-recurring items during 2000 included a $38.9 million realized net gain from the sale of our equity interest in Systor and a net gain of $15.0 million from the partial sale of our investment in marketable equity securities. These gains were partially offset by the elimination of $3.5 million of the pre-acquisition earnings of Solutions Consulting for the first quarter of 2000 and $7.7 million from the impairment of an investment in marketable equity securities.

LIQUIDITY AND CAPITAL RESOURCES

      In 2001, cash and cash equivalents increased 8.1% to $259.2 million from $239.7 million at December 31, 2000.

      Net cash provided by operating activities was $95.0 million in 2001 compared to net cash used in operating activities of $19.4 million in 2000. This increase was due primarily to a decline in year-end bonuses paid to associates during 2001 compared to 2000 of approximately $39.4 million and a $39.1 million change in the cash paid for income taxes, as the Company received a net income tax refund in 2001 of $17.8 million compared to net income tax payments of $21.3 million during 2000. The remaining increase in cash provided by operations is due to an increase in net income from operations adjusted for non-cash activities and charges.

      Net cash used in investing activities was $84.2 million in 2001 compared to $31.3 million in 2000. This increase is primarily due to non-recurring items during 2000, including the receipt of proceeds of $26.5 million from the sale of marketable equity securities and $55.5 million from the sale of Systor. Partially offsetting these proceeds in 2000 were non-recurring expenditures of $15.0 million in a start-up joint venture and the purchase of an intangible asset from a customer in the amount of $14.9 million.

      In 2001, net cash provided by financing activities was approximately $11.8 million compared to net cash used in financing activities of $0.9 million in 2000. This increase is due to proceeds received from the exercise of options to purchase the Company's Class A Common Stock in the amount of $15.8 million in 2001 compared to proceeds of $6.5 million during 2000. Additionally, the Company paid $8.8 million to repurchase shares of its Class A Common Stock during 2000 compared to $3.7 million of such purchases during 2001.

      The Company routinely maintains cash balances in certain European and Asian currencies to fund operations in those regions. During 2001, foreign exchange rate fluctuations adversely impacted the Company's non-domestic cash balances by $3.2 million, as British pounds, Swiss francs, and Euros all weakened against the U.S. dollar. The Company's foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

Commitments

      In June 2000, the Company entered into an operating lease agreement with a special purpose entity for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. This special purpose entity is a trust that is owned by a consortium of financial institutions, and the Company has no equity ownership and no managerial involvement in this entity.

      The initial term of this lease extends through June 2005, with one optional two-year renewal period. At the end of the lease, the Company is required to either renew the lease, purchase the property for the lease balance, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of 100% of the original fair value of the land, plus 83% of the original fair value of the buildings and any additional improvements. The fair value of the facilities, upon completion of certain construction activities, is expected to be approximately $75.0 million. Rent expense under this operating lease is equal to the interest expense owed by the special purpose entity to the banks and is a variable amount equal to LIBOR plus 104 basis points (2.9% at December 31, 2001) on approximately $75.0 million. Management believes this lease rate is less than prevailing market lease rates for similar facilities.

      The Company does not consolidate this entity. If accounting rules were to change and the Company was required to consolidate this entity, assets and debt would increase by approximately $75.0 million and the Company would incur an additional depreciation charge of approximately $4.3 million per year. This lease contains certain standard financial covenants which, if not met, may require the Company to repay the approximately $75.0 million to the special purpose entity. The Company is currently in compliance with all covenants and expects to remain in compliance. If the Company were ever required to repay the approximately $75.0 million, then this payment would be recorded as the purchase of land, buildings, and improvements, which the Company is currently leasing. As a result of such payment, the Company would record an asset on its consolidated balance sheet of approximately $75.0 million and would incur an additional depreciation charge of approximately $4.3 million per year.

      As discussed in Note 11, "Commitments and Contingencies," of Notes to Consolidated Financial Statements, the Company may be required to repurchase shares of its Class A Common Stock under a certain stock agreement and has other commitments under operating leases for data processing facilities, office space and computer equipment.

      The Company has no committed line of credit or other borrowings and anticipates that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future.

      During 2001, the Company acquired substantially all of the assets of ARS. The purchase price consists of cash payments of $52.2 million and possible additional payments totaling up to $50.0 million over the next three years. The possible future payments are contingent on ARS achieving certain financial targets over the same period. ARS achieved its financial targets for 2001 and is due a $20.0 million payment during the first quarter of 2002. At the Company's discretion, up to 50% of this payment may be settled in Class A Common Stock of the Company valued at the date of settlement.

CRITICAL ACCOUNTING POLICIES

      The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements.

Revenue Recognition

      The Company provides services under level-of-effort, fixed-price, and unit-price contracts, with the length of contracts ranging up to twelve years.

      Revenue from level-of-effort contracts is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percent of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service. Revenue under these contracts is recognized when the Company performs the services in accordance with contractual performance standards. Customer prepayments are deferred and recognized over future periods as services are delivered or performed.

     For fixed-price contracts, the Company recognizes revenue and profit as these contracts progress using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revisions become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. Costs and estimated earnings in excess of billings, or unbilled revenue, on uncompleted fixed-price contracts totaled $34.0 million and $10.1 million at December 31, 2001 and 2000, respectively, and are included in Other non-current assets in the Company's Consolidated Balance Sheets.

Income Taxes

      The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      At December 31, 2001, the Company had deferred tax assets in excess of deferred tax liabilities of $54.8 million. Based upon the Company's estimates of future taxable income and review of available tax planning strategies, management determined that it is more likely than not that only $43.8 million of such assets will be realized, resulting in a valuation allowance of $11.0 million relating to certain foreign jurisdictions.

      The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company has used tax planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

      Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income include increased competition and a decline in sales or margins.

ACCOUNTING STANDARDS ISSUED

Financial Accounting Standards 141 & 142

      In June 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 provides guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives, and instead requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

      The Company will apply FAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $4.5 million ($0.04 per dilutive share) in 2002. Consistent with the treatment of intangible assets with indefinite lives under FAS 142, the Company will reclassify an assembled workforce intangible asset with an unamortized balance of $5.1 million (along with a related deferred tax liability of $0.5 million) at December 31, 2001, to goodwill at the date of adoption. The Company will test goodwill for impairment as of January 1, 2002, in the first quarter of 2002. The results of such tests are not expected to impact 2002 earnings.

Financial Accounting Standards 144

      In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, but it retains the fundamental provisions of FAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company believes that the adoption of FAS 144 will not have a material impact on its Consolidated Financial Statements.

Financial Accounting Standards Emerging Issues Task Force Issue 01-09

      In November 2001, the Financial Accounting Standards Board Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF consensus concludes that consideration from a vendor to a customer is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Companies are required to adopt EITF 01-09 for fiscal years beginning after December 15, 2001, and are required to reclassify all prior period amounts to conform to the current period presentation. The results of such adoption will have no impact on the Company's financial statements as they have been prepared consistent with the guidance of EITF 01-09 for all periods presented.

Financial Accounting Standards Topic No. D-103

      In November 2001, the Financial Accounting Standards Boards staff announced Topic No. D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." This staff announcement is applicable to companies that provide services as part of their central on-going operations and incur incidental expenses that in practice are commonly referred to as "out-of-pocket" expenses, such as airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Under Topic D-103, reimbursements received for these expenses incurred should be characterized as revenue in the income statement. In some cases, depending on the facts and circumstances, the Company had been recording these reimbursements as a reduction of expense. The Company is required to apply Topic D-103 for fiscal years beginning after December 15, 2001, and is required to reclassify all prior period amounts to conform to the current period presentation. The results of such adoption will increase revenue and expense by approximately $20.0 million for the year ended December 31, 2002, but will have no impact on net income. Due to the immateriality of such reimbursements in prior periods, previously reported revenues and expenses will not be restated upon adoption of this staff announcement.

SUBSEQUENT EVENT

      On January 1, 2002, the Company acquired all of the outstanding shares of Claim Services Resource Group, Inc. ("CSRG"), a corporation that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. Total consideration included $49.4 million in cash (net of $10.3 million of cash acquired) and $3.1 million in the form of 154,376 shares of the Company's Class A Common Stock. The transaction was accounted for as a purchase; accordingly, the results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated financial statements beginning on the acquisition date. The allocation of the excess of the purchase price over the net assets acquired (in the amount of $54.1 million) is pending completion of asset appraisals. The estimated fair value of goodwill will be assigned to the IT Solutions segment and will not be deductible for tax purposes.

RELATED PARTY TRANSACTIONS

      In September 2000, Ross Perot resigned as chief executive officer of the Company. He continues to serve the Company as chairman of the board of directors without cash or non-cash compensation. For the years ended December 31, 2000 and 1999, the Company has recorded compensation expense of $0.6 million and $0.8 million, respectively, with an offset to Additional paid-in capital on the consolidated balance sheets.

      The Company is providing, under a three-year contract, information technology and energy management services for Hillwood Enterprises L.P., which is controlled and partially owned by Ross Perot, Jr. This contract includes provisions under which the Company may be penalized if its actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2001 and 2000, the Company recorded revenue of $1.5 million and $0.4 million and direct cost of services of $1.0 million and $0.2 million, respectively, and is expected to record revenue of approximately $4.6 million over the three-year term. Prior to entering into this arrangement, the Audit Committee reviewed and approved this contract.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules





                                                                          Page
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS

   Index to Consolidated Financial Statements .............................F-1
   Report of Independent Accountants ......................................F-2
   Consolidated Balance Sheets as of December 31, 2001 and 2000 ...........F-3
   Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999 ....................................F-4
   Consolidated Statements of Changes in Stockholders' Equity for
      the years ended December 31, 2001, 2000 and 1999 ....................F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999 ....................................F-6
   Notes to Consolidated Financial Statements .............................F-7 to F-39

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

   Report of Independent Accountants .....................................F-2
   Consolidated Balance Sheets as of December 31, 2001 and 2000 ..........F-3
   Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000 and 1999 ...................................F-4
   Consolidated Statements of Changes in Stockholders' Equity for
      the years ended December 31, 2001, 2000 and 1999 ...................F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999 ...................................F-6
   Notes to Consolidated Financial Statements ............................F-7 to F-39

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Perot Systems Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                      /s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 12, 2002

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                                    2001               2000
                                                                                ------------      ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents ................................................     $    259,178      $    239,688
 Accounts receivable, net .................................................          160,907           176,004
 Prepaid expenses and other ...............................................           24,420            24,877
 Deferred income taxes ....................................................           25,651            16,775
                                                                                ------------      ------------
   Total current assets ...................................................          470,156           457,344
Property, equipment and purchased software, net ...........................           52,426            48,108
Goodwill, net .............................................................          127,161            83,703
Deferred income taxes .....................................................           18,104            24,655
Other non-current assets ..................................................           89,751            59,342
                                                                                ------------      ------------
   Total assets ...........................................................     $    757,598      $    673,152
                                                                                ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .........................................................     $     36,272      $     35,294
 Deferred revenue .........................................................            8,707            20,090
 Accrued compensation .....................................................           20,009            16,333
 Income taxes payable .....................................................           19,443             9,148
 Accrued and other current liabilities ....................................          121,728            82,989
                                                                                ------------      ------------
   Total current liabilities ..............................................          206,159           163,854
Other non-current liabilities .............................................           20,670             8,243
                                                                                ------------      ------------
   Total liabilities ......................................................          226,829           172,097
                                                                                ------------      ------------
Commitments and contingencies

 Stockholders' equity:

 Class A Common Stock; par value $.01; authorized 200,000 shares; issued
   100,239 and 96,295 shares in 2001 and 2000, respectively ...............            1,002               963
 Class B Convertible Common Stock; par value $.01; authorized
   24,000 shares; issued and outstanding 1,784 in 2001 and 2000 ...........               18                18
 Additional paid-in capital ...............................................          331,057           305,320
 Other stockholders' equity ...............................................          206,147           200,637
 Accumulated other comprehensive loss .....................................           (7,455)           (5,883)
                                                                                ------------      ------------
   Total stockholders' equity .............................................          530,769           501,055
                                                                                ------------      ------------
   Total liabilities and stockholders' equity .............................     $    757,598      $    673,152
                                                                                ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    2001              2000              1999
                                                                 -----------      -----------      -----------
Revenue ....................................................     $ 1,204,701      $ 1,105,946      $ 1,151,553
Costs and expenses:
   Direct cost of services .................................         949,708          851,678          875,779
   Selling, general and administrative expenses ............         256,635          197,854          169,176
   Compensation charge related to acquisition ..............              --           22,100               --
                                                                 -----------      -----------      -----------
Operating income (loss) ....................................          (1,642)          34,314          106,598
Interest income, net .......................................           8,860           16,576           10,905
Equity in earnings (loss) of unconsolidated affiliates .....           8,379           (4,342)           8,976
Other income (expense), net ................................          (1,827)          45,160             (650)
                                                                 -----------      -----------      -----------
Income before taxes ........................................          13,770           91,708          125,829
Provision for income taxes .................................          16,441           36,225           50,332
                                                                 -----------      -----------      -----------
       Net income (loss) ...................................     $    (2,671)     $    55,483      $    75,497
                                                                 ===========      ===========      ===========

Basic and diluted earnings (loss) per common share:
   Basic earnings (loss) per common share ..................     $     (0.03)     $      0.58      $      0.85
   Weighted average common shares outstanding ..............          99,437           96,189           88,350
   Diluted earnings (loss) per common share ................     $     (0.03)     $      0.49      $      0.67
   Weighted average diluted common shares outstanding ......          99,437          113,480          113,229


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                                           ACCUMULATED
                                                        ADDITIONAL                            OTHER                       TOTAL
                                               COMMON     PAID-IN    RETAINED    TREASURY  COMPREHENSIVE              STOCKHOLDERS'
                                               STOCK      CAPITAL    EARNINGS      STOCK   INCOME (LOSS)   OTHER*        EQUITY
                                              -------   ----------   --------    --------  -------------  --------    ------------


Balance at January 1, 1999 .................. $   820    $ 72,936    $ 79,512    $  (5,815)   $   699    $  (5,569)   $ 142,583

Issuance of Class A shares at
   initial public offering (7,475 shares) ...      75     108,051          --           --         --           --      108,126
Issuance of Class A shares under
   incentive plans (332 shares) .............       2       4,871          --          129         --           --        5,002
Exercise of stock options for
   Class A shares (5,938 shares) ............      20       1,522          --        6,354         --         (512)       7,384
Exercise of stock options for
   Class B shares (850 shares) ..............       9       3,094          --           --         --           --        3,103
Class A shares repurchased (51 shares) ......      --          --          --         (668)        --           --         (668)
Note repayments and other ...................      --          --          --           --         --        1,417        1,417
Tax benefit of employee options exercised ...      --      35,909          --           --         --           --       35,909
Deferred compensation, net of amortization ..      --         329          --           --         --          832        1,161
Net income ..................................      --          --      75,497           --         --           --       75,497
Other comprehensive income, net of tax
   Unrealized gain on marketable equity
     securities .............................      --          --          --           --     13,992           --       13,992
   Translation adjustment ...................      --          --          --           --     (2,784)          --       (2,784)
                                                                                                                      ---------
 Comprehensive income .......................                                                                            86,705
                                              -------    --------    --------    ---------    -------    ---------    ---------
Balance at December 31, 1999 ................ $   926    $226,712    $155,009    $      --    $11,907    $  (3,832)   $ 390,722

Issuance of Class A shares under
   incentive plans (679 shares) .............       7       7,429          --           --         --           --        7,436
Issuance of Class A shares related to an
   acquisition (1,966 shares) ...............      20      49,980          --           --         --           --       50,000
Exercise of stock options for Class A
   shares (3,251 shares, including 420
   shares from treasury) ....................      28       4,741          --        1,407         --          486        6,662
Class A shares repurchased (1,148 shares) ...      --          --          --       (8,795)        --           --       (8,795)
Note repayments and other ...................      --          --          --           --         --          329          329
Tax benefit of employee options exercised ...      --      16,078          --           --         --           --       16,078
Deferred compensation, net of amortization ..      --         380          --           --         --          550          930
Net income ..................................      --          --      55,483           --         --           --       55,483
Other comprehensive income, net of tax
   Unrealized loss on marketable equity
     securities .............................      --          --          --           --    (13,974)          --      (13,974)
   Translation adjustment ...................      --          --          --           --     (3,816)          --       (3,816)
                                                                                                                      ---------
 Comprehensive income .......................                                                                            37,693
                                              -------    --------    --------    ---------    -------    ---------    ---------
Balance at December 31, 2000 ................ $   981    $305,320    $210,492    $  (7,388)   $(5,883)   $  (2,467)   $ 501,055

Issuance of Class A shares under
   incentive plans (429 shares, including
   119 shares from treasury) ................       3       3,692          --        1,206         --           --        4,901
Exercise of stock options for Class A
   shares (4,873 shares, including 1,239
   shares from treasury) ....................      36       5,427          --        9,920         --          (68)      15,315
Class A shares repurchased (784 shares) .....      --          --          --       (3,738)        --           --       (3,738)
Tax benefit of employee options exercised ...      --      17,128          --           --         --           --       17,128
Deferred compensation, net of amortization ..      --        (510)         --           --         --          861          351
Net loss ....................................      --          --      (2,671)          --         --           --       (2,671)
Other comprehensive loss, net of tax
   Unrealized gain on marketable equity
     securities .............................      --          --          --           --         94           --           94
   Translation adjustment ...................      --          --          --           --     (1,666)          --       (1,666)
                                                                                                                      ---------
 Comprehensive loss .........................                                                                            (4,243)
                                              -------    --------    --------    ---------    -------    ---------    ---------
Balance at December 31, 2001 ................ $ 1,020    $331,057    $207,821    $      --    $(7,455)   $  (1,674)   $ 530,769
                                              =======    ========    ========    =========    =======    =========    =========


* The Other balance as of January 1, 1999 includes $(3,654) of Deferred Compensation and $(1,915) of notes receivable from stockholders.



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                                              2001            2000            1999
                                                                                            ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss) ..................................................................     $  (2,671)     $  55,483      $  75,497
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization ...................................................        35,100         28,154         27,434
      Gain on sale of marketable equity securities ....................................            --        (17,503)            --
      Gain on sale of unconsolidated affiliate ........................................            --        (38,851)            --
      Impairment of long-lived assets .................................................        19,164         17,318             --
      Impairment of investments .......................................................         1,385         16,861             --
      Equity in earnings of unconsolidated affiliates .................................        (9,171)        (4,769)        (8,976)
      Change in deferred income taxes .................................................         2,652          3,242          4,936
      Other ...........................................................................         2,732          2,986          3,888
   Changes in assets and liabilities (net of effects from acquisition of businesses):
         Accounts receivable, net .....................................................        24,690        (11,877)       (40,863)
         Prepaid expenses .............................................................        (4,673)        (4,691)         1,303
         Other current and non-current assets .........................................       (31,802)       (27,569)        (3,240)
         Accounts payable and accrued liabilities .....................................        20,932        (10,393)       (21,714)
         Deferred revenue .............................................................       (10,414)        (4,282)        11,363
         Accrued compensation .........................................................         4,352        (35,035)         4,154
         Income taxes .................................................................        30,881         11,900         19,904
         Other current and non-current liabilities ....................................        11,889           (369)         3,692
                                                                                            ---------      ---------      ---------
            Total adjustments .........................................................        97,717        (74,878)         1,881
                                                                                            ---------      ---------      ---------
            Net cash provided by (used in) operating activities .......................        95,046        (19,395)        77,378
                                                                                            ---------      ---------      ---------
Cash flows from investing activities:
   Purchases of property, equipment and software ......................................       (30,710)       (30,650)       (25,205)
   Proceeds from sale of property, equipment and software .............................            --            111            883
   Proceeds from sale of marketable equity securities .................................            --         26,543             --
   Proceeds from sale of unconsolidated affiliate .....................................            --         55,486             --
   Purchase of software royalty intangible asset ......................................            --        (14,900)            --
   Investment in unconsolidated affiliate .............................................            --        (15,000)            --
   Investments in marketable equity securities ........................................            --             --        (17,000)
   Acquisition of businesses, net of cash acquired of $250 and $13,152, respectively ..       (53,225)       (50,393)            --
   Other ..............................................................................          (233)        (2,489)            --
                                                                                            ---------      ---------      ---------

            Net cash used in investing activities .....................................       (84,168)       (31,292)       (41,322)
                                                                                            ---------      ---------      ---------

Cash flows from financing activities:
   Principal payments on debt and capital lease obligations ...........................          (369)          (447)          (863)
   Proceeds from issuance of common stock .............................................        12,957          5,802        113,336
   Proceeds from issuance of treasury stock ...........................................         2,794            734          5,731
   Purchases of treasury stock ........................................................        (3,738)        (8,795)          (466)
   Other ..............................................................................           198          1,854          1,262
                                                                                            ---------      ---------      ---------
            Net cash provided by (used in) financing activities .......................        11,842           (852)       119,000
                                                                                            ---------      ---------      ---------
Effect of exchange rate changes on cash and cash equivalents ..........................        (3,230)        (3,418)        (5,318)
                                                                                            ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ..................................        19,490        (54,957)       149,738
Cash and cash equivalents at beginning of year ........................................       239,688        294,645        144,907
                                                                                            ---------      ---------      ---------
Cash and cash equivalents at end of year ..............................................     $ 259,178      $ 239,688      $ 294,645
                                                                                            =========      =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Perot Systems Corporation (the "Company" or "Perot Systems") was originally incorporated in the state of Texas in 1988 and on December 18, 1995, the Company reincorporated in the state of Delaware. The Company provides information technology services and business solutions to customers on a worldwide basis. The significant accounting policies of the Company are described below.

      PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries, and all significant intercompany balances and transactions have been eliminated.

            The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the earnings (losses) of these companies is included in consolidated net income. Investments in unconsolidated companies and limited partnerships that are less than 20% owned, where the Company has no significant influence over operating and financial policies, are carried at cost. The Company periodically evaluates whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investments, the underlying assets are written down by charges to expense so that the carrying amount equals the future discounted cash flows.

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



      REVENUE RECOGNITION

            The Company provides services under level-of-effort, fixed-price, and unit-price contracts, with the length of contracts ranging up to twelve years. Revenue from

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


      level-of-effort contracts is based on time and materials, direct costs plus an administrative fee (which may be either a fixed amount or a percentage of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from fixed-price contracts is recognized using the percentage-of-completion method and is earned based on incurred contract costs to date as a percentage of the most recent estimated total contract costs. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Revenue from unit-price contracts is recognized based on technology units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service.

            Billings for products or services for which the Company acts as an agent on behalf of the customer are excluded from the Company's revenue and expense, except to the extent of any mark-up.

            Deferred revenue comprises payments from customers for which services have not yet been performed or prepayments against development work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

      RESEARCH AND DEVELOPMENT COSTS

            Research and development costs are charged to expense as incurred and were $4,125, $1,614 and $1,058 in 2001, 2000 and 1999, respectively.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)

      GOODWILL AND OTHER INTANGIBLES

            Goodwill and other intangibles primarily represent the excess of cost over the fair value of tangible net assets acquired and are amortized on a straight-line basis over their estimated useful lives. Goodwill is amortized over three to fifteen years, and other intangibles are amortized over two to fifteen years.

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

      INCOME TAXES

            The Company uses the liability method to compute the income tax provision. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current and deferred provision for US and foreign income taxes.

            The Company does not provide for foreign withholding and income taxes on the undistributed earnings for its foreign subsidiaries amounting cumulatively to $50,010 at December 31, 2001, and $67,427 at December 31, 2000, as such earnings are intended to be permanently invested in those operations. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

      FOREIGN OPERATIONS

            The consolidated balance sheets include foreign assets and liabilities of $90,850 and $79,013, respectively, as of December 31, 2001, and $112,714 and $81,172, respectively, as of December 31, 2000.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


            The Company periodically enters into foreign currency exchange forward contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward exchange contracts generally have maturities that do not exceed one year.

            The net foreign currency transaction losses reflected in Other income (expense), net, in the consolidated statements of operations, were ($393), ($838) and ($604) for the years ended December 31, 2001, 2000, and
      1999, respectively.

      CONCENTRATIONS OF CREDIT RISK

            Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and accounts receivable. The Company's cash equivalents consist primarily of short-term money market deposits. The Company has deposited its cash equivalents with reputable financial institutions, from which the Company believes the risk of loss to be remote. The Company has accounts receivable from its customers that are engaged in the banking, insurance, healthcare, manufacturing, telecommunications, travel and energy industries and are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, and, therefore, accounts receivable may be impacted. Generally, the Company does not require collateral from its customers, since the receivables are supported by long-term contracts. Management does not believe that any single customer, industry or geographic area represents significant credit risk.

            One customer accounted for 13% of the Company's accounts receivable at December 31, 2001. No customer accounted for 10% or more of the Company's accounts receivable at December 31, 2000.

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

            The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. To date, the Company's use of such instruments has been limited to foreign currency forward contracts. The Company does not currently utilize hedge accounting with regard to these derivatives and records all gains and losses associated with such derivatives in the earnings of the appropriate period. In compliance with Statement of Financial Accounting Standards Board No. ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," the Company

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)



      records the net fair value of the derivatives in Accounts receivable, net, on the consolidated balance sheets.

            The Company accounts for its marketable equity securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reported as a component of Accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are recorded based on the specific identification method.

      TREASURY STOCK

            Treasury stock transactions are accounted for under the cost method. Repurchased treasury stock will be utilized for employee stock plans, acquisitions, and other Company uses. At December 31, 2001, the Company had 154 shares in treasury.

      RECLASSIFICATIONS

            Certain of the amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on the Company's consolidated financial statements.

      STOCK BASED COMPENSATION

            The Company has elected to follow Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25 compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123, "Accounting for Stock Based Compensation," as reflected in Note 8, "Stock Awards and Options."

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         ACCOUNTING STANDARDS ISSUED

         Financial Accounting Standards 141 & 142

                  In June 2001, the Financial Accounting Standards Board issued FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 provides guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives, and instead requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

                  The Company will apply FAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of approximately $4,500 ($0.04 per dilutive share) in 2002. Consistent with the treatment of intangible assets with indefinite lives under FAS 142, the Company will reclassify an assembled workforce intangible asset with an unamortized balance of $5,138 (along with a related deferred tax liability of $473) at December 31, 2001, to goodwill at the date of adoption. The Company will test goodwill for impairment as of January 1, 2002, in the first quarter of 2002. The results of such tests are not expected to impact 2002 earnings.

         Financial Accounting Standards 144

                  In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. However, the statement retains the fundamental provisions of FAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company believes that the adoption of FAS 144 will not have a material impact on its consolidated financial statements.

         Financial Accounting Standards Emerging Issues Task Force Issue 01-09

                  In November 2001, the Financial Accounting Standards Board Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF consensus concludes that consideration from a vendor to a

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         customer is a reduction of the selling price of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Companies are required to adopt EITF 01-09 for fiscal years beginning after December 15, 2001, and are required to reclassify all prior period amounts to conform to the current period presentation. The results of such adoption will have no impact on the Company's financial statements as they have been prepared consistent with the guidance of EITF 01-09 for all periods presented.

         Financial Accounting Standards Topic No. D-103

                  In November 2001, the Financial Accounting Standards Boards staff announced Topic No. D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." This staff announcement is applicable to companies that provide services as part of their central on-going operations and incur incidental expenses that in practice are commonly referred to as "out-of-pocket" expenses, such as airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Under Topic D-103, reimbursements received for these expenses incurred should be characterized as revenue in the income statement. In some cases, depending on the facts and circumstances, the Company had been recording these reimbursements as a reduction of expense. The Company is required to apply Topic D-103 for fiscal years beginning after December 15, 2001, and is required to reclassify all prior period amounts to conform to the current period presentation. The results of such adoption will increase revenue and expense by approximately $20,000 for the year ended December 31, 2002, but will have no impact on net income. Due to the immateriality of such reimbursements in prior periods, previously reported revenues and expenses will not be restated upon adoption of this staff announcement.

2.       ACCOUNTS RECEIVABLE

                  Accounts receivable consist of the following as of December
         31:

                                                         2001           2000
                                                      ---------      ---------
                  Amounts billed ...................  $ 120,998      $ 109,408
                  Amounts to be invoiced ...........     41,316         42,196
                  Recoverable costs and profits ....      2,484         10,366
                  Other ............................     11,959         21,326
                  Allowance for doubtful accounts...    (15,850)        (7,292)
                                                      ---------      ---------
                                                      $ 160,907      $ 176,004
                                                      =========      =========

                  With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed that are invoiced to the customer in the following month. Recoverable costs

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         and profits represent amounts recognized as revenue that have not yet been billed in accordance with the contract terms but are anticipated to be billed within one year. Included in Allowance for doubtful accounts for 2001 is an allowance related to $8,264 in pre-petition receivables from ANC Rental Corporation ("ANC"), which filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in November 2001.

3.       PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

                  Property, equipment and purchased software consist of the following as of December 31:

                                                 2001             2000
                                             ------------      ------------
Owned assets:
   Computer equipment ..................     $     49,194      $     49,800
   Furniture and equipment .............           31,739            32,033
   Leasehold improvements ..............           23,539            17,335
                                             ------------      ------------
                                                  104,472            99,168
      Less accumulated depreciation
         and amortization ..............          (67,684)          (64,234)
                                             ------------      ------------
                                                   36,788            34,934
                                             ------------      ------------

Purchased software .....................           39,752            35,186
     Less accumulated amortization .....          (24,114)          (22,012)
                                             ------------      ------------
                                                   15,638            13,174
                                             ------------      ------------

      Total property, equipment and
         purchased software, net .......     $     52,426      $     48,108
                                             ============      ============

                  Depreciation and amortization expense for property, equipment and purchased software was $26,056, $22,944 and $22,387 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.       ACQUISITIONS

                  On July 26, 2001, the Company acquired substantially all of the assets of Advanced Receivables Strategy, Inc. ("ARS"), a corporation that provides on-site accelerated revenue recovery, consulting and outsourcing services to the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. The purchase price consisted of cash payments which totaled $52,225 (net of $250 in cash acquired) and may include additional payments totaling up to $50,000 in cash or stock, over the next three years. The possible future payments are contingent on ARS achieving certain financial targets over the same period and, at the Company's discretion, up to 50% of this payment

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         may be settled in Class A Common Stock of the Company, valued at the date of settlement. The financial targets for 2001 were met and will result in an additional consideration payment of $20,000 during the first quarter of 2002. Such consideration was accrued as of December 31, 2001. The transaction was accounted for as a purchase; accordingly, the results of operations of ARS and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning on the acquisition date.

                  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                               AS OF
                                                           JULY 26, 2001
                                                           -------------

Current assets ........................................     $     12,455
Property, equipment and purchased software, net .......            1,689
Goodwill ..............................................           58,174
Other non-current assets ..............................              670
                                                            ------------
                                                                  72,988

Current liabilities ...................................             (168)
                                                            ------------
Net assets acquired ...................................     $     72,820
                                                            ============

                  The $58,174 goodwill amount includes $20,000 of additional consideration that was earned in 2001. The estimated fair value of goodwill was assigned to the IT Solutions segment and is expected to be deductible for tax purposes.

                  On March 30, 2000, the Company acquired substantially all of the assets and liabilities of Solutions Consulting, Inc. ("Solutions Consulting"), a Pittsburgh-based enterprise software and e-commerce company. Total consideration included $41,119 in cash (net of $8,881 of cash acquired) and $50,000 in the form of 1,966 shares of the Company's Class A Common Stock. The Company also paid $22,100 in cash for the benefit of Solutions Consulting employees, which was recorded as a compensation charge. The transaction was accounted for as a purchase; accordingly, the purchase price has been allocated to assets and liabilities based on estimated fair values as of the acquisition date. The costs in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $76,411, which is amortized using the straight-line method of amortization over its estimated useful life of fifteen years.

                  The revenues and operating expenses of Solutions Consulting for the first three months of 2000 were included in the consolidated statements of operations for the year ended December 31, 2000, and pre-acquisition operating earnings were eliminated in Other income (expense), net, in the consolidated statements of operations for the same period, as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements." Specifically, Solutions Consulting contributed $11,960, $6,801,

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         and $1,658 toward revenue, direct cost of services, and selling, general and administrative expenses, respectively, during the first quarter of 2000, and $3,501 in pre-tax income related to the first quarter of 2000 was eliminated in Other income (expense), net, in the consolidated statements of operations.

                  The following table reflects pro forma combined results of operations of the Company and Solutions Consulting on the basis that the acquisition had taken place at the beginning of the calendar year for each of the years presented:

                                                     2000           1999
                                                     ----           ----
                                                         (unaudited)
            Revenue                               $1,105,946     $1,211,332
            Income before taxes                       93,681        126,396
            Net income                                56,677         75,838
            Basic earnings per common share             0.59           0.84
            Diluted earnings per common share           0.50           0.66

                  In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2000 and 1999 or of future operations of the combined companies under the ownership and management of the Company.

                  On December 15, 2000, the Company acquired 100% of the equity interests of the outstanding shares of Health Systems Design Corporation ("HSD") for $9,274 in cash (net of $4,271 in cash acquired). HSD provides information systems solutions for organizations that administer health benefits. The transaction was accounted for as a purchase; accordingly, the results of operations of HSD and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements as of the acquisition date through the end of the year. The costs in excess of the estimated fair value of net assets acquired was recorded as goodwill in the amount of $1,902, which is amortized using the straight-line method of amortization over its estimated useful life of five years.

                  Accumulated amortization relating to goodwill was $9,325 and $3,840 as of December 31, 2001 and 2000, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


5.       OTHER NON-CURRENT ASSETS

         UNBILLED REVENUE FROM LONG-TERM SERVICE CONTRACTS

                   Costs and estimated earnings in excess of billings on uncompleted contracts totaled $34,003 and $10,050 at December 31, 2001 and 2000, respectively. These amounts represent revenues earned under long-term service contracts, calculated and recognized using the percentage-of-completion method of accounting. These revenues will be billed in the future as specified in the terms of the related contracts.

         INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

                  In 1996, the Company entered into a joint venture with HCL Corporation Limited and HCL Europe Limited whereby the Company owns 50% of HCL Perot Systems N.V. ("HPS"), an information technology services company based in India. The Company contributed capital of $500 and $1,760 to HPS during 1997 and 1996, respectively, and is required to contribute additional capital up to a limit of $6,900, on a call basis. The Company's investment in HPS at December 31, 2001 and 2000 was $27,299 and $18,128, respectively. HPS provided subcontractor services to the Company totaling $20,649, $26,071 and $28,670 for 2001, 2000 and
         1999, respectively.

                  In 1996, the Company acquired 40% of the equity interest in Systor AG ("Systor"), a Swiss information services company, from UBS AG as part of a larger services agreement. In January 2000, the Company sold its 40% equity interest in Systor to UBS Capital B.V. for a purchase price of $55,486, resulting in a $38,851 pretax gain, which is included in Other income (expense), net in the consolidated statements of operations. UBS Capital B.V. was the holder of the remaining 60% interest in Systor.

                  In July 2000, the Company entered into a joint venture whereby the Company owns 50% of BillingZone, LLC ("BillingZone"), which provides business-to-business electronic bill presentment and payment services. The Company made cash contributions to the joint venture totaling $15,000 in 2000 and recorded losses of $791 and $13,438 for 2001 and 2000, respectively, which are included in Equity in earnings
         (loss) of unconsolidated affiliates in the consolidated statements of operations. In 2000, the loss included a charge of $9,111 to adjust the carrying amount of this investment in accordance with the provisions of APB 18, "The Equity Method of Accounting for Investments in Common Stock," reflecting the revised projections by BillingZone of future product development costs and operating expenses.

                  The Company provided certain services to the joint venture and recorded revenues of $110 and $4,708 and direct cost of services of $653 and $2,408 during 2001 and 2000, respectively. In connection with these services, the Company

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         recorded a net return of its investment in the joint venture totaling $771 for 2001 and 2000, respectively.

                  No dividends or distributions were received from investments in unconsolidated affiliates in 2001. The amount of cumulative undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $26,271, $17,041 and $21,172 for 2001, 2000 and 1999, respectively.

         SOFTWARE ROYALTY AND CONTRACT RIGHTS

                  In August 2000, the Company and ANC committed to enter into an agreement to extend the term of ANC's original services contract and to reduce the Company's royalty obligations to them. Royalties are generally payable to ANC in connection with the future licensing to third parties of the intellectual property developed by the Company for them. As part of the agreement, which was executed in October 2000, the Company paid ANC $25,000. Utilizing the guidance in APB 17, "Intangible Assets," the Company allocated $10,100 to contract rights and the remaining $14,900 to a software royalty intangible asset.

                  At December 31, 2000, the Company reviewed these assets for impairment and determined that the value assigned to the software royalty intangible asset of $14,900 was impaired. This impairment was the result of the loss of sales prospects for the license of the related intellectual property. Further, no material viable alternative market for this intangible asset could be identified. Accordingly, the entire amount allocated to the software royalty intangible asset was charged to Selling, general and administrative expenses in the consolidated statements of operations.

                  The net book value of the contract rights of $10,100 was being amortized to revenue over the seven-year contract extension. In November 2001, ANC filed for bankruptcy protection. At that time, the Company determined that the contract rights were impaired. Accordingly, the unamortized balance of $8,477 was charged to Direct costs of services in the consolidated statements of operations.

         MARKETABLE EQUITY SECURITIES

                  In May 1999, the Company purchased 1,000 common shares (approximately 3% voting interest) in the initial public offering of TenFold Corporation ("TenFold") for $17,000. Through a series of transactions during 2000, the Company sold 500 shares of its 1,000 shares of TenFold common stock. The total proceeds and realized gains on these transactions were $23,992 and $14,952 ($9,046 net of tax), respectively. At December 31, 2000, the Company concluded that the remaining investment in TenFold had experienced a decline in value that was considered to be other than temporary. Accordingly, the remaining shares were written down to their fair market value of $750, thereby realizing a loss of $7,750 ($4,689 net of tax). At March 31, 2001, the Company concluded that this investment had experienced an

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         additional decline in value, which was considered to be other than temporary, and the remaining shares were written down to their fair market value of $156, thereby realizing a loss of $594 ($359 net of tax). All realized gains and losses related to the investment in TenFold are included in Other income (expense), net, in the consolidated statements of operations.

                  At December 31, 2001, the fair market value of this investment was $330 and the unrealized gain of $174 ($108 net of tax) was classified in Accumulated other comprehensive loss on the consolidated balance sheets.

6.       ACCRUED AND OTHER CURRENT LIABILITIES

                  Accrued and other current liabilities consist of the following as of December 31:

                                                 2001             2000
                                             ------------     ------------
Operating expenses .....................     $    102,503     $     60,092
Taxes other than income, insurance,
     rents, licenses and maintenance ...            5,834            5,541
Contract-related and other .............           13,391           17,356
                                             ------------     ------------
                                             $    121,728     $     82,989
                                             ============     ============

         OPERATING EXPENSES

                  At December 31, 2001, Operating expenses includes the accrual for $20,000 of additional consideration for ARS that was earned in 2001 but will not be paid until the first quarter of 2002 (as discussed in Note 4). In addition, this amount includes $18,454 related to the current portion of the remaining liabilities associated with the Company's realigned operating structure (see Note 17) and $4,200 for contract-related expenses associated with ANC's bankruptcy.

         CONTRACT-RELATED AND OTHER

                  Contract-related and other accrued liabilities includes liabilities recorded for both corporate and contract-related needs. Contract-related accrued liabilities represent provisions to match contract-related expenses to the period in which revenues from those contracts are recognized. These include claims made by customers for services that require additional effort, costs or settlements by the Company to satisfy contractual requirements. The Company continually monitors contract performance in light of customer expectations, the complexity of work, project plans, delivery schedules and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


7.       COMMON AND PREFERRED STOCK

         CLASS A COMMON STOCK

                  On February 2, 1999 (the "IPO Date"), the Company completed an initial public offering of 7,475 shares of Class A Common Stock at an initial public offering price of $16.00 per share. Net proceeds to the Company were $108,126.

         CLASS B CONVERTIBLE COMMON STOCK

                  The Class B shares were authorized in conjunction with the provisions of the original UBS AG service agreements, which were signed in January 1996. Class B shares are non-voting and convertible, but otherwise are equivalent to the Class A shares.

                  Under the terms and conditions of the UBS AG agreements, each Class B share shall be converted, at the option of the holder, on a share-for-share basis, into a fully paid and non-assessable Class A share upon sale of the share to a third-party purchaser under one of the following circumstances: 1) in a widely dispersed offering of the Class A shares; 2) to a purchaser of Class A shares who prior to the sale holds a majority of the Company's stock; 3) to a purchaser who after the sale holds less than 2% of the Company's stock; 4) in a transaction that complies with Rule 144 under the Securities Act of 1933, as amended; or 5) any sale approved by the Federal Reserve Board of the United States.

                  During 1997, the Company concluded the renegotiation of the terms of its strategic alliance with UBS AG. Under these terms and conditions the Company sold to UBS AG 100 shares of the Company's Class B stock at a purchase price of $3.65 per share. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These shares vest ratable over the ten-year term of the agreement on a monthly basis. In the event of termination of the agreement, the Company would have the right to buy back any previously acquired unvested shares for the original purchase price of $3.65 per share. Additionally, as discussed in Note 8, "Stock Awards and Options," options were issued to UBS under this agreement.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


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

                  In the first quarter of 2002, UBS converted all outstanding shares of Class B Common Stock to shares of Class A Common Stock.

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

         PREFERRED STOCK

                  In July 1998, the Board of Directors of the Company approved an amendment to the Company's Certificate of Incorporation which authorized 5,000 shares of Preferred Stock, the rights, designations, and preferences of which may be designated from time to time by the Board of Directors.

                  On January 5, 1999, the Company's Board of Directors authorized two series of Preferred Stock in connection with the adoption of a Shareholder Rights Plan: 200 shares of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and 10 shares of Series B Junior Participating Preferred Stock, par value $.01 per share (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Preferred Stock").

         STOCKHOLDER RIGHTS PLAN

                  The Company has entered into a Stockholder Rights Plan, pursuant to which one Class A Right and one Class B Right ("Right," or together, the "Rights") is attached to each respective share of Class A and Class B Common Stock. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A or Series B Preferred Stock, at a purchase price

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         of $55.00 per share, subject to adjustment. These Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of these Rights may deter certain acquirors from making takeover proposals or tender offers.

         EMPLOYEE STOCK PURCHASE PLAN

                  In July 1998, the Board of Directors adopted an employee stock purchase plan (the "ESPP"), which provides for the issuance of a maximum of 20,000 shares of Class A Common Stock. The ESPP became effective on the IPO Date. During 2000, the ESPP was amended such that this plan was divided into separate U.S. and Non U.S. plans in order to ensure that United States employees continue to receive tax benefits under Section 421 and 423 of the United States Internal Revenue Code. Following this division of the ESPP into the two separate plans, an aggregate of 19,736 shares of Class A Common Stock were authorized for sale and issuance under the two plans. Eligible employees may have up to 10% of their earnings withheld to be used to purchase shares of the Company's common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

8.       STOCK AWARDS AND OPTIONS

         RESTRICTED STOCK PLAN

                  In 1988, the Company adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees and to reward outstanding performance. The Company may issue up to a total of 109,000 shares of the Company's Class A Common Stock under this plan, the 2001 Plan, the 1991 Plan, and the Advisor Plan. Employees selected by management may elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A common shares over a five-to-ten year period. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. The Company may repurchase unvested shares and, under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees' cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal. For the year ended December 31, 1999, 81 shares of the Company's Class A common stock were granted under the Restricted Stock Plan. The aggregate weighted average grant-date fair value for the shares granted in 1999 was $2,075. No shares were granted under the plan during 2001 and 2000. During 2001 this plan was terminated; however, provisions of the Restricted Stock Plan will remain in effect for outstanding stock.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         2001 STOCK OPTION PLAN

                  In 2001, the Company adopted the 2001 Long-Term Incentive Plan (the "2001 Plan") under which employees, directors, or consultants may be granted stock options, stock appreciation rights, and restricted stock or may be issued cash awards, or a combination thereof. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options. The exercise price of any incentive stock option issued is the fair market value on the date of grant, the term of which may be no longer than ten years. The exercise price of a nonstatutory stock option may be no less than 85% of the fair market value on the date of grant, the term of which may be no longer than eleven years. The vesting period for all options are determined upon grant date and usually vest over a three-to-ten year period, and in some cases can be accelerated through attainment of performance criteria.

         1991 STOCK OPTION PLAN

                  In 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), which was amended in 1993 and 1998. Pursuant to the 1991 Plan, options to purchase the Company's Class A common shares can be granted to eligible employees. Prior to the IPO Date, such options were generally granted at a price not less than 100% of the fair value of the Company's Class A common shares, as determined by the Board of Directors, and based upon an independent third-party valuation. Subsequent to the IPO Date, the exercise price for options issued is the fair market value of the shares on the date of grant. The stock options vest over a three-to-ten year period based on the provisions of each grant, and in some cases can be accelerated through attainment of financial performance criteria. The options are usually exercisable from the vesting date until the date one year after the entire option grant has vested. Unexercised vested options are cancelled following the expiration of a certain period after the employee leaves the employment of the Company. During 2001 this plan was terminated; however, provisions of the 1991 Plan will remain in effect for outstanding options.

         ADVISOR STOCK OPTION/RESTRICTED STOCK INCENTIVE PLAN

                  In 1992, the Company adopted the Advisor Stock Option/Restricted Stock Incentive Plan (the "Advisor Plan"), which was modified in 1993, to enable non-employee directors and advisors to the Company and consultants under contract with the Company to acquire shares of the Company's Class A Common Stock at a price not less than 100% of the fair value of the Company's stock, as determined by the Board of Directors and based upon an independent third-party valuation. The options and shares are subject to a vesting schedule and to restrictions associated with their transfer. Under certain circumstances, the shares can be repurchased by the Company at cost plus interest at 8% from the date of issuance. During 2001 this plan was

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         terminated; however, provisions of the Advisor Plan will remain in effect for outstanding stock and options, but no new issuances will be made pursuant to the plan.

         1996 NON-EMPLOYEE DIRECTOR STOCK OPTION/RESTRICTED STOCK INCENTIVE PLAN

                  In 1996, the Company adopted the 1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (the "Director Plan"). The Director Plan provides for the issuance of up to 800 Class A common shares or options to Board members who are not employees of the Company. Shares or options issued under the plan would be subject to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance.

         CLASS B STOCK OPTIONS UNDER THE UBS AG AGREEMENT

                  Under the terms and conditions of the UBS AG agreement, which was renegotiated in 1997, the Company sold to UBS AG options to purchase 7,234 shares of the Company's Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. These options are exercisable immediately and, for a period of five years after the date that such options become vested, at an exercise price of $3.65 per share. The 7,234 shares of Class B Common Stock subject to options vest at a rate of 63 shares per month for the first five years of the ten-year agreement, and at a rate of 58 shares per month thereafter. In the event of termination of the UBS Warburg EPI Agreement, options to acquire unvested shares would be forfeited. UBS AG exercised 834 options in the third quarter of 1998 and an additional 850 options in the second quarter of 1999.

         DEFERRED COMPENSATION

                  The Company recorded $4,027 of deferred compensation expense for options granted in 1998, representing the difference between the option exercise price and the fair value of the underlying common stock. The Company recognized $284, $374 and $360 of compensation expense during the years ended December 31, 2001, 2000 and 1999, respectively, and will amortize the remaining deferred compensation ratably over the respective vesting periods of the option grants. The estimated amount of compensation expense to be recognized, excluding consideration of future forfeitures, is approximately $202 for each year from 2002 through 2008.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         STOCK OPTIONS

                  Activity in options for Class A Common Stock:

                                                                     DIRECTOR &                                   WEIGHTED
                                                                      ADVISOR         OTHER                        AVERAGE
                                        2001 PLAN     1991 PLAN        PLANS         OPTIONS         TOTAL          PRICE
                                       -----------   -----------    -----------    -----------    -----------    ------------

Outstanding at January 1, 1999 .....            --        28,431            244            327         29,002    $      1.62
Granted ............................            --        13,749             40             --         13,789          11.70
Exercised ..........................            --        (5,699)           (12)          (227)        (5,938)          1.33
Forfeited ..........................            --        (3,036)           (56)            (6)        (3,098)          6.07
                                       -----------   -----------    -----------    -----------    -----------
Outstanding at December 31, 1999 ...            --        33,445            216             94         33,755           5.38
                                       ===========   ===========    ===========    ===========    ===========
Exercisable at December 31, 1999 ...            --         5,420             53             59          5,532           2.62

Outstanding at January 1, 2000 .....            --        33,445            216             94         33,755           5.38
Granted ............................            --        28,846             --             --         28,846          19.05
Exercised ..........................            --        (3,251)            --             --         (3,251)          1.90
Forfeited ..........................            --        (7,508)            (8)           (94)        (7,610)         13.89
                                       -----------   -----------    -----------    -----------    -----------
Outstanding at December 31, 2000 ...            --        51,532            208             --         51,740          11.97
                                       ===========   ===========    ===========    ===========    ===========
Exercisable at December 31, 2000 ...            --         7,518             84             --          7,602           5.83

Outstanding at January 1, 2001 .....            --        51,532            208             --         51,740          11.97
Granted ............................         2,717         1,216             80             --          4,013          15.17
Exercised ..........................            --        (4,874)            --             --         (4,874)          3.26
Forfeited ..........................            --       (10,387)            --             --        (10,387)         12.08
                                       -----------   -----------    -----------    -----------    -----------
Outstanding at December 31, 2001 ...         2,717        37,487            288             --         40,492          13.30
                                       ===========   ===========    ===========    ===========    ===========
Exercisable at December 31, 2001 ...             2         8,593            118             --          8,713          10.14

         The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2001:

                                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             -----------------------------------             -------------------
                                        WEIGHTED       WEIGHTED                         WEIGHTED
                                         AVERAGE        AVERAGE                          AVERAGE
             RANGE                      EXERCISE       REMAINING                        EXERCISE
          OF PRICES          NUMBER       PRICE          LIFE                NUMBER       PRICE
          ---------          ------     --------       ---------             ------     --------
         $0.25 - $5.00         9,596     $  1.70         4.80                 3,501     $  1.82
         $5.01 - $10.00        3,219        9.73         6.70                   463        9.69
         $10.01 - $15.00      11,609       11.33         7.19                 2,558       10.97
         $15.01 - $20.00       4,717       17.75         6.18                   711       17.92
         $20.01 - $25.00      11,351       24.29         7.45                 1,480       24.80
                              ------                                          -----

         Total                40,492       13.30         6.54                 8,713       10.14
                              ======                                          =====

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


                  As previously noted, the Company has continued to account for its employee and non-employee director stock option activity under APB
         25. Had the Company elected to adopt FAS 123, the pro forma impact on net income and earnings per share would have been as follows:

                                                          2001            2000           1999
                                                      -----------     -----------    -----------
         Net income (loss)
               As reported ......................     $   (2,671)     $   55,483     $   75,497
               Pro forma ........................     $  (14,371)     $   41,091     $   72,562

         Basic earnings (loss) per common share
               As reported ......................     $    (0.03)     $     0.58     $     0.85
               Pro forma ........................     $    (0.14)     $     0.43     $     0.82

         Diluted earnings (loss) per common share
               As reported ......................     $    (0.03)     $     0.49     $     0.67
               Pro forma ........................     $    (0.14)     $     0.36     $     0.64

                  All options granted by the Company in 2001, 2000 and 1999 were granted at the per share fair market value in effect on the grant date. Vesting of options differs based on the terms of each option. Typically, options either vest ratably over the vesting period, vest at the end of the vesting period, or vest based on the attainment of various criteria. Prior to the IPO Date, the fair value of each option grant was estimated on the grant date using the Minimum Value Stock option-pricing model. Subsequent to this date, the Black-Scholes option pricing model was utilized by the Company. The weighted average risk free interest rates used were 4.54%, 6.42%, and 4.68% for the years ended December 31, 2001, 2000, and 1999, respectively. Volatility was estimated to be 55%, 45% and 35% for the years ended December 31, 2001, 2000 and 1999, respectively. With the exception of certain grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year, for all periods presented. The expected life for cliff vesting grants was equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. The expected dividend yield for all periods is 0%. The weighted average grant-date fair value per share of options granted in 2001, 2000 and 1999 was $7.67, $9.19 and $4.56, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


9.       INCOME TAXES

                  Income (loss) before taxes for the years ended December 31 was as follows:

                                  2001            2000           1999
                                --------        --------       --------
         Domestic .......       $ 25,888        $ 87,707       $ 83,192
         Foreign ........        (12,118)          4,001         42,637
                                --------        --------       --------
                                $ 13,770        $ 91,708       $125,829
                                ========        ========       ========

                  The provision for income taxes charged to operations was as follows:

                                           2001           2000             1999
                                       -----------     -----------     -----------
Current:
  U.S. federal ....................    $    12,922     $    29,681     $    26,092
  State and local .................          1,719           5,052           4,268
  Foreign .........................           (852)         (1,750)         15,036
                                       -----------     -----------     -----------
Total current .....................         13,789          32,983          45,396
                                       -----------     -----------     -----------

Deferred:
  U.S. federal ....................         (2,922)            473           5,107
  State and local .................            820              89             957
  Foreign .........................          4,754           2,680          (1,128)
                                       -----------     -----------     -----------
Total deferred ....................          2,652           3,242           4,936
                                       -----------     -----------     -----------
Total provision for income taxes ..    $    16,441     $    36,225     $    50,332
                                       ===========     ===========     ===========

                  Taxes payable are reduced by $17,128, $16,078 and $35,909 in 2001, 2000 and 1999, respectively, due to the benefit of stock options exercised during those years. This benefit is recorded as an increase to Additional paid-in-capital on the consolidated balance sheets.

                  The Company has foreign net operating loss carryforwards of $20,693 to offset future foreign taxable income that do not expire, except for $191 which expires in 2006 and $15 which expires in 2007. The Company also has U.S. federal net operating loss carryforwards of $14,372 which may be used to offset future taxable income and will begin to expire in 2010.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


                  Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                    2001          2000
                                                  --------      --------
         Property and equipment .............     $  7,514      $  7,230
         Accrued liabilities ................       24,680        14,467
         Intangible assets ..................       12,793        15,888
         Bad debt reserve ...................        5,824         2,162
         Loss carryforwards .................       12,057         1,642
         Equity investments .................        4,765         6,544
         Other ..............................        1,262           798
                                                  --------      --------
         Gross deferred tax assets ..........       68,895        48,731
                                                  --------      --------

         Unrealized gain on marketable equity
              securities ....................          (69)          (11)
         Equity investments .................       (9,895)       (6,579)
         Intangible assets ..................       (3,487)           --
         Other ..............................         (688)         (711)
                                                  --------      --------
         Gross deferred tax liabilities .....      (14,139)       (7,301)
                                                  --------      --------

         Valuation allowance ................      (11,001)           --
                                                  --------      --------

         Net deferred tax asset .............     $ 43,755      $ 41,430
                                                  ========      ========

                  The Company has established a valuation allowance for deferred tax assets related to certain foreign operations, as management believes there is significant uncertainty regarding the realization of those foreign deferred tax assets.

                  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

                                                          2001             2000             1999
                                                      ------------     ------------     ------------

         Statutory U.S. tax rate .................    $      4,819     $     32,098     $     44,040
         State and local taxes ...................             777            3,508            3,328
         Nondeductible items .....................             614              459            1,255
         Nondeductible amortization and
              write-off of intangible assets .....             445              281            1,108
         U.S. rates in excess of foreign
              rates and other ....................          (1,215)            (121)             601
                                                      ------------     ------------     ------------
                                                             5,440           36,225           50,332
         Valuation allowance .....................          11,001               --               --
                                                      ------------     ------------     ------------
Total provision for income taxes .................    $     16,441     $     36,225     $     50,332
                                                      ============     ============     ============

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


10.      SEGMENT AND CERTAIN GEOGRAPHIC DATA

                  The Company's operations are classified into two primary lines of business, which are also reportable segments. These lines of business are IT Solutions and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing as well as high value short-term projects and consulting capabilities. The Consulting segment provides services relating to the implementation of enterprise resource planning, supply chain management, design, development, implementation, and maintenance of applications, and various other activities. The Company's remaining operating areas and corporate activities are included in the "Other" category.

                  The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations before income taxes, exclusive of charges related to the Company's realigned operating structure and unusual and nonrecurring items. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage. The "Other" category includes charges related to the Company's realigned operating structure and unusual and nonrecurring items, including a separately identifiable operation that the Company exited, and the amortization of goodwill and related intangible assets associated with the acquisition of Solutions Consulting.

                  Corporate controlled assets, such as cash and cash equivalents and deferred income taxes, are included in the "Other" category, as well as goodwill and related intangible assets associated with Solutions Consulting.

                  The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2001, 2000 and 1999:

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)

                                                          IT
                                                      SOLUTIONS      CONSULTING        OTHER             TOTAL
                                                    ------------    ------------    ------------     ------------
           2001:

               Revenue .........................    $  1,142,181    $     62,031    $        489     $  1,204,701
               Depreciation and amortization ...          18,008           2,570          14,522           35,100
               Income (loss) before taxes ......         104,981           2,142         (93,353)          13,770
               Total assets ....................         383,362          10,808         363,428          757,598

           2000:

               Revenue .........................    $  1,013,277    $     77,436    $     15,233     $  1,105,946
               Depreciation and amortization ...          12,250           2,411          13,493           28,154
               Income (loss) before taxes ......          94,386          13,800         (16,478)          91,708
               Total assets ....................         308,684          26,166         338,205          673,152

           1999:

               Revenue .........................    $  1,087,410    $     36,457    $     27,686     $  1,151,553
               Depreciation and amortization ...          13,782           1,465          12,187           27,434
               Income (loss) before taxes ......         100,707          10,922          14,200          125,829
               Total assets ....................         226,531           6,381         381,053          613,965

                  Summarized below is the financial information for each geographic area as defined by FAS 131, "Disclosures about Segments of an Enterprise and Related Information." "All Other" includes financial information from the following geographic areas: Hong Kong, Japan, Singapore, Netherlands, Germany, France, Ireland, Switzerland, Luxembourg, and Belgium.

                                                          2001           2000             1999
                                                      ------------    ------------    ------------
          United States:
               Total revenue .....................    $    891,044    $    802,570    $    760,873
               Long-lived assets at December 31 ..         265,772         174,884         103,033
          United Kingdom:
               Total revenue .....................         152,094         153,701         241,002
               Long-lived assets at December 31 ..           2,166           4,235           4,347
          All Other:
               Total revenue .....................         161,563         149,675         149,678
               Long-lived assets at December 31 ..           1,400           1,809           2,702
          Consolidated:
               Total revenue .....................       1,204,701       1,105,946       1,151,553
               Long-lived assets at December 31 ..         269,338         180,928         110,082

                  Greater than 10% of the Company's revenue was earned from one customer for the year ended December 31, 2001, 2000 and 1999. Revenue from this customer comprised 24% of total revenue in 2001, 24% of total revenue in 2000, and 30% of total revenue in 1999.

11.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES AND MAINTENANCE AGREEMENTS

                  In June 2000, the Company entered into an operating lease agreement with a special purpose entity for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. This special purpose

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         entity is a trust that is owned by a consortium of financial institutions, and the Company has no equity ownership and no managerial involvement in this entity.

                  The initial term of this lease extends through June 2005, with one optional two-year renewal period. At the end of the lease, the Company is required to either renew the lease, purchase the property for the lease balance, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of 100% of the original fair value of the land, plus 83% of the original fair value of the buildings and any additional improvements. The fair value of the facilities, upon completion of certain construction activities, is expected to be approximately $75,000. Commitments for rent under this operating lease are included in future minimum commitments below. Rent expense under this operating lease is equal to the interest expense owed by the special purpose entity to the banks, and is a variable amount equal to LIBOR plus 104 basis points (2.9% at December 31, 2001) on approximately $75,000. Management believes this lease rate is currently less than prevailing market lease rates for similar facilities.

                  The Company does not consolidate this entity. If accounting rules were to change and the Company was required to consolidate this entity, assets and debt would increase by approximately $75,000 and the Company would incur an additional depreciation charge of approximately $4,300 per year. This lease contains certain standard financial covenants which, if not met, may require the Company to repay approximately $75,000 to the special purpose entity. The Company is currently in compliance with all covenants and expects to remain in compliance. If the Company were ever required to repay approximately $75,000, then this payment would be recorded as the purchase of land, buildings, and improvements, which the Company is currently leasing. As a result of such payment, the Company would record an asset on its consolidated balance sheet of approximately $75,000 and would incur an additional depreciation charge of approximately $4,300 per year.

                  The Company has commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to eleven years.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         Future minimum commitments under these agreements as of December 31, 2001, are as follows:

               YEAR ENDING                        LEASE AND MAINTENANCE
               DECEMBER 31:                            COMMITMENTS
               ------------                       ---------------------
               2002 ............................        $  36,600
               2003 ............................           25,879
               2004 ............................           22,608
               2005 ............................           18,076
               2006 ............................           15,426
               Thereafter ......................           30,327
                                                        ---------
                     Total                              $ 148,916
                                                        =========

                  Minimum payments have not been reduced by minimum sublease rentals of $3,982 due in the future under non-cancelable subleases. The Company is obligated under certain operating leases for its pro rata share of the lessors' operating expenses. Rent expense was $32,215, $33,765, and $35,517 for 2001, 2000, and 1999, respectively.
         Additionally, as of December 31, 2001, the Company maintained a loss accrual of $29,769 in connection with the planned abandonment of certain leased properties.

         CONTRACT-RELATED CONTINGENCIES

                  The Company has certain contingent liabilities that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain level-of-effort or performance measurements, certain cost-savings guarantees or the delivery of certain services by a specified deadline. The Company believes that the ultimate liability, if any, incurred under these contract provisions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         FOREIGN CURRENCY EXCHANGE FORWARD CONTRACTS

                  At December 31, 2001, the Company had seven forward contracts in various currencies in the amount of $9,430. These contracts expired on January 31, 2002.

                  The estimated fair value of the Company's forward exchange contracts using bank or market quotes and the year end foreign exchange rates was a net liability of $60 as of December 31, 2001. The Company's remaining risk associated with this transaction is the risk of default by the bank, which the Company believes to be remote.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         CONTINGENT PUT RIGHTS

                  Under the terms of a certain stock agreement, a total of 1,000 shares of Class A Common Stock are subject to contingent put rights at December 31, 2001. Under this agreement the holder may require the Company to repurchase the shares at the original cost plus 8% interest, accrued from the date of purchase, in the event the holder's employment or directorship terminates.

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

                  In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., have been filed in the United States District Court for the Southern District of New York. Approximately 800 lawsuits that are substantially similar to the lawsuits against the Company have been filed against approximately 180 issuers and 40 investment banks during the past year. The lawsuits involving the Company focus on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuits allege that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuits also allege that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it and certain of its current and former officers are without merit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                  In December 2001, Siemens Medical Solutions Health Services Corporation filed a lawsuit against the Company's subsidiary, PSC Healthcare Software, Inc. (formerly known as Health Systems Design Corporation ("HSD")) alleging breach of contract and fraud by HSD for failing to complete the development and delivery of a computer software product. Siemens seeks damages in excess of $10,000. The Company does not believe that the outcome of this litigation will have a material

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         adverse effect on the Company's financial condition, results of operations or cash flows.

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

12.      RETIREMENT PLAN AND OTHER EMPLOYEE TRUSTS

                  During 1989, the Company established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. In 2001, the plan allowed eligible employees to contribute between 1% and 20% of their annual compensation, including overtime pay, bonuses and commissions. The plan was amended effective January 1, 2000, to change the Company's contribution to a formula matching 100% of employees' contributions, up to a maximum Company contribution of 4%. The plan was also amended to provide 100% vesting of all existing Company matching contributions for active employees and immediate vesting of any future Company matching contributions. Employees are not allowed to invest funds in the Company's Class A Common Stock. The plan does allow for the Company's matching contribution to be paid in the form of Class A Common Stock, and employees are not restricted in selling any such stock. The Company's contributions, which were all made in cash, were $12,527, $12,319, and $11,830 for the years ended December 31, 2001, 2000, and 1999, respectively.

13.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    2001           2000              1999
                                                                               ------------    ------------     ------------
Cash paid (received) during the year for:

  Interest ................................................................    $        229    $         83     $        321
                                                                               ============    ============     ============

  Income taxes ............................................................    $    (17,839)   $     21,284     $     27,681
                                                                               ============    ============     ============

Non-cash investing and financing activities:

  Issuance of common stock for acquisition of businesses ..................    $         --    $     50,000     $         --
                                                                               ============    ============     ============

  Tax benefit of employee options exercised ...............................    $     17,128    $     16,078     $     35,909
                                                                               ============    ============     ============

  Unrealized gain (loss) on marketable equity securities, net of tax ......    $         94    $    (13,974)    $     13,992
                                                                               ============    ============     ============

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


14.      RELATED PARTY TRANSACTIONS

                  In September 2000, Ross Perot resigned as chief executive officer of the Company. He continues to serve the Company as chairman of the board of directors without cash or non-cash compensation. For the years ended December 31, 2000 and 1999, the Company has recorded compensation expense of $556 and $780, respectively, with an offset to Additional paid-in capital on the consolidated balance sheets.

                  The Company is providing, under a three-year contract, information technology and energy management services for Hillwood Enterprises L.P., which is controlled and partially owned by Ross Perot, Jr. This contract includes provisions under which the Company may be penalized if its actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2001 and 2000, the Company recorded revenue of $1,511 and $358 and direct cost of services of $1,032 and $203, respectively, and is expected to record revenue of approximately $4,600 over the three-year term. Prior to entering into this arrangement, the Audit Committee reviewed and approved this contract.

15.      EARNINGS (LOSS) PER SHARE

                  The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

                                                               2001             2000            1999
                                                           ------------     ------------    ------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .....................................    $     (2,671)    $     55,483    $     75,497
                                                           ============     ============    ============

Weighted average common shares outstanding ............          99,437           96,189          88,350
                                                           ============     ============    ============

Basic earnings (loss) per common share ................    $      (0.03)    $       0.58    $       0.85
                                                           ============     ============    ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .....................................    $     (2,671)    $     55,483    $     75,497
                                                           ============     ============    ============

Weighted average common shares outstanding ............          99,437           96,189          88,350
Incremental shares assuming dilution ..................              --           17,291          24,879
                                                           ------------     ------------    ------------
Weighted average diluted common shares outstanding ....          99,437          113,480         113,229
                                                           ============     ============    ============

Diluted earnings (loss) per common share ..............    $      (0.03)    $       0.49    $       0.67
                                                           ============     ============    ============

                  For the year ended December 31, 2001, 46,042 options to purchase shares of the Company's common stock were excluded from the calculation of diluted earnings (loss) per common share because the impact was antidilutive given the reported net loss for the period. At December 31, 2000, options to purchase 18,662 shares of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise price for

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         these options were greater than the average actual share price for the year ended December 31, 2000.

16.      TERMINATION OF MAJOR CONTRACT

                  The Company provided services for East Midlands Electricity
         (IT) Limited ("EME") under an agreement entered into during 1992, as amended. Under the terms and conditions of this agreement, EME had the right to terminate its relationship with the Company following a change in control of EME. In July 1998, EME was acquired and exercised this right. This termination was completed during 1999, and the Company received a cash payment of $10,620, which was fully recognized as revenue. Related expenses of $2,591 were charged to Direct cost of services and the resulting gain of $8,029 was included in Operating income (loss) in the consolidated statements of operations for the year ended December 31, 1999.

17.      REALIGNED OPERATING STRUCTURE

                  During 2001, the Company realigned its operating structure in order to strengthen the Company's market position and reduce its costs. This realignment resulted in non-recurring charges of $74,690, of which $33,713 was recorded during the first quarter of 2001 and $40,977 was recorded during the third quarter of 2001. These charges are reflected in the consolidated statements of operations as follows: $4,952 is recorded in Direct cost of services and $69,738 is recorded in Selling, general and administrative expenses. These charges included the following:

         - $39,624 related to the elimination of approximately 900 administrative and non-billable positions in all business functions and in all geographic areas of the Company;

         - $25,860 for the consolidation and closure of facilities, including those facilities impacted by the Company's realigned operating structure and the consolidation of the Company's Dallas area operations into one facility located in Plano, Texas; and

         - $9,206 related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


                  The amounts accrued and the related payments and adjustments against these charges were as follows:

                                                        Employee        Facility           Asset
                                                        Related          Related           Basis
                                                         Costs            Costs         Adjustments         Total
                                                      ------------     ------------     ------------     ------------
Charge for the quarter ended March 31 ............    $     23,812     $      5,896     $      4,005     $     33,713
Charge for the quarter ended September 30 ........          15,812           19,964            5,201           40,977
Less:  cash payments and asset write-downs .......         (28,271)          (5,543)          (9,206)         (43,020)
Reclassification of categories ...................            (900)             900               --               --
                                                      ------------     ------------     ------------     ------------

Remaining balance at December 31, 2001 ...........    $     10,453     $     21,217     $         --     $     31,670
                                                      ============     ============     ============     ============

                  The remaining balance of $31,670 is included on the consolidated balance sheets in the amounts of $18,454 in Accrued and other current liabilities and $13,216 in Other non-current liabilities. The remaining balance is expected to be substantially settled by September 30, 2003.

                  As a part of the realigned operating structure, the Company exited a separately identifiable operation. For the year ended December 31, 2001, revenue and net operating losses for this operation were $0 and ($4,126), respectively. For the year ended December 31, 2000, revenue and net operating losses for this operation were $2,759 and ($29,066), respectively.

18.      SUBSEQUENT EVENT

                  On January 1, 2002, the Company acquired all of the equity interests of the outstanding shares of Claim Services Resource Group, Inc. ("CSRG"), a corporation that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. Total consideration included $49,422 in cash (net of $10,328 of cash acquired) and $3,131 in the form of 154 shares of the Company's Class A Common Stock. The transaction was accounted for as a purchase; accordingly, the results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated financial statements beginning on the acquisition date.

                  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining tangible and intangible asset appraisals and completing the plan of integration into the Company's operations; accordingly, the allocation of the purchase price is subject to refinement.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


                                                                        AS OF
                                                                   JANUARY 1, 2002
                                                                   ---------------
              Current assets ....................................     $ 15,907
              Property, equipment and purchased software ........        2,115
              Other non-current assets ..........................          399
              Goodwill and other intangible assets ..............       54,108
                                                                      --------
                                                                        72,529

              Current liabilities ...............................       (9,317)
              Non-current capital lease obligation ..............         (330)
                                                                      --------
              Net assets acquired ...............................     $ 62,882
                                                                      ========

                  Upon completion of the appraisals, the estimated fair value of goodwill will be assigned to the IT Solutions segment and will not be deductible for tax purposes.

19.      SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FIRST         SECOND         THIRD         FOURTH
                                                         QUARTER        QUARTER       QUARTER        QUARTER
                                                         -------        -------       -------        -------
         YEAR ENDED DECEMBER 31, 2001:
         Revenue .....................................  $ 294,732      $ 291,287     $ 306,973      $ 311,709
         Direct cost of services (1) .................    228,815        222,505       239,857        258,531
         Gross profit ................................     65,917         68,782        67,116         53,178
         Net income (loss) (2) .......................     (7,679)        16,501       (18,062)         6,569
         Basic earnings (loss) per common
           share (3) .................................  $   (0.08)     $    0.17     $   (0.18)     $    0.06
         Diluted earnings (loss) per common
           share (3) .................................  $   (0.08)     $    0.15     $   (0.18)     $    0.06
         Weighted average common
           shares outstanding ........................     97,600         98,513        99,926        101,659
         Weighted average diluted
           common shares outstanding (4) .............     97,600        111,678        99,926        114,989

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


         YEAR ENDED DECEMBER 31, 2000:
         Revenue ....................................  $ 274,582       $ 268,524      $ 276,092      $ 286,748
         Direct cost of services ....................    204,188         209,417        214,673        223,400
         Gross profit ...............................     70,394          59,107         61,419         63,348
         Net income (loss) (5) ......................     38,146          13,075         12,111         (7,849)
         Basic earnings (loss) per common
           share (3) ................................  $    0.41       $    0.14      $    0.12      $   (0.08)
         Diluted earnings (loss) per common
           share (3) ................................  $    0.33       $    0.12      $    0.11      $   (0.08)
         Weighted average common
           shares outstanding .......................     93,381          96,380         97,260         97,686
         Weighted average diluted
           common shares outstanding (6) ............    114,274         113,562        110,364         97,686

         (1) Direct cost of services for the first quarter of 2001 includes $3,138 of expense associated with activities Perot Systems exited during the first quarter of 2001. Direct cost of services for the third quarter of 2001 includes $4,952 of asset basis adjustments for assets used in exited service offerings. Direct cost of services for the fourth quarter of 2001 includes $20,941 of expense attributable to the bankruptcy of ANC.

         (2) Net income (loss) for the first and third quarters of 2001 includes $33,713 and $36,025, respectively, of expense associated with severance, asset basis adjustments and office consolidations and closures related to the Company's refined operations. Net income (loss) for the third quarter of 2001 also includes an $11,001 valuation allowance for certain foreign deferred tax assets.

         (3) Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

         (4) Weighted average diluted common shares outstanding exclude the impact of all options to purchase shares of the Company's common stock for the first and third quarters of 2001, as inclusion would be considered anti-dilutive given the reported net losses for the two periods.

         (5) In the first quarter of 2000, the Company paid $22,100 in cash for the benefit of Solutions Consulting employees, which was recorded as a compensation charge. Net income (loss) for the first quarter of 2000 also includes a pretax gain of $38,851 on the sale of a minority equity interest and a pretax gain of $14,952 on the sale of marketable equity securities. In the fourth quarter of 2000, the Company incurred pretax lease exit costs of $1,920 and a pretax charge of $34,179 for asset impairments.

         (6) Weighted average diluted common shares outstanding for the fourth quarter of 2000 exclude the impact of 12,099 shares of common stock equivalents, as inclusion would be considered anti-dilutive given the reported net loss for the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of Perot Systems who are standing for reelection is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

EXECUTIVE OFFICERS

The following is a description of the business experience of Perot Systems' executive officers who are not on the Board of Directors. Perot Systems' executive officers serve at the discretion of the Board of Directors.

                                                                                          Joined Perot
Executive Officer                           Business Experience                              Systems
--------------------------------------------------------------------------------------------------------
Darcy Anderson         Elected Vice President in December 2000.  From 1987 to             December 2000
                       December 2000 served as Vice President of Hillwood Development
                       Corporation.  Age 45.

Peter Altabef          Elected Vice President in June 1995 and Secretary in March           June 1993
                       1996. Became General Counsel in April 1994. From January 1991
                       until May 1993, partner in the Dallas law firm of Hughes &
                       Luce, L.L.P. Age 42.

Russell Freeman        Elected Vice President and Chief Financial Officer in August       December 1989
                       2000. From November 1997 to August 2000 served as Controller of Perot Systems. Previously, was a division Financial Manager for Perot Systems. Age 38.

John King              One of Perot Systems' founders. Elected as Vice President in         June 1988
                       April 1989. Currently serves as General Manager of Strategic
                       Alliances.  Formerly General Manager of IT Solutions, Marketing
                       and Communications and until August 2000 was responsible
                       for Perot Systems' Financial Services Group. Age 55.

ITEM 11. EXECUTIVE COMPENSATION

         All information required by Item 11 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All information required by Item 12 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All information required by Item 13 is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

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

         (3) Exhibits

 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBIT
---------      -----------------------------------------------------------------
  3.1**        Amended and Restated Certificate of Incorporation
  3.2+++       Second Amended and Restated Bylaws
  4.1**        Specimen of Class A Common Stock Certificate
  4.2**        Form of Rights Agreement
  4.3**        Form of Certificate of Designation, Preferences, and Rights of
               Series A Junior Participating Preferred Stock (included as
               Exhibit A-1 to the Rights Agreement)
  4.4**        Form of Certificate of Designation, Preferences, and Rights of
               Series B Junior Participating Preferred Stock (included as
               Exhibit A-2 to the Rights Agreement)
  10.1+        1991 Stock Option Plan
  10.2+        Form of Option Agreement (1991 Option Plan)
  10.3+        Restricted Stock Plan
  10.4+        Form of Restricted Stock Agreement (Restricted Stock Plan)
  10.5+        1996 Non-Employee Director Stock Option/Restricted Stock Plan
  10.6+        Form of Restricted Stock Agreement (Non-Employee Stock
               Option/Restricted Stock Plan)
  10.7+        Form of Option Agreement (Non-Employee Stock Option/Restricted
               Stock Plan)
  10.8+        Advisor Stock Option/Restricted Stock Incentive Plan
  10.9+        Form of Restricted Stock Option Agreement (Advisor Stock
               Option/Restricted Stock Incentive Plan)
  10.10+       Form of Option Agreement (Advisor Stock Option/Restricted Stock
               Incentive Plan)
  10.20+       Associate Agreement dated July 8, 1996 between the Company and
               James Champy
  10.21+       Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy
  10.22+       Letter Agreement dated July 8, 1996 between James Champy and the
               Company
  10.27+       Amended and Restated PSC Stock Option and Purchase Agreement
               dated April 24, 1997 between Swiss Bank Corporation and the
               Company (incorporated by reference to Exhibit 10.30 to the
               Company's Form 10 dated April 30, 1997)

 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBIT
---------      -----------------------------------------------------------------
 10.28+        Amended and Restated Master Operating Agreement dated January 1,
               1997 between Swiss Bank Corporation and the Company (incorporated by reference to Exhibit 10.31 to the Company's Form 10 dated
               April 30, 1997)
 10.29+        Amended and Restated Agreement for EPI Operational Management
               Services dated January 1, 1997 (incorporated by reference to
               Exhibit 10.32 to the Company's Form 10 dated April 30, 1997)
 10.30**       Amendment to Amended and Restated Master Operating Agreement
               dated June 28, 1998 between UBS AG and the Company
 10.31**       Amendment to Amended and Restated Agreement for EPI Operational
               Management Services dated June 28, 1998 between Swiss Bank
               Corporation and the Company
 10.32++       1999 Employee Stock Purchase Plan
 10.33**       Form of Amended and Restated 1991 Stock Option Plan
 10.34**       Form of Amended Stock Option Agreement
 10.41***      Share Purchase Agreement dated January 14, 2000, between the
               Company and UBS Capital B.V.
 10.42++       Asset Purchase Agreement entered into March 1, 2000 by and among the Company, PSSC Acquisition Corporation, Solutions
               Consulting, Inc., Mark G. Miller, and Sanford B. Ferguson.
 10.43+++      Amendment No. 1 to Amended and Restated Master Operating
               Agreement dated September 15, 2000, between UBS AG and the
               Company.
 10.44+++      Amendment No. 1 to Second Amended and Restated Agreement for EPI
               Operational Management Services dated September 15, 2000, between
               UBS AG and the Company.
 10.45#        Memorandum Agreement dated August 24, 2001, between UBS AG and
               Perot Systems Corporation.
 10.46*        Second Amended and Restated Agreement for EPI Operational
               Management Services dated June 28, 1998 between Swiss Bank
               Corporation and the Company
 10.47*        2001 Long-Term Incentive Plan
 21.1*         Subsidiaries of the Registrant
 23.1*         Consent of PricewaterhouseCoopers LLP dated March 8, 2002
 23.2*         Report of PricewaterhouseCoopers LLP on the financial statement schedule dated February 12, 2002
 99(a)*        Schedule II - Valuation and Qualifying Accounts

*     Filed herewith.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-60755, to the exhibit of the same number except as otherwise indicated.
*** Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 28, 2000.
+ Incorporated by reference to the Registrant's Form 10, dated April 30, 1997, to the exhibit of the same number except as otherwise indicated.
++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, to the exhibit of the same number except as otherwise indicated
+++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to the exhibit of the same number except as otherwise indicated.
# Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, to the exhibit of the same number except as otherwise indicated.


      B. There were no reports on Form 8-K filed during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEROT SYSTEMS CORPORATION

Dated: March 8, 2002

                                            By: /s/ ROSS PEROT, JR.
                                                -------------------------------
                                                Ross Perot, Jr.
                                                President, Director and Chief
                                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE              TITLE                                       DATE
      ---------              -----                                       ----
    /s/ ROSS PEROT           Chairman                                    March 8, 2002
-----------------------
     Ross Perot

  /s/ ROSS PEROT, JR.        President, Director and Chief Executive     March 8, 2002
-----------------------      Officer (Principal Executive Officer)
    Ross Perot, Jr.

   /s/ JAMES CHAMPY           Vice President and Director                March 8, 2002
-----------------------
     James Champy

  /s/ RUSSELL FREEMAN         Vice President and Chief Financial         March 8, 2002
-----------------------       Officer (Principal Financial Officer)
    Russell Freeman

  /s/ ROBERT J. KELLY         Corporate Controller and Principal         March 8, 2002
-----------------------       Accounting Officer
    Robert J. Kelly

   /s/ STEVE BLASNIK          Director                                   March 8, 2002
-----------------------
     Steve Blasnik

/s/ JOHN S.T. GALLAGHER       Director                                   March 8, 2002
-----------------------
  John S.T. Gallagher

 /s/ WILLIAM K. GAYDEN        Director                                   March 8, 2002
-----------------------
   William K. Gayden

     /s/ CARL HAHN            Director                                   March 8, 2002
-----------------------
       Carl Hahn

   /s/ THOMAS MEURER          Director                                   March 8, 2002
-----------------------
    Thomas Meurer

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBIT
---------      -----------------------------------------------------------------
  3.1**        Amended and Restated Certificate of Incorporation
  3.2+++       Second Amended and Restated Bylaws
  4.1**        Specimen of Class A Common Stock Certificate
  4.2**        Form of Rights Agreement
  4.3**        Form of Certificate of Designation, Preferences, and Rights of
               Series A Junior Participating Preferred Stock (included as
               Exhibit A-1 to the Rights Agreement)
  4.4**        Form of Certificate of Designation, Preferences, and Rights of
               Series B Junior Participating Preferred Stock (included as
               Exhibit A-2 to the Rights Agreement)
  10.1+        1991 Stock Option Plan
  10.2+        Form of Option Agreement (1991 Option Plan)
  10.3+        Restricted Stock Plan
  10.4+        Form of Restricted Stock Agreement (Restricted Stock Plan)
  10.5+        1996 Non-Employee Director Stock Option/Restricted Stock Plan
  10.6+        Form of Restricted Stock Agreement (Non-Employee Stock
               Option/Restricted Stock Plan)
  10.7+        Form of Option Agreement (Non-Employee Stock Option/Restricted
               Stock Plan)
  10.8+        Advisor Stock Option/Restricted Stock Incentive Plan
  10.9+        Form of Restricted Stock Option Agreement (Advisor Stock
               Option/Restricted Stock Incentive Plan)
  10.10+       Form of Option Agreement (Advisor Stock Option/Restricted Stock
               Incentive Plan)
  10.20+       Associate Agreement dated July 8, 1996 between the Company and
               James Champy
  10.21+       Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy
  10.22+       Letter Agreement dated July 8, 1996 between James Champy and the
               Company
  10.27+       Amended and Restated PSC Stock Option and Purchase Agreement
               dated April 24, 1997 between Swiss Bank Corporation and the
               Company (incorporated by reference to Exhibit 10.30 to the
               Company's Form 10 dated April 30, 1997)

 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBIT
---------      -----------------------------------------------------------------
 10.28+        Amended and Restated Master Operating Agreement dated January 1,
               1997 between Swiss Bank Corporation and the Company (incorporated by reference to Exhibit 10.31 to the Company's Form 10 dated
               April 30, 1997)
 10.29+        Amended and Restated Agreement for EPI Operational Management
               Services dated January 1, 1997 (incorporated by reference to
               Exhibit 10.32 to the Company's Form 10 dated April 30, 1997)
 10.30**       Amendment to Amended and Restated Master Operating Agreement
               dated June 28, 1998 between UBS AG and the Company
 10.31**       Amendment to Amended and Restated Agreement for EPI Operational
               Management Services dated June 28, 1998 between Swiss Bank
               Corporation and the Company
 10.32++       1999 Employee Stock Purchase Plan
 10.33**       Form of Amended and Restated 1991 Stock Option Plan
 10.34**       Form of Amended Stock Option Agreement
 10.41***      Share Purchase Agreement dated January 14, 2000, between the
               Company and UBS Capital B.V.
 10.42++       Asset Purchase Agreement entered into March 1, 2000 by and among the Company, PSSC Acquisition Corporation, Solutions
               Consulting, Inc., Mark G. Miller, and Sanford B. Ferguson.
 10.43+++      Amendment No. 1 to Amended and Restated Master Operating
               Agreement dated September 15, 2000, between UBS AG and the
               Company.
 10.44+++      Amendment No. 1 to Second Amended and Restated Agreement for EPI
               Operational Management Services dated September 15, 2000, between
               UBS AG and the Company.
 10.45#        Memorandum Agreement dated August 24, 2001, between UBS AG and
               Perot Systems Corporation.
 10.46*        Second Amended and Restated Agreement for EPI Operational
               Management Services dated June 28, 1998 between Swiss Bank
               Corporation and the Company
 10.47*        2001 Long-Term Incentive Plan
 21.1*         Subsidiaries of the Registrant
 23.1*         Consent of PricewaterhouseCoopers LLP dated March 8, 2002
 23.2*         Report of PricewaterhouseCoopers LLP on the financial statement schedule dated February 12, 2002
 99(a)*        Schedule II - Valuation and Qualifying Accounts

*     Filed herewith.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-60755, to the exhibit of the same number except as otherwise indicated.
*** Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 28, 2000.
+ Incorporated by reference to the Registrant's Form 10, dated April 30, 1997, to the exhibit of the same number except as otherwise indicated.
++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, to the exhibit of the same number except as otherwise indicated
+++ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to the exhibit of the same number except as otherwise indicated.
# Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, to the exhibit of the same number except as otherwise indicated.