Form 10-Q
period 2002-03-31
PEROT SYSTEMS CORP
filed 2002-05-06
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002

                                       or

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


                                 (972) 577-0000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of registrant's common stock outstanding as of April 29, 2002:
106,222,173.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

INDEX

                                                                                             Page


PART I:   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of March 31, 2002 and
                  December 31, 2001.............................................................1
             Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.................................................2
             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.................................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................10

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................12

PART II:  OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS...................................................................13

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................13

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K....................................................14

SIGNATURES.....................................................................................15

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                ASSETS

                                                                     March 31, 2002   December 31, 2001
                                                                     --------------   -----------------

Current assets:
   Cash and cash equivalents .....................................     $    190,904      $    259,178
   Accounts receivable, net ......................................          163,083           160,907
   Prepaid expenses and other ....................................           51,532            50,071
                                                                       ------------      ------------

       Total current assets ......................................          405,519           470,156

Property, equipment and purchased software, net ..................           55,853            52,426
Goodwill, net ....................................................          185,639           127,161
Other non-current assets .........................................          110,925           107,855
                                                                       ------------      ------------
       Total assets ..............................................     $    757,936      $    757,598
                                                                       ============      ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................     $     37,844      $     36,272
   Accrued liabilities ...........................................           91,304           121,728
   Other current liabilities .....................................           34,510            48,159
                                                                       ------------      ------------
       Total current liabilities .................................          163,658           206,159

Other non-current liabilities ....................................           20,531            20,670
                                                                       ------------      ------------
       Total liabilities .........................................          184,189           226,829
                                                                       ------------      ------------

Stockholders' equity:
   Common stock ..................................................            1,039             1,020
   Additional paid-in-capital ....................................          355,430           331,057
   Other stockholders' equity ....................................          225,359           206,147
   Accumulated other comprehensive loss ..........................           (8,081)           (7,455)
                                                                       ------------      ------------
       Total stockholders' equity ................................          573,747           530,769
                                                                       ------------      ------------
       Total liabilities and stockholders' equity ................     $    757,936      $    757,598
                                                                       ============      ============



   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                       Three months ended March 31,
                                                                           2002             2001
                                                                       ------------     ------------

Revenue ..........................................................     $    325,779     $    294,732

Costs and expenses:
     Direct cost of services .....................................          251,778          228,815
     Selling, general and administrative expenses ................           45,024           82,881
                                                                       ------------     ------------
Operating income (loss) ..........................................           28,977          (16,964)

Interest income, net .............................................            1,046            3,099
Equity in earnings of unconsolidated affiliates ..................            1,948            1,622
Other income (expense), net ......................................              130             (449)
                                                                       ------------     ------------
Income (loss) before taxes .......................................           32,101          (12,692)
Income tax expense (benefit) .....................................           12,680           (5,013)
                                                                       ------------     ------------
     Net income (loss) ...........................................     $     19,421     $     (7,679)
                                                                       ============     ============

Basic and diluted earnings (loss) per common share:
     Basic earnings (loss) per common share ......................     $       0.19     $      (0.08)
     Weighted average common shares outstanding ..................          103,240           97,600

     Diluted earnings (loss) per common share ....................     $       0.17     $      (0.08)
     Weighted average diluted common shares
          outstanding ............................................          115,633           97,600


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Three months ended March 31,
                                                                                      2002              2001
                                                                                  ------------      ------------

 Cash flows from operating activities:
     Net income (loss) ......................................................     $     19,421      $     (7,679)

     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization .......................................            7,488             8,462
        Other non-cash items ................................................            5,892              (709)
        Change in assets and liabilities:
           Accounts receivable ..............................................           (9,383)           (5,946)
           Accounts payable and accrued liabilities .........................           (9,149)           22,732
           Accrued compensation .............................................          (13,163)             (266)
           Other current and non-current assets .............................          (12,563)          (12,692)
           Other current and non-current liabilities ........................            8,067             1,681
                                                                                  ------------      ------------
               Net cash provided by (used in) operating activities ..........           (3,390)            5,583
                                                                                  ------------      ------------

Cash flows from investing activities:
     Purchases of property, equipment and purchased software ................          (10,112)           (6,880)
     Acquisition of businesses, net of cash acquired of
        $10,328 and $0, respectively ........................................          (59,581)             (700)
     Other ..................................................................              794              (145)
                                                                                  ------------      ------------
               Net cash used in investing activities ........................          (68,899)           (7,725)
                                                                                  ------------      ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock .................................            3,921                12
     Proceeds from issuance of treasury stock ...............................              474             2,308
     Purchases of treasury stock ............................................             (234)           (2,363)
     Other ..................................................................             (393)             (225)
                                                                                  ------------      ------------
               Net cash provided by (used in) financing activities ..........            3,768              (268)
                                                                                  ------------      ------------

Effect of exchange rate changes on cash and cash equivalents ................              247            (3,540)
                                                                                  ------------      ------------

Net decrease in cash and cash equivalents ...................................          (68,274)           (5,950)

Cash and cash equivalents at beginning of period ............................          259,178           239,688
                                                                                  ------------      ------------

Cash and cash equivalents at end of period ..................................     $    190,904      $    233,738
                                                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2002. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002. Dollar amounts and shares are presented in thousands.

Certain of the 2001 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

NOTE 2. ACQUISITIONS

Claim Services Resource Group, Inc.

On January 1, 2002, the Company acquired all of the outstanding shares of Claim Services Resource Group, Inc. ("CSRG"), a company that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. Total consideration included $49,581 in cash (net of $10,328 of cash acquired) and $3,131 in the form of 154 shares of the Company's Class A Common Stock and was based on the estimated enterprise value of the acquired corporation. The results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired (in the amount of $53,057) was recorded as Goodwill, net on the condensed consolidated balance sheets, has been assigned to the IT Solutions operating segment, and will not be deductible for tax purposes. The purchase price may be adjusted within a contractual true-up period that ends in third quarter of 2002.

Advanced Receivables Strategy, Inc.

The Company acquired Advanced Receivables Strategy, Inc ("ARS") in July 2001. At December 31, 2001, the Company had accrued $20,000 for an additional consideration payment as a result of ARS achieving a certain financial performance target in 2001. This consideration was paid in the first quarter of 2002 in the form of $10,000 in cash and $10,756 in 549 shares of the Company's Class A Common Stock, and resulted in additional goodwill of $756 which is allocated to the IT Solutions segment. Additional consideration totaling up to $30,000 may be paid over the next three years and is contingent on ARS achieving certain financial targets over the same period. At the Company's discretion, up to 50% of these potential payments may be settled in Class A Common Stock of the Company, valued at the date of settlement.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations," and effective January 1, 2002, the Company adopted the full provisions of FAS 141 and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001, using the criteria of FAS 141, which resulted in $4,665 (net of related deferred tax liability) of assembled workforce intangibles being reclassified into goodwill at January 1, 2002. FAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

The transitional impairment analysis required upon adoption of FAS 142 was completed during the first quarter of 2002, and the Company determined that there is no impairment of the carrying value of goodwill. Goodwill will be tested annually for impairment. Additionally, the Company evaluated its intangible assets and determined that all such assets have determinable lives.

The following table provides comparative net income (loss) and earnings (loss) per common share had the non-amortization provision of FAS 142 been adopted for all periods presented:

                                                                           Three months ended March 31,
                                                                               2002             2001
                                                                           ------------     ------------

Net income (loss) ....................................................     $     19,421     $     (7,679)
Adjustments:
     Assembled workforce amortization, net of tax benefit of $87 .....               --              143
     Goodwill amortization, net of tax benefit of $421 ...............               --            1,292
                                                                           ------------     ------------
Adjusted net income (loss) ...........................................     $     19,421     $     (6,244)
                                                                           ============     ============

Basic earnings (loss) per common share:
     Reported basic earnings (loss) per common share .................     $      0.188     $     (0.079)
     Adjusted basic earnings (loss) per common share .................     $      0.188     $     (0.064)

Diluted earnings (loss) per common share:
     Reported diluted earnings (loss) per common share ...............     $      0.168     $     (0.079)
     Adjusted diluted earnings (loss) per common share ...............     $      0.168     $     (0.064)

The changes in carrying amount of goodwill for the quarter ended March 31, 2002, by reporting segment are as follows:

                                                                           IT Solutions      Consulting         Total
                                                                           ------------     ------------     ------------
Balance as of December 31, 2001 ......................................     $     59,683     $     67,478     $    127,161
Reclassification of assembled workforce intangibles to goodwill ......              772            3,893            4,665
Additional goodwill for ARS acquisition ..............................              756               --              756
Goodwill resulting from CSRG acquisition .............................           53,057               --           53,057
                                                                           ------------     ------------     ------------
Balance as of March 31, 2002 .........................................     $    114,268     $     71,371     $    185,639
                                                                           ============     ============     ============

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Identifiable intangible assets as of March 31, 2002, are recorded in Other non-current assets in the condensed consolidated balance sheets and are comprised of:

                                                                              Gross                               Net
                                                                             Carrying       Accumulated           Book
                                                                              Value         Amortization         Value
                                                                           ------------     ------------     ------------

Service marks ........................................................     $      5,552     $     (1,322)    $      4,230
Customer based assets ................................................            1,200              (93)           1,107
Other intangible assets ..............................................            2,041             (239)           1,802
                                                                           ------------     ------------     ------------
Balance at March 31, 2002 ............................................     $      8,793     $     (1,654)    $      7,139
                                                                           ============     ============     ============

Total amortization expense for identifiable intangible assets was $484 and $256 for the quarter ended March 31, 2002 and 2001, respectively. Amortization expense is estimated at $1,973, $1,441, $1,294, $1,048, $501 and $161 for the
years ended December 31, 2002 through 2007, respectively. Identifiable intangible assets will be amortized over a weighted average of approximately seven years.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss), net of tax, was as follows:

                                                                  Three Months
                                                                 Ended March 31,
                                                            --------------------------

                                                               2002            2001
                                                            ----------      ----------

Net income (loss) .....................................     $   19,421      $   (7,679)
Foreign currency translation adjustments ..............           (597)         (3,388)
Unrealized loss on marketable equity securities,
     net of tax of ($18) and ($11), respectively ......            (29)            (17)
                                                            ----------      ----------
Total comprehensive income (loss) .....................     $   18,795      $  (11,084)
                                                            ==========      ==========

NOTE 5. STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                                March 31, 2002   December 31, 2001
                                                --------------   -----------------

Retained earnings ..........................     $    227,242      $    207,821
Other ......................................           (1,883)           (1,674)
                                                 ------------      ------------
Total other stockholders' equity ...........     $    225,359      $    206,147
                                                 ============      ============

Additional paid-in-capital increased by $24,373 during the three months ended March 31, 2002, due primarily to the issuance of $13,872 of Class A Common Stock for the purchases of ARS and CSRG. The majority of the remaining increase relates to $5,469 from the issuances of shares of the Company's Class A Common Stock for the exercise of options and for the Employee Stock Purchase Plan and the related $4,389 tax benefit attributable to the exercise of the options.

At March 31, 2002, there were 103,723 shares of the Company's Class A Common Stock outstanding. The Company has no outstanding Class B Common Stock due to the conversion of 1,784 Class B shares to Class A shares in January of 2002. At December 31, 2001, there were 100,085 shares of the Company's

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Class A Common Stock outstanding and 1,784 shares of the Company's Class B Common Stock outstanding. The remaining increase in the Company's Class A Common Stock is primarily due to the exercise of options to purchase 1,163 shares and the issuance of 703 shares of Class A Common Stock for two acquisitions.

NOTE 6. SEGMENT DATA

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

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations before income taxes, exclusive of charges related to the Company's realigned operating structure and unusual and nonrecurring items. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage. The "Other" category includes charges related to the Company's realigned operating structure and unusual and nonrecurring items, including a separately identifiable operation that the Company exited. At December 31, 2001, goodwill and related intangible assets associated with the acquisition of Solutions Consulting and the related amortization expense were included in "Other." At March 31, 2002, these amounts are included in the Consulting segment for all periods presented.

The following is a summary of certain financial information by reportable segment:

                                                    IT
                                                 SOLUTIONS      CONSULTING        OTHER            TOTAL
                                                 ----------     ----------      ----------      ----------

For the quarter ended March 31, 2002:
   Revenue .................................     $  310,196     $   15,059      $      524      $  325,779
   Income (loss) before taxes ..............         29,813           (515)          2,803          32,101

For the quarter ended March 31, 2001:
   Revenue .................................     $  276,348     $   17,838      $      546      $  294,732
   Income (loss) before taxes ..............         20,055           (742)        (32,005)        (12,692)

NOTE 7. REALIGNED OPERATING STRUCTURE

During 2001 the Company realigned its operating structure in order to strengthen the Company's market position and reduce its costs. This realignment resulted in non-recurring charges of $74,690, of which $33,713 was recorded during the first quarter of 2001 and $40,977 was recorded during the third quarter of 2001. The charges for the first quarter of 2001 are reflected in the consolidated statements of operations in Selling, general and administrative expenses.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The amounts accrued and the related payments and adjustments against these charges were as follows:

                                                                  Employee        Facility         Asset
                                                                  Related         Related          Basis
                                                                   Costs           Costs        Adjustments        Total
                                                                 ----------      ----------     -----------      ----------

     Charge for the quarter ended March 31, 2001 ...........     $   23,812      $    5,896      $    4,005      $   33,713
     Charge for the quarter ended September 30, 2001 .......         15,812          19,964           5,201          40,977
     Less:  cash payments and asset write-downs ............        (29,626)         (6,149)         (9,206)        (44,981)
     Reclassification of categories ........................           (900)            900              --              --
                                                                 ----------      ----------      ----------      ----------
     Remaining balance at March 31, 2002 ...................     $    9,098      $   20,611      $       --      $   29,709
                                                                 ==========      ==========      ==========      ==========

The remaining balance of $29,709 is included on the condensed consolidated balance sheets in the amounts of $16,542 in Accrued liabilities and $13,167 in Other non-current liabilities. The remaining balance is expected to be substantially settled by September 30, 2003.

As a part of the realigned operating structure, in 2001 the Company exited a separately identifiable operation. For the quarter ended March 31, 2001, revenue and net operating losses for this operation were $39 and ($3,138), respectively. There was no activity for this operation for the quarter ended March 31, 2002.

NOTE 8. EARNINGS (LOSS) PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

                                                           Three months ended March 31,
                                                               2002           2001
                                                            ----------     ----------
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .....................................     $   19,421     $   (7,679)
                                                            ==========     ==========

Weighted average common shares outstanding ............        103,240         97,600
                                                            ==========     ==========

Basic earnings (loss) per common share ................     $     0.19     $    (0.08)
                                                            ==========     ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .....................................     $   19,421     $   (7,679)
                                                            ==========     ==========

Weighted average common shares outstanding ............        103,240         97,600
Incremental shares assuming dilution ..................         12,393             --
                                                            ----------     ----------
Weighted average diluted common shares outstanding ....        115,633         97,600
                                                            ==========     ==========

Diluted earnings (loss) per common share ..............     $     0.17     $    (0.08)
                                                            ==========     ==========

For the three months ended March 31, 2002, options to purchase 14,469 shares of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were greater than the average actual share price for the quarter ended March 31, 2002. For the three months ended March 31, 2001, 50,984 options to purchase shares of the Company's common stock were excluded from the calculation of diluted earnings (loss) per common share because the impact was antidilutive given the reported net loss for the period.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 9. CONTINGENCIES

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., were filed in the United States District Court for the Southern District of New York and subsequently consolidated. Approximately 300 issuers and 40 investment banks have been sued. These suits have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuit alleges that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it and its current and former officers are without merit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

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

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 and 2001

Total revenue for the first quarter of 2002 increased by $31.1 million, or 10.6%, to $325.8 million from $294.7 million in the first quarter of 2001. This increase in revenue is due to an increase in revenue for the IT Solutions segment of $33.9 million, offset by a $2.7 million decrease in revenue for the Consulting segment.

Revenue for the IT Solutions segment increased 12.3% to $310.2 million in the first quarter of 2002 from $276.3 million in the same period of 2001. This increase is primarily attributable to $40.6 million in revenue from contracts signed during the past twelve months and $29.5 million in revenue from the acquisitions of Advanced Receivables Strategy, Inc. ("ARS"), which was acquired in the third quarter of 2001, and Claim Services Resource Group, Inc. ("CSRG"), which was acquired on January 1, 2002. These increases were partially offset by a $16.2 million decrease in revenue from UBS AG ("UBS") and a $20.0 million net decrease in revenue from other customers. The decrease in revenue from UBS to $63.1 million in 2002 from $79.3 million in 2001 is due to lower spending on infrastructure services, resulting from cost savings initiatives implemented by UBS and the Company. The decrease in revenue from other customers is primarily due to continued weak demand for discretionary services and projects, the discontinuation of geographic project sales efforts, and the completion of certain customer projects and contracts.

Revenue for the Consulting segment decreased 15.2% to $15.1 million in 2002 from $17.8 million in 2001 due primarily to the continued weak demand for custom application development services.

In the first quarter of 2001, the Company exited a separately identifiable operation, which negatively impacted gross profit by $3.2 million. Excluding the impact from this operation, gross margin for the first quarter of 2001 would have been 23.4% of total revenue, which is higher than the gross margin in the first quarter of 2002 of 22.7% of total revenue. This year over year decline in gross margin is due primarily to a change in revenue mix from higher profit margin services, including project and discretionary services, to lower profit margin services, including certain business process and infrastructure services. In addition, gross margin has declined due to the weak demand for discretionary services and projects, as the Company is maintaining a certain level of resources to meet anticipated demand in the second half of 2002. As a result of this decline in gross margin, the Company recorded less expense for associate incentive programs in the first quarter of 2002 as compared to the prior year period, which offset the year over year gross margin decline by approximately
1.5 percentage points.

During the first quarter of 2001, the Company recorded a $33.7 million charge in Selling, general and administrative expenses ("SG&A") as a result of realigning its operations, as discussed below. Excluding this charge, SG&A for the first quarter of 2001 would have been $49.2 million, or 16.7% of total revenue. For the first quarter of 2002, SG&A was $45.0 million, or 13.8% of total revenue. This year over year decline is primarily the result of savings that have been realized from the Company's realignment activities in 2001. In addition, in the first quarter of 2001 the Company recorded $2.0 million of amortization expense on goodwill and certain other intangibles, which are no longer required to be amortized as a result of a new accounting standard, which was adopted on January 1, 2002. Partially offsetting these savings are the incremental SG&A costs associated with the recent acquisitions of ARS and CSRG.

In the first quarter of 2001, the Company implemented a new operating structure in order to strengthen the Company's market position and reduce its costs. In connection with this realigned structure, the Company consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments. As a result of these actions, the Company recorded a charge of $33.7

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


million, which is composed of the following: $23.8 million related to employee work force reductions of approximately 550; $5.9 million for the consolidation and closure of facilities; and $4.0 million related to adjustments to reduce the basis of certain assets to their net realizable value.

Interest income, net, decreased in the first quarter of 2002 to $1.0 million from $3.1 million in the first quarter of 2001. This decrease is due to both a lower average cash balance and lower interest rates during 2002 as compared to the prior year period.

Equity in earnings of unconsolidated affiliates was $1.9 million in the three months ended March 31, 2002, compared to $1.6 million in the same period of 2001. Equity in earnings from HCL Perot Systems N.V., a software joint venture based in India, decreased to $1.9 million in the first quarter of 2002 from $2.4 million in the same period of 2001. In the first quarter of 2001, the Company also recorded a $0.7 million charge to adjust the carrying amount of the Company's investment in a start-up joint venture.

Other income (expense), net, increased in the three months ended March 31, 2002, to income of $0.1 million from an expense of $0.4 million in the three months ended March 31, 2001. During the first quarter of 2001 the Company recorded an expense of $0.6 million from the impairment of an investment in marketable equity securities.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, cash and cash equivalents decreased 26.4% to $190.9 million from $259.2 million at December 31, 2001.

Net cash used in operating activities was $3.4 million for the three months ended March 31, 2002, compared to net cash provided by operating activities of $5.6 million for the three months ended March 31, 2001. The primary reason for the decline in cash provided by operations is an increase in year-end bonuses paid to associates during 2002 as compared to 2001 of approximately $6.8 million.

Net cash used in investing activities was $68.9 million for the three months ended March 31, 2002 compared to $7.7 million for the same period in 2001. This increase in cash used in investing activities is due primarily to $59.6 million of cash payments for businesses acquired: $10.0 million of additional consideration for the acquisition of ARS and $49.6 million (net of $10.3 million of cash acquired) for the purchase of CSRG.

For the three months ended March 31, 2002, net cash provided by financing activities was $3.8 million compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2001. This increase in cash provided by financing activities is due primarily to an increase in cash received as the result of stock option exercises as well as a reduction in cash used for purchases of treasury stock.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002


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

In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., were filed in the United States District Court for the Southern District of New York and subsequently consolidated. Approximately 300 issuers and 40 investment banks have been sued. These suits have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuit alleges that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it and its current and former officers are without merit. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

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

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K

                  Exhibit No.                       Document
                  -----------                       --------

                  10.48 Employment Agreement dated March 11, 2002, between the Company and Brian T. Maloney

                  10.49             Nonstatutory Stock Option Agreement dated
                                    March 11, 2002, between the Company and
                                    Brian T. Maloney

         (b)      Reports on Form 8-K

                  On January 2, 2002, the Company filed a Current Report on Form 8-K to report its agreement to acquire all of the outstanding common stock of Claim Services Resource Group, Inc. The transaction was reported under Item 5 of Form 8-K and included the press release.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEROT SYSTEMS CORPORATION
                                        (Registrant)



Date: May 6, 2002                       By /s/ ROBERT J. KELLY
                                          --------------------------------------
                                        Robert J. Kelly
                                        Corporate Controller and Principal
                                        Accounting Officer

                               INDEX TO EXHIBITS

                  EXHIBIT
                  NUMBER            DESCRIPTION
                  -------           -----------

                  10.48 Employment Agreement dated March 11, 2002, between the Company and Brian T. Maloney

                  10.49             Nonstatutory Stock Option Agreement dated
                                    March 11, 2002, between the Company and
                                    Brian T. Maloney