Form 10-Q
period 2002-06-30
PEROT SYSTEMS CORP
filed 2002-08-08
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of July 30, 2002:
106,688,803.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002

INDEX

                                                                                             Page
PART I:   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)


             Condensed Consolidated Balance Sheets as of June 30, 2002 and
                  December 31, 2001...........................................................  1
             Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001.....................................  2
             Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001................................................  3
             Notes to Condensed Consolidated Financial Statements.............................  4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................... 13

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK................................................................. 17

PART II:   OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS.................................................................. 18

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................ 19

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K................................................... 20

SIGNATURES.................................................................................... 21

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                            June 30, 2002      December 31, 2001
                                                                            -------------      -----------------
                                                  ASSETS
Current assets:
   Cash and cash equivalents............................................    $     208,163      $         259,178
   Accounts receivable, net ............................................          161,021                160,907
   Prepaid expenses and other...........................................           46,810                 50,071
                                                                            -------------      -----------------
       Total current assets.............................................          415,994                470,156

Property, equipment and purchased software, net.........................           57,499                 52,426
Goodwill, net...........................................................          184,744                127,161
Long-term accrued revenue...............................................           51,748                 34,003
Other non-current assets, net...........................................           85,613                 73,852
                                                                            -------------      -----------------
       Total assets.....................................................    $     795,598      $         757,598
                                                                            =============      =================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.....................................................    $      34,879      $          36,272
   Accrued liabilities..................................................           96,812                121,728
   Other current liabilities............................................           22,370                 48,159
                                                                            -------------      -----------------
       Total current liabilities........................................          154,061                206,159

Other non-current liabilities...........................................           16,185                 20,670
                                                                            -------------      -----------------
       Total liabilities................................................          170,246                226,829
                                                                            -------------      -----------------

Stockholders' equity:
   Common stock.........................................................            1,071                  1,020
   Additional paid-in capital...........................................          384,949                331,057
   Other stockholders' equity...........................................          243,506                206,147
   Accumulated other comprehensive loss.................................           (4,174)                (7,455)
                                                                            -------------      -----------------
       Total stockholders' equity.......................................          625,352                530,769
                                                                            -------------      -----------------
       Total liabilities and stockholders' equity.......................    $     795,598      $         757,598
                                                                            =============      =================


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                              Three months ended June 30,          Six months ended June 30,
                                                                2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------
Revenue..................................................   $    333,465      $    291,287      $    659,244      $    586,019

Costs and expenses:
     Direct cost of services.............................        249,976           222,505           501,754           451,320
     Selling, general and administrative expenses........         54,937            46,127            99,961           129,008
                                                            ------------      ------------      ------------      ------------
Operating income.........................................         28,552            22,655            57,529             5,691

Interest income, net.....................................          1,042             2,626             2,088             5,725
Equity in earnings of unconsolidated affiliates..........          1,979             2,604             3,927             4,226
Other income (expense), net..............................          (803)             (611)             (673)           (1,060)
                                                            ------------      ------------      ------------      ------------
Income before taxes......................................         30,770            27,274            62,871            14,582
Provision for income taxes...............................         10,590            10,773            23,270             5,760
                                                            ------------      ------------      ------------      ------------
     Net income..........................................   $     20,180      $     16,501      $     39,601      $      8,822
                                                            ============      ============      ============      ============

Basic and diluted earnings per common share:
     Basic earnings per common share.....................   $       0.19      $       0.17      $       0.38      $       0.09
     Weighted average common shares outstanding..........        106,050            98,513           104,652            98,058

     Diluted earnings per common share...................   $       0.17      $       0.15      $       0.34      $       0.08
     Weighted average diluted common shares
     outstanding.........................................        116,389           111,678           116,022           110,905










   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Six months ended June 30,
                                                                          2002             2001
                                                                      -----------      -----------
 Cash flows from operating activities:
     Net income....................................................   $    39,601      $     8,822

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..............................        15,117           17,136
        Other non-cash items.......................................         6,873            5,093
        Changes in assets and liabilities:
           Accounts receivable, net................................        (4,797)           6,851
           Long-term accrued revenue...............................       (17,745)          (6,573)
           Accounts payable and accrued liabilities................        (9,229)         (10,627)
           Accrued compensation....................................       (14,301)           2,802
           Other current and non-current assets, net...............       (16,466)         (13,735)
           Other current and non-current liabilities...............         7,027            5,871
                                                                      -----------      -----------
               Net cash provided by operating activities...........         6,080           15,640
                                                                      -----------      -----------
Cash flows from investing activities:
     Purchases of property, equipment and purchased software, net..       (18,019)         (11,530)
     Acquisition of businesses, net of cash acquired of
        $10,328 and $0, respectively...............................       (59,581)          (1,000)
     Other.........................................................           712             (847)
                                                                      -----------      -----------
               Net cash used in investing activities...............       (76,888)         (13,377)
                                                                      -----------      -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock........................        17,910            2,834
     Proceeds from issuance of treasury stock......................           591            2,660
     Purchases of treasury stock...................................        (4,030)          (3,714)
     Other.........................................................          (852)             179
                                                                      -----------      -----------
               Net cash provided by financing activities...........        13,619            1,959
                                                                      -----------      -----------
Effect of exchange rate changes on cash and cash equivalents.......         6,174           (7,641)
                                                                      -----------      -----------
Net decrease in cash and cash equivalents..........................       (51,015)          (3,419)
Cash and cash equivalents at beginning of period...................       259,178          239,688
                                                                      -----------      -----------
Cash and cash equivalents at end of period.........................   $   208,163      $   236,269
                                                                      ===========      ===========









   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, as filed in the Company's Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

Certain of the 2001 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Accounting Standards Issued

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. ("FAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company is required to adopt FAS 146 no later than January 1, 2003. The Company does not believe that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

NOTE 2. ACQUISITIONS

Claim Services Resource Group, Inc.

On January 1, 2002, the Company acquired all of the outstanding shares of Claim Services Resource Group, Inc. ("CSRG"), a company that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. Total consideration included $49,581 in cash (net of $10,328 of cash acquired) and $3,131 in the form of 154 shares of the Company's Class A Common Stock and was based on the estimated enterprise value of the acquired corporation. The results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired (in the amount of $52,162) was recorded as Goodwill, net on the condensed consolidated balance sheets, has been assigned to the IT Solutions segment, and will not be deductible for tax purposes. The purchase price may be adjusted within a contractual true-up period that ends in the third quarter of 2002.

Advanced Receivables Strategy, Inc.

The Company acquired Advanced Receivables Strategy, Inc. ("ARS") in July 2001. At December 31, 2001, the Company accrued $20,000 for an additional consideration payment as a result of ARS achieving a certain financial performance target in 2001. This consideration was paid in the first quarter of 2002 in the form of $10,000 in cash and $10,756 in 549 shares of the Company's Class A Common Stock, and resulted in additional goodwill of $20,000 recorded in 2001 and $756 recorded in 2002, all of which was allocated to the IT Solutions segment. Additional consideration totaling up to $30,000 may be paid over the next

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

three years and is contingent on ARS achieving certain financial targets over the same period. At the Company's discretion, up to 50% of these potential payments may be settled in Class A Common Stock of the Company, valued at the date of settlement.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective July 1, 2001, the Company adopted certain provisions of FAS 141, "Business Combinations," and effective January 1, 2002, the Company adopted the full provisions of FAS 141 and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets other than goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001, using the criteria of FAS 141, which resulted in $4,665 (net of related deferred tax liability) of assembled workforce intangibles being reclassified into goodwill at January 1, 2002. FAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

The transitional impairment analysis required upon adoption of FAS 142 was completed during the first quarter of 2002, and the Company determined that there is no impairment of the carrying value of goodwill. Goodwill will be tested annually for impairment. Additionally, the Company evaluated its intangible assets and determined that all such assets have determinable lives.

The following tables provide comparative net income and earnings per common share had the non-amortization provision of FAS 142 been adopted for all periods presented:

                                                          Three months ended June 30,         Six months ended June 30,
                                                             2002             2001             2002             2001
                                                         ------------     ------------     ------------     ------------
Net income............................................   $     20,180     $     16,501     $     39,601     $      8,822

Adjustments:
     Assembled workforce amortization, net of tax
          benefit of $148 and $235....................             --              241               --              384
     Goodwill amortization, net of tax
          benefit of $421 and $842....................             --              469               --            1,761
                                                         ------------     ------------     ------------     ------------
Adjusted net income...................................   $     20,180     $     17,211     $     39,601     $     10,967
                                                         ============     ============     ============     ============

Basic earnings per common share:
     Reported basic earnings per common share.........   $      0.190     $      0.168     $      0.378     $      0.090
     Adjusted basic earnings per common share.........   $      0.190     $      0.175     $      0.378     $      0.112

Diluted earnings per common share:
     Reported diluted earnings per common share.......   $      0.173     $      0.148     $      0.341     $      0.080
     Adjusted diluted earnings per common share.......   $      0.173     $      0.154     $      0.341     $      0.099

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


The changes in carrying amount of goodwill for the six months ended June 30, 2002, by reporting segment are as follows:

                                                                     IT Solutions      Consulting          Total
                                                                     ------------     ------------     ------------
Balance as of December 31, 2001...................................   $     59,683     $     67,478     $    127,161
Reclassification of assembled workforce intangibles to goodwill...            772            3,893            4,665
Additional goodwill for ARS acquisition...........................            756               --              756
Goodwill resulting from CSRG acquisition..........................         52,162               --           52,162
                                                                     ------------     ------------     ------------
Balance as of June 30, 2002.......................................   $    113,373     $     71,371     $    184,744
                                                                     ============     ============     ============


Identifiable intangible assets as of June 30, 2002, are recorded in Other non-current assets in the condensed consolidated balance sheets and are comprised of:

                                                Gross                               Net
                                              Carrying       Accumulated           Book
                                                Value        Amortization          Value
                                            ------------     ------------      ------------
Service marks............................   $      5,552     $     (1,656)     $      3,896
Customer based assets....................          1,200             (186)            1,014
Other intangible assets..................          2,041             (333)            1,708
                                            ------------     ------------      ------------
Balance at June 30, 2002.................   $      8,793     $     (2,175)     $      6,618
                                            ============     ============      ============

Total amortization expense for identifiable intangible assets was $521 and $1,005 for the quarter and six months ended June 30, 2002, respectively, and $696 and $952 for the quarter and six months ended June 30, 2001, respectively. Amortization expense is estimated at $1,973, $1,441, $1,294, $1,048, $501 and $161 for the years ended December 31, 2002 through 2007, respectively. Identifiable intangible assets will be amortized over a weighted average of approximately seven years.

NOTE 4. ACCRUED LIABILITIES

At December 31, 2001, the Company had recorded $4,200 for contract-related expenses associated with the bankruptcy of a certain customer as certain amounts were believed to be unrecoverable. During the second quarter of 2002, the Company received payment for $3,000 of these contract-related expenses and therefore recorded a reduction to Direct cost of services for $3,000.

NOTE 5. COMPREHENSIVE INCOME

The Company's total comprehensive income, net of tax, was as follows:

                                                    Three months                Six months
                                                   ended June 30,             ended June 30,
                                             -----------------------    ------------------------
                                                2002         2001          2002          2001
                                             ----------   ----------    ----------    ----------
Net income................................   $   20,180   $   16,501    $   39,601    $    8,822
Foreign currency translation adjustments..        3,907         (575)        3,310        (3,963)
Other.....................................           --           38           (29)           21
                                             ----------   ----------    ----------    ----------
Total comprehensive income................   $   24,087   $   15,964    $   42,882    $    4,880
                                             ==========   ==========    ==========    ==========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 6. STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                                         June 30, 2002      December 31, 2001
                                                         -------------      -----------------
Retained earnings....................................... $     247,422      $         207,821
Treasury stock..........................................        (2,617)                    --
Other...................................................        (1,299)                (1,674)
                                                         -------------      -----------------
Total other stockholders' equity........................ $     243,506      $         206,147
                                                         =============      =================

Additional paid-in capital increased by $53,892 during the six months ended June 30, 2002, due primarily to the issuance of the Company's Class A and Class B Common Stock for the exercise of options in the amount of $8,715 and $8,099, respectively, and the related $19,885 tax benefit. The majority of the remaining increase related to the issuance of $13,872 of Class A Common Stock for the purchases of ARS and CSRG.

At June 30, 2002, there were 104,491 shares of the Company's Class A Common Stock and 2,225 shares of the Company's Class B Common Stock outstanding. At December 31, 2001, there were 100,085 shares of the Company's Class A Common Stock and 1,784 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is primarily due to the exercise of stock options to purchase 2,120 shares, the conversion of 1,784 shares of Class B Common Stock to Class A Common Stock, and the issuance of 703 shares for two acquisitions. These issuances were partly offset by the repurchase of 377 shares during the period. In April of 2002, the Company issued 2,225 shares of Class B Common Stock upon the exercise of options.

NOTE 7. TERMINATION OF BUSINESS RELATIONSHIP

During the three months ended June 30, 2002, the Company terminated a certain business relationship. As a result, the Company received a termination fee of $7,289 and incurred expenses of $759 that were recorded in Revenue and Direct costs of services, respectively. In addition, in connection with this termination, the Company reduced a deferred tax asset valuation allowance, resulting in an income tax benefit of $1,565.

NOTE 8. REALIGNED OPERATING STRUCTURE

During 2001 the Company realigned its operating structure and recorded charges of $74,690, of which $33,713 was recorded during the first quarter of 2001 and $40,977 was recorded during the third quarter of 2001. The charges for the first quarter of 2001 are reflected in Selling, general and administrative expenses ("SG&A").

In the second quarter of 2002, the Company continued efforts to streamline its operations and recorded in SG&A charges of $8,151 related to severance and other costs to exit certain activities. These charges included the following:

     o $6,885 related to the elimination of approximately 235 positions in various business functions and geographic areas of the Company;

     o    $312 for the closure of a facility; and

     o $954 related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


The amounts accrued and the related payments and adjustments against these 2002 and 2001 charges were as follows:

                                                       Employee        Facility           Asset
                                                       Related          Related           Basis
                                                        Costs            Costs         Adjustments         Total
                                                     -----------      -----------      -----------      -----------
     Provision balance at December 31, 2001........  $    10,453      $    21,217      $        --      $    31,670
     Charge for the quarter ended June 30, 2002....        6,885              312              954            8,151
     Less:  cash payments and asset write-downs....       (2,057)          (1,875)            (954)          (4,886)
     Change in estimate............................       (4,800)           4,800               --               --
                                                     -----------      -----------      -----------      -----------
     Provision balance at June 30, 2002............  $    10,481      $    24,454      $        --      $    34,935
                                                     ===========      ===========      ===========      ===========

During the first six months of 2002, the Company revised its estimates of the remaining provision needed for employee related and facility related costs. The Company decreased its estimates for employee related costs primarily due to lower than expected outplacement and other severance related costs. The Company increased its estimates for facility related costs as expected subleases for certain facilities are now believed to be less likely to occur because of the deterioration in the real estate markets for these facilities. The remaining balance of $34,935 is included on the condensed consolidated balance sheets in the amounts of $25,472 in Accrued liabilities and $9,463 in Other non-current liabilities. The remaining balance is expected to be substantially settled by September 30, 2003.

As a part of the realigned operating structure, in 2001 the Company exited a separately identifiable operation. For the six months ended June 30, 2001, revenue and net operating losses for this operation were $0 and ($3,916), respectively. There was no activity for this operation for the six months ended June 30, 2002.

NOTE 9. INCOME TAXES

During the second quarter of 2002, the Company reduced a deferred tax asset valuation allowance of $1,565 in connection with the termination of a certain business relationship. Excluding this $1,565 benefit, the effective tax rate for the second quarter of 2002 was 39.5%, which is consistent with the effective tax rate in the second quarter of 2001.

NOTE 10. SEGMENT DATA

The Company's operations are classified into two primary lines of business, which are also reportable segments. These lines of business are IT Solutions and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing as well as high value short-term projects and consulting capabilities. The Consulting segment provides services relating to the implementation of enterprise resource planning, supply chain management, design, development, implementation, and maintenance of applications, and various other activities. The Company's remaining operating areas and corporate activities, including profits and expenses that are determined to be non-recurring, are included in "Other."

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates segment performance based on income from operations before income taxes, exclusive of profits and expenses that are determined to be non-recurring. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage. In the Company's Annual Report on Form 10-K for the year ended December 31, 2001, goodwill, other intangible assets and related amortization expense associated with the acquisition of Solutions Consulting were included in "Other." In the summary below, these amounts are included in the Consulting segment for all periods presented.

The following is a summary of certain financial information by reportable segment:

                                                        IT
                                                     SOLUTIONS       CONSULTING         OTHER            TOTAL
                                                    -----------     -----------      -----------      -----------
     For the three months ended June 30, 2002:
        Revenue...................................  $   318,004     $    14,871      $       590      $   333,465
        Income before taxes.......................       28,607           1,649              514           30,770

     For the three months ended June 30, 2001:
        Revenue...................................      274,717          14,888            1,682          291,287
        Income (loss) before taxes................       22,855          (1,448)           5,867           27,274

     For the six months ended June 30, 2002:
        Revenue...................................      628,200          29,930            1,114          659,244
        Income before taxes.......................       58,420           1,134            3,317           62,871

     For the six months ended June 30, 2001:
        Revenue...................................      551,065          32,726            2,228          586,019
        Income (loss) before taxes................       42,910          (2,190)         (26,138)          14,582

During the second quarter of 2002, the Company recorded $7,289 of revenue associated with the termination of a certain business relationship, and this revenue is included in the IT Solutions segment. Because of the non-recurring nature of this revenue, the Company has reported the related gross profit of $6,530 in "Other." Also included in "Other" are a payment received by a customer in bankruptcy that was previously believed to be unrecoverable, severance and other costs to exit certain activities, and expenses associated with the California energy investigations and related litigation.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 11.  EARNINGS PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

                                                            For the three months ended June 30,
                                                                2002                  2001
                                                            ------------          ------------
BASIC EARNINGS PER COMMON SHARE
Net income...............................................   $     20,180          $     16,501
                                                            ============          ============

Weighted average common shares outstanding...............        106,050                98,513
                                                            ============          ============

Basic earnings per common share..........................   $       0.19          $       0.17
                                                            ============          ============

DILUTED EARNINGS PER COMMON SHARE
Net income...............................................   $     20,180          $     16,501
                                                            ============          ============

Weighted average common shares outstanding...............        106,050                98,513
Incremental shares assuming dilution.....................         10,339                13,165
                                                            ------------          ------------
Weighted average diluted common shares outstanding.......        116,389               111,678
                                                            ============          ============
Diluted earnings per common share........................   $       0.17          $       0.15
                                                            ============          ============


                                                            For the six months ended June 30,
                                                                2002                  2001
                                                            ------------          ------------
BASIC EARNINGS PER COMMON SHARE
Net income...............................................   $     39,601          $      8,822
                                                            ============          ============

Weighted average common shares outstanding...............        104,652                98,058
                                                            ============          ============

Basic earnings per common share..........................   $       0.38          $       0.09
                                                            ============          ============

DILUTED EARNINGS PER COMMON SHARE
Net income...............................................   $     39,601          $      8,822
                                                            ============          ============

Weighted average common shares outstanding...............        104,652                98,058
Incremental shares assuming dilution.....................         11,370                12,847
                                                            ------------          ------------
Weighted average diluted common shares outstanding.......        116,022               110,905
                                                            ============          ============
Diluted earnings per common share........................   $       0.34          $       0.08
                                                            ============          ============

For the three and six months ended June 30, 2002, options to purchase 15,332 and 15,011 shares, respectively, of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were higher than the Company's average stock price for these periods. For the three and six months ended June 30, 2001, options to purchase 17,059 and 17,383 shares, respectively, of the Company's common stock were excluded for the same reason as discussed above.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 12. CONTINGENCIES

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcome of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

IPO Allocation Litigation

In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in the following two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., were filed in the United States District Court for the Southern District of New York and subsequently consolidated. Approximately 300 issuers and 40 investment banks have been sued. These suits have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuit alleges that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it are without merit and will vigorously defend itself in these cases. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

Litigation Relating to the California Energy Crisis

In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that the Company conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation, et al., was filed in the Superior Court of California, County of San Diego.

In June and July 2002, the Company, Ross Perot and Ross Perot, Jr., were named as defendants in six purported class action lawsuits that allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and, in certain of the cases, allege common law fraud. These suits allege that the Company's SEC filings contained material misstatements or omissions of material facts with respect to the Company's activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp., et al. and Richard
J. Dowling v. Perot Systems Corp., et al. were filed in the United States District Court for the Southern District of New York, and four lawsuits, Robert Markewich v. Perot Systems Corp., et al., Vincent Milano v. Perot Systems Corp., et al., Lori Will v. Perot Systems Corp., et al. and June Zordich v. Perot Systems Corp., et al. were filed in the United States District Court for the Northern District of Texas, Dallas Division. June Zordich v. Perot Systems Corp., et al. has been transferred to the United States District Court for the Eastern District of Texas, Sherman Division.

The Company believes the claims against it are without merit and will vigorously defend itself in these cases. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


California Senate Select Committee and California Attorney General Inquiries

In connection with investigations of the California energy markets, in June 2002, the California Attorney General subpoenaed documents from the Company and, in July 2002, the Company, or its former employees, provided testimony to a select committee of the California Senate and a subcommittee of the U.S. House of Representatives relating to the Company's involvement in the California energy market in 1999 and 2000.

During the three months ended June 30, 2002, the Company incurred expenses of $3,530 associated with the California energy investigations and related litigation and have included these costs within SG&A.

NOTE 13. SUBSEQUENT EVENT

On July 1, 2002, the Company acquired ADI Technology Corporation ("ADI"), a professional services company that provides technical, information, and management disciplines to the defense, intelligence and law enforcement communities. As a result of the acquisition, the Company expanded into a new Government Services reportable segment. The purchase price includes $37,700 in cash ($4,186 of which is being held in escrow during a contractual purchase price true-up period) and may include additional payments totaling up to $15,000 in cash or stock over the next two and one-half years. The possible future payments are contingent on ADI achieving certain financial targets over the same period, and at the Company's discretion, up to 60% of these payments may be settled in Class A Common Stock of the Company, valued at the date of settlement. The transaction will be accounted for as a purchase; accordingly, the results of operations of ADI and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated financial statements beginning on the acquisition date. The Company is in the process of obtaining tangible and intangible asset appraisals and completing the plan of integration into the Company's operations, and therefore the allocation of purchase price has not been completed. Upon completion of the appraisals, the estimated fair value of goodwill will be assigned to the new Government Services reportable segment and will not be deductible for tax purposes.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2002 and 2001

Revenue for the three months ended June 30, 2002 was $333.5 million. Excluding $7.3 million of revenue relating to the termination of a certain business relationship, revenue for the second quarter of 2002 was $326.2 million, which is an increase of 12.0% over revenue for the second quarter of 2001 of $291.3 million. This increase in revenue is due to an increase in revenue for the IT Solutions segment.

Revenue for the IT Solutions segment increased 15.8% to $318.0 million in the second quarter of 2002 from $274.7 million in the same period of 2001. This increase is primarily attributable to $37.2 million in revenue from contracts signed during the past twelve months, $25.9 million in revenue from two acquisitions, $7.3 million of revenue relating to the termination of a certain business relationship, and $5.1 million from other existing accounts. The two acquisitions are Advanced Receivables Strategy, Inc. ("ARS"), which was acquired in the third quarter of 2001, and Claim Services Resource Group, Inc. ("CSRG"), which was acquired on January 1, 2002. These increases were partially offset by a $17.7 million decrease in revenue from customers in our telecommunications and capital markets sectors. Revenue from UBS AG ("UBS"), which is primarily in the capital markets sector, decreased to $64.4 million in 2002 from $77.6 million in 2001 due to lower spending on infrastructure services, resulting from cost savings initiatives implemented by UBS and the Company. In addition, in 2001 the Company focused on exiting certain business relationships and under-performing delivery units and closing geographic project sales efforts. Revenue in the second quarter of 2002 from these exited activities was $14.5 million less than the revenue from these activities in the second quarter of 2001.

Revenue for the Consulting segment was $14.9 million for both the second quarter of 2002 and the second quarter of 2001.

During the second quarter of 2002, the Company recorded $0.8 million of Direct cost of services and $6.5 million of gross profit associated with the termination of a certain business relationship. In addition, during the second quarter of 2002 the Company received a $3.0 million payment from a customer in bankruptcy reorganization, which was previously believed to be unrecoverable and recorded as a non-recurring expense during 2001. Excluding these two items, gross margin for the second quarter of 2002 was 22.7% of total revenue, which is lower than the gross margin in the second quarter of 2001 of 23.6%. This year over year decrease in gross margin was due primarily to lower profit margins on newly signed contracts and renewals and the underperformance of a claims processing acquisition. In addition, during the second quarter of 2002 the Company revised its cost estimates on a certain fixed price contract, resulting in an adjustment to reverse $1.9 million of previously recognized revenues and profits. Partially offsetting these declines is the higher profit margin generated by a business process services acquisition. As a result of market conditions and earnings pressures, the Company recorded less expense for associate incentive programs in the second quarter of 2002 as compared to the prior year period, which offset the gross margin decline by approximately 1.5 percentage points.

Selling, general and administrative expense ("SG&A") for the second quarter of 2002 increased to $54.9 million from $46.1 million for the second quarter of 2001. In the second quarter of 2002, the Company continued efforts to streamline its operations and recorded in SG&A non-recurring charges of $8.1 million related to severance and other costs to exit certain activities. These charges included the following:

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     o $6.9 million related to the elimination of approximately 235 positions in various business functions and geographic areas of the Company;

     o    $0.3 million for the closure of a facility; and

     o $0.9 million related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

In addition, the Company recorded $3.5 million of expense relating to an investigation of the Company's involvement in the California energy crisis. Excluding these items, SG&A for the second quarter of 2002 was $43.3 million, or 13.3% of revenue (after excluding the $7.3 million of non-recurring revenue), which is a decrease from 15.8% of total revenue for the second quarter of 2001. This decrease is due primarily to the focused efforts of the Company to reduce SG&A costs as a percentage of revenue, the elimination of the amortization of goodwill and certain other intangibles, which was $1.3 million in the second quarter of 2001, and the reduction of amounts recorded for associate incentive programs.

The $8.1 million in non-recurring charges during 2002 includes $0.9 million in asset basis adjustments and $7.2 million of liabilities that will be settled in cash, of which $1.0 million has been paid as of June 30, 2002. The remaining balance is expected to be substantially settled by December 31, 2002. The savings that resulted from these actions will be used to offset profit pressures from lower discretionary spending by customers on projects and to expand profit margins.

Interest income, net, decreased in the second quarter of 2002 to $1.0 million from $2.6 million in the second quarter of 2001. This decrease is due to both a lower average cash balance and lower interest rates during 2002 as compared to the prior year period.

Equity in earnings of unconsolidated affiliates, comprised of equity in earnings from HCL Perot Systems N.V., a software joint venture based in India ("HPS"), was $2.0 million in the three months ended June 30, 2002, compared to $2.6 million in the same period of 2001.

During the second quarter of 2002, the Company reduced a deferred tax asset valuation allowance of $1.6 million in connection with the termination of a certain business relationship. Excluding this $1.6 million benefit, the effective tax rate for the second quarter of 2002 was 39.5%, which is consistent with the effective tax rate in the second quarter of 2001.

Comparison of the six months ended June 30, 2002 and 2001

Revenue for the six months ended June 30, 2002 was $659.2 million. Excluding $7.3 million of revenue relating to the termination of a certain business relationship, revenue for the first six months of 2002 is $651.9 million, which is an increase of 11.2% over revenue for the first six months of 2001 of $586.0 million. This increase in revenue is due to an increase in revenue for the IT Solutions segment, partially offset by a decrease in revenue for the Consulting segment.

During the six months ended June 30, 2002, revenue for the IT Solutions segment increased 14.0% to $628.2 million from $551.1 million in the same period of 2001. This increase is primarily attributable to $76.4 million in revenue from contracts signed during the past twelve months, $55.4 million in revenue from the acquisitions of ARS and CSRG, $7.3 million of revenue relating to the termination of a certain business relationship, and $9.6 million from other existing accounts. These increases were partially offset by a $41.6 million decrease in revenue from customers in our telecommunications and capital markets sectors. Revenue from UBS AG ("UBS"), which is primarily in the capital markets sector, decreased to $127.5 million in 2002 from $156.9 million in 2001 due to lower spending on infrastructure services, resulting from cost savings initiatives implemented by UBS and the Company. Revenue also decreased by $30.0 million as a result of the Company exiting certain business relationships and under-performing delivery units and the closing of geographic project sales efforts in 2001.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Revenue for the Consulting segment decreased 8.6% to $29.9 million in the six months ended June 30, 2002 from $32.7 million in the same period of 2001 due primarily to the continued weak demand for custom application development services.

In the first six months of 2001, the Company exited a separately identifiable operation, which negatively impacted gross profit by $3.9 million. Excluding the impact from this operation, gross margin for the first six months of 2001 would have been 23.7% of total revenue. During the first six months of 2002, the Company recorded $0.8 million of Direct cost of services and $6.5 million of gross profit associated with the termination of a certain business relationship and received a $3.0 million payment from a customer in bankruptcy reorganization, which was previously believed to be unrecoverable. Excluding these two items, gross margin for the six months ended June 30, 2002 was 22.7% of total revenue. This year over year decrease in gross margin was due primarily to lower profit margins on newly signed contracts, renewals, projects and consulting engagements, and the underperformance of a claims processing acquisition. In addition, during the second quarter of 2002 the Company revised its cost estimates on a certain fixed price contract, resulting in an adjustment to reverse $1.9 million of previously recognized revenues and profits. Partially offsetting these declines is the higher profit margin generated by a business process services acquisition. As a result of market conditions and earnings pressures, the Company recorded less expense for associate incentive programs in the first six months of 2002 as compared to the prior year period, which offset the gross margin decline by approximately 1.5 percentage points.

During the six months ended June 30, 2001, the Company recorded $33.7 million in SG&A as a result of realigning its operating structure. Excluding this charge, SG&A for the first six months of 2001 would have been $95.3 million, or 16.3% of total revenue. During the first six months of 2002, the Company continued efforts to streamline its operations and recorded in SG&A non-recurring charges of $8.1 million related to severance and other costs to exit certain activities. Also during the first six months of 2002, the Company recorded $3.5 million of expense relating to an investigation of the Company's involvement in the California energy crisis. Excluding these items, SG&A for the first six months of 2002 was $88.4 million, or 13.6% of revenue (after excluding the $7.3 million of non-recurring revenue). This decrease is due primarily to the focused efforts of the Company to reduce SG&A costs as a percentage of revenue, the elimination of the amortization of goodwill and certain other intangibles, which was $3.2 million for the first six months of 2001, and the reduction of amounts recorded for associate incentive programs.

Interest income, net, decreased in the six months ended June 30, 2002 to $2.1 million from $5.7 million in the same period of 2001. This decrease is due to both a lower average cash balance and lower interest rates during 2002 as compared to the prior year period.

Equity in earnings of unconsolidated affiliates was $3.9 million in the six months ended June 30, 2002, compared to $4.2 million in the same period of 2001. Equity in earnings from HPS decreased to $3.9 million in the six months ended June 30, 2002 from $5.0 million in the same period of 2001.

During the second quarter of 2002, the Company reduced a deferred tax asset valuation allowance of $1.6 million in connection with the termination of a certain business relationship. Excluding this $1.6 million benefit, the effective tax rate for the first six months of 2002 was 39.5%, which is consistent with the effective tax rate for the first six months of 2001.

BUSINESS OUTLOOK

The following statements regarding Perot Systems business outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. In formulating this outlook, the Company has considered recent and potential sales, acquisitions and current market conditions.

For the third quarter of 2002, the Company expects approximately $20.0 million to $25.0 million of incremental revenue from the July 2002 acquisition of ADI Technology Corporation ("ADI") and recently

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


signed new contracts, offset by approximately $10.0 million of potential sequential declines in its existing account base related to normal operating events. Additionally, the Company believes there is the potential for weakened market conditions to result in a sequential decline for consulting services. The Company expects that such weakened market conditions will persist in the near term and may cause pressure on profitability.

As a result of the acquisition of ADI, operating in the new Government Services reportable segment, the Company expects that SG&A as a percentage of revenue will increase in the third quarter, while operating profits as a percentage of revenue will decrease.

The Company also expects to continue to incur costs in responding to the California energy investigation and related litigation, which amounts cannot currently be estimated.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, cash and cash equivalents decreased 19.7% to $208.2 million from $259.2 million at December 31, 2001.

Net cash provided by operating activities decreased to $6.1 million for the six months ended June 30, 2002, from $15.6 million for the six months ended June 30, 2001. This decrease is partially due to an increase in Long-term accrued revenue of $11.2 million, which represents revenues earned under long-term service contracts that will be billed in the future as specified in the terms of the related contracts. In addition, the decrease in cash provided by operating activities is also due to an increase in year-end bonuses paid to associates in 2002 as compared to 2001 of approximately $6.8 million.

Net cash used in investing activities increased to $76.9 million for the six months ended June 30, 2002, from $13.4 million for the same period in 2001. This increase was due primarily to $49.6 million of net cash paid in the first quarter of 2002 for the acquisition of CSRG and $10.0 million in cash paid as additional consideration related to the ARS acquisition.

For the six months ended June 30, 2002, net cash provided by financing activities increased to $13.6 million from $2.0 million for the six months ended June 30, 2001. This increase is primarily due to an increase in the exercise of options to purchase Class A Common Stock during the six months of 2002 and the exercise of options to purchase shares of Class B Common Stock, which did not occur during the prior year period.

The Company has no committed line of credit or other borrowings and anticipates that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future.

SUBSEQUENT EVENT

On July 1, 2002, the Company acquired ADI, a professional services company that provides technical, information, and management disciplines to the defense, intelligence and law enforcement communities. As a result of the acquisition, the Company expanded into a new Government Services reportable segment. The purchase price includes $37.7 million in cash ($4.2 million of which is being held in escrow during a contractual purchase price true-up period) and may include additional payments totaling up to $15.0 million in cash or stock over the next two and one-half years. The possible future payments are contingent on ADI achieving certain financial targets over the same period, and at the Company's discretion, up to 60% of these payments may be settled in Class A Common Stock of the Company, valued at the date of settlement. The transaction will be accounted for as a purchase; accordingly, the results of operations of ADI and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated financial statements beginning on the acquisition date. The Company is in the process of obtaining tangible and intangible asset appraisals and completing the plan of integration into the Company's operations, and therefore the allocation of purchase price has not been completed. Upon completion of the appraisals, the estimated fair value of goodwill will be assigned to the new Government Services reportable segment and will not be deductible for tax purposes.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, such as: the loss of major clients; the Company's ability to achieve future sales; changes in our relationship and variability of revenue and expense associated with our largest customer; the loss of key personnel; the highly competitive market in which we operate; the variability of quarterly operating results; changes in technology; risks related to international operations; risks related to acquisitions; costs associated with a California State Senate Committee and California Attorney General investigation into the California energy crisis; and general economic conditions. These and other risks are outlined in our annual report on Form 10-K, which is on file with the Securities and Exchange Commission and available at www.sec.gov. These factors may cause our actual results to differ materially from any forward-looking statement.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                    PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002


PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcome of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

IPO Allocation Litigation

In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in the following two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., were filed in the United States District Court for the Southern District of New York and subsequently consolidated. Approximately 300 issuers and 40 investment banks have been sued. These suits have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuit alleges that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it are without merit and will vigorously defend itself in these cases. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

Litigation Relating to the California Energy Crisis

In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that the Company conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation, et al., was filed in the Superior Court of California, County of San Diego.

In June and July 2002, the Company, Ross Perot and Ross Perot, Jr., were named as defendants in six purported class action lawsuits that allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and, in certain of the cases, allege common law fraud. These suits allege that the Company's SEC filings contained material misstatements or omissions of material facts with respect to the Company's activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp., et al. and Richard
J. Dowling v. Perot Systems Corp., et al. were filed in the United States District Court for the Southern District of New York, and four lawsuits, Robert Markewich v. Perot Systems Corp., et al., Vincent Milano v. Perot Systems Corp., et al., Lori Will v. Perot Systems Corp., et al. and June Zordich v. Perot Systems Corp., et al. were filed in the United States District Court for the Northern District of Texas, Dallas Division. June Zordich v. Perot Systems Corp., et al. has been transferred to the United States District Court for the Eastern District of Texas, Sherman Division.

The Company believes the claims against it are without merit and will vigorously defend itself in these cases. The Company does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition, results of operation or cash flow.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended June 30, 2002


California Senate Select Committee and California Attorney General Inquiries

In connection with investigations of the California energy markets, in June 2002, the California Attorney General subpoenaed documents from the Company and, in July 2002, the Company, or its former employees, provided testimony to a select committee of the California Senate and a subcommittee of the U.S. House of Representatives relating to the Company's involvement in the California energy market in 1999 and 2000.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders of the Company on May 8, 2002. The purpose of the meeting was to elect eight nominees to serve as directors of the Company, approve the amendment and restatement of the certificate of incorporation to increase the authorized number of shares of Class A Common Stock, and ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002. The number of shares voted with respect to each nominee was as follows:

            Nominee                          For           Withheld
            -------                      ----------        ---------
         Ross Perot ..................   91,820,560        2,785,585
         Steven Blasnik ..............   93,946,309          659,836
         James Champy ................   89,015,420        5,590,725
         John S.T. Gallagher .........   93,576,628        1,029,517
         William K. Gayden ...........   93,589,550        1,016,595
         Carl Hahn ...................   93,411,384        1,194,761
         Thomas Meurer ...............   94,132,320          473,825
         Ross Perot, Jr ..............   90,200,194        4,405,951

All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors of the Company. The amendment and restatement of the certificate of incorporation to increase the authorized shares of Class A Common Stock from 200,000,000 to 300,000,000 shares has been approved. The vote was 92,836,365 for and 1,701,028 against with the holders of 68,750 abstaining. The appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002 was ratified by the shareholders. The vote was 93,376,965 for and 1,187,230 against with the holders of 41,950 abstaining.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended June 30, 2002


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

            Exhibit No.                   Document
            -----------                   --------

            3.1 Third Amended and Restated Certificate of Incorporation dated May 9, 2002, and filed with the Delaware Secretary of State on May 16, 2002

     (b) Reports on Form 8-K

              On June 6, 2002, the Company filed a Current Report on Form 8-K reporting a press release. The matter was reported under Item 5 of Form 8-K.

              On June 24, 2002, the Company filed a Current Report on Form 8-K reporting a press release and the production of documents in response to the subpoena from the Attorney General of the State of California and the provision of those documents to the California State Senate Committee investigating the California energy markets. The matter was reported under Item 9 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PEROT SYSTEMS CORPORATION
                                            (Registrant)



Date: August 8, 2002                        By /s/ ROBERT J. KELLY
                                            ------------------------
                                            Robert J. Kelly
                                            Corporate Controller and Principal
                                            Accounting Officer

                                 EXHIBIT INDEX


            Exhibit No.                   Document
            -----------                   --------

            3.1 Third Amended and Restated Certificate of Incorporation dated May 9, 2002, and filed with the Delaware Secretary of State on May 16, 2002