Form 10-Q
period 2002-09-30
PEROT SYSTEMS CORP
filed 2002-11-13
CIK 894253

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2002

                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of October 31, 2002: 108,378,147.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2002


INDEX

                                                                                             Page


PART I:   FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of September 30, 2002 and
                  December 31, 2001.............................................................1
             Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001.................................2
             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.............................................3
             Notes to Condensed Consolidated Financial Statements...............................4

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................13

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..................................................................18

ITEM 4:    CONTROLS AND PROCEDURES.............................................................18

PART II:  OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS...................................................................19

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................20

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K....................................................20

SIGNATURES.....................................................................................21

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   September 30, 2002    December 31, 2001
                                                                   ------------------    -----------------
                                                   ASSETS

Current assets:
   Cash and cash equivalents ...............................            $ 192,411             $ 259,178
   Accounts receivable, net ................................              161,186               160,907
   Prepaid expenses and other ..............................               47,376                50,071
                                                                        ---------             ---------

       Total current assets ................................              400,973               470,156

Property, equipment and purchased software, net ............               59,527                52,426
Goodwill, net ..............................................              211,221               127,161
Long-term accrued revenue ..................................               64,222                34,003
Other non-current assets ...................................               93,210                73,852
                                                                        ---------             ---------
       Total assets ........................................            $ 829,153             $ 757,598
                                                                        =========             =========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................            $  32,862             $  36,272
   Accrued liabilities .....................................              103,965               121,728
   Other current liabilities ...............................               35,379                48,159
                                                                        ---------             ---------
       Total current liabilities ...........................              172,206               206,159

Other non-current liabilities ..............................               10,565                20,670
                                                                        ---------             ---------
       Total liabilities ...................................              182,771               226,829
                                                                        ---------             ---------

Stockholders' equity:
   Common stock ............................................                1,071                 1,020
   Additional paid-in capital ..............................              383,850               331,057
   Other stockholders' equity ..............................              265,081               206,147
   Accumulated other comprehensive loss ....................               (3,620)               (7,455)
                                                                        ---------             ---------
       Total stockholders' equity ..........................              646,382               530,769
                                                                        ---------             ---------
       Total liabilities and stockholders' equity ..........            $ 829,153             $ 757,598
                                                                        =========             =========


   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                            Three months ended September 30,    Nine months ended September 30,
                                                                  2002             2001             2002             2001
                                                               ---------        ---------        ---------        ---------

Revenue ................................................       $ 342,497        $ 306,973        $1,001,741       $ 892,992

Costs and expenses:
     Direct cost of services ...........................         262,657          239,857          764,411          691,177
     Selling, general and administrative expenses ......          51,431           82,740          151,392          211,748
                                                               ---------        ---------        ---------        ---------
Operating income (loss) ................................          28,409          (15,624)          85,938           (9,933)

Interest income, net ...................................             897            1,787            2,985            7,512
Equity in earnings of unconsolidated affiliates ........           2,123            2,305            6,050            6,531
Other income (expense), net ............................            (455)            (138)          (1,128)          (1,198)
                                                               ---------        ---------        ---------        ---------
Income (loss) before taxes .............................          30,974          (11,670)          93,845            2,912
Provision for income taxes .............................          12,234            6,392           35,504           12,152
                                                               ---------        ---------        ---------        ---------

     Net income (loss) .................................       $  18,740        $ (18,062)       $  58,341        $  (9,240)
                                                               =========        =========        =========        =========


Basic and diluted earnings (loss) per common share:
     Basic earnings (loss) per common share ............       $    0.18        $   (0.18)       $    0.55        $   (0.09)
     Weighted average common shares outstanding ........         106,840           99,926          105,392           98,687

     Diluted earnings (loss) per common share ..........       $    0.17        $   (0.18)       $    0.51        $   (0.09)
     Weighted average diluted common shares
     outstanding .......................................         112,950           99,926          115,257           98,687

   The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Nine months ended September 30,
                                                                                        2002                2001
                                                                                      ---------           ---------

 Cash flows from operating activities:
     Net income (loss) .....................................................          $  58,341           $  (9,240)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ......................................             22,745              26,213
        Impairment of long-lived assets ....................................              1,172              10,739
        Other non-cash items ...............................................              5,730                 (13)
        Changes in assets and liabilities:
           Accounts receivable, net ........................................             10,660              12,569
           Long-term accrued revenue .......................................            (30,219)            (15,034)
           Accounts payable and accrued liabilities ........................             (7,364)             18,260
           Accrued compensation ............................................            (14,223)              6,269
           Income taxes ....................................................             21,862              14,915
           Other current and non-current assets ............................            (22,844)            (18,093)
           Other current and non-current liabilities .......................            (10,661)            (10,132)
                                                                                      ---------           ---------
               Net cash provided by operating activities ...................             35,199              36,453
                                                                                      ---------           ---------

Cash flows from investing activities:
     Purchases of property, equipment and software .........................            (25,536)            (24,594)
     Acquisition of businesses, net of cash acquired of
        $10,328 and $250, respectively .....................................            (98,312)            (53,364)
     Other .................................................................                794                (788)
                                                                                      ---------           ---------
               Net cash used in investing activities .......................           (123,054)            (78,746)
                                                                                      ---------           ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock ................................             18,336               6,573
     Proceeds from issuance of treasury stock ..............................              2,003               2,660
     Purchases of treasury stock ...........................................             (6,907)             (3,738)
     Other .................................................................               (615)                151
                                                                                      ---------           ---------
               Net cash provided by financing activities ...................             12,817               5,646

Effect of exchange rate changes on cash and cash equivalents ...............              8,271              (1,101)
                                                                                      ---------           ---------

Net decrease in cash and cash equivalents ..................................            (66,767)            (37,748)

Cash and cash equivalents at beginning of period ...........................            259,178             239,688
                                                                                      ---------           ---------

Cash and cash equivalents at end of period .................................          $ 192,411           $ 201,940
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

NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, as filed in the Company's Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results for the year ending December 31, 2002.

Certain of the 2001 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Financial Accounting Standards 146

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. ("FAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company is required to adopt FAS 146 no later than January 1, 2003. The Company does not believe that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

Pending Issuance of Financial Accounting Standards Board Emerging Issues Task Force Issue 00-21

The Company has long-term fixed-price contracts that include certain deliverables that would fall under the scope of AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), and certain ongoing service elements. The Company recognizes revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On October 25, 2002, the EITF reached a tentative conclusion on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") (which has not yet been finalized), regarding when and how to separate elements of a contract into separate units of accounting. On November 8, 2002, the EITF released for comment a proposed draft abstract of EITF 00-21 that the EITF intends to ratify at its November 21, 2002, meeting. The proposed draft abstract, if ratified, will require the Company to adopt EITF 00-21 for all new revenue arrangements entered into in fiscal years beginning after December 15, 2002, but alternatively will allow the Company to apply EITF 00-21 to existing contracts and record the effect of adoption as the cumulative effect of a change in accounting principle. If the Company were to apply the tentative conclusions of EITF 00-21 and utilize a straight-line revenue recognition method for the service-related elements of its existing multi-element arrangements, and if the Company chooses to elect the cumulative effect transition option of EITF 00-21, the Company would record adjustments to reduce earnings per share through December 31, 2002, by an amount currently estimated to range from $0.25 to $0.35. These adjustments would relate primarily to the Company's financial results since the second quarter of 2001 and would include a charge of between $0.05 and $0.10 per share to recognize a loss on a contract element included in an otherwise profitable contract. In addition, the Company expects, based on current estimates of revenues and costs on its existing long-term fixed-price contracts, that the change to the new accounting method for those existing contracts would reduce earnings per share in 2003 by approximately $0.06 per share and would have an immaterial impact on 2004.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 2.  ACQUISITIONS

ADI Technology Corporation

On July 1, 2002, the Company acquired ADI Technology Corporation ("ADI"), a professional services company that provides technical, information, and management disciplines to the defense, intelligence and law enforcement communities. As a result of the acquisition, the Company expanded into a Government Services segment. The purchase price includes $37,765 in cash ($4,186 of which is being held in escrow during a contractual purchase price adjustment period) and may include additional payments totaling up to $15,000 in cash or stock over the next two and one-half years. The possible future payments are contingent on ADI achieving certain financial targets over the same period, and at the Company's discretion, up to 60% of these payments may be settled in Class A Common Stock of the Company, valued at the date of settlement. The results of operations of ADI and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements beginning on the acquisition date. The allocation of the excess of the purchase price over the net assets acquired is pending completion of a tangible asset appraisal; however, the estimated excess purchase price (in the amount of $26,899) was recorded as Goodwill, net, on the condensed consolidated balance sheets, was assigned to the Government Services segment, and is not deductible for tax purposes.

Claim Services Resource Group, Inc.

On January 1, 2002, the Company acquired all of the outstanding shares of Claim Services Resource Group, Inc. ("CSRG"), a company that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. Total consideration included $49,601 in cash (net of $10,328 of cash acquired) and $3,131 in the form of 154 shares of the Company's Class A Common Stock and was based on the estimated enterprise value of the acquired corporation. The results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired (in the amount of $52,289) was recorded as Goodwill, net, on the condensed consolidated balance sheets, was assigned to the IT Solutions segment, and is not deductible for tax purposes. The purchase price may be adjusted within an ongoing contractual adjustment period.

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

The transitional impairment analysis required upon adoption of FAS 142 was completed during the first quarter of 2002, and the annual goodwill impairment analysis was completed during the third quarter of 2002. In both impairment analyses, the Company determined that there was no impairment of the carrying value of goodwill. Additionally, the Company evaluated its intangible assets and determined that all such assets have determinable lives.

The following tables provide comparative net income (loss) and earnings (loss) per common share had the non-amortization provision of FAS 142 been adopted for all periods presented:

                                                               Three months ended September 30,  Nine months ended September 30,
                                                                      2002            2001             2002            2001
                                                                   ---------       ---------        ---------       ---------

Net income (loss) ..........................................       $  18,740       $ (18,062)       $  58,341       $  (9,240)

Adjustments:
     Assembled workforce amortization
          net of tax benefit of $118 and $353 ..............              --             192               --             576
     Goodwill amortization, net of tax
          benefit of $421 and $1,262 .......................              --             922               --           2,683
                                                                   ---------       ---------        ---------       ---------

Adjusted net income (loss) .................................       $  18,740       $ (16,948)       $  58,341       $  (5,981)
                                                                   =========       =========        =========       =========

Basic earnings (loss) per common share:
     Reported basic earnings (loss)  per common share ......       $   0.175       $  (0.181)       $   0.554       $  (0.094)
     Adjusted basic earnings (loss) per common share .......       $   0.175       $  (0.170)       $   0.554       $  (0.061)

Diluted earnings (loss) per common share:
     Reported diluted earnings (loss) per common share .....       $   0.166       $  (0.181)       $   0.506       $  (0.094)
     Adjusted diluted earnings (loss) per common share .....       $   0.166       $  (0.170)       $   0.506       $  (0.061)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by reporting segment are as follows:

                                                                    Government
                                                  IT Solutions        Services      Consulting         Total
                                                  ------------      ----------      ----------       ---------

Balance as of December 31, 2001 .............       $  59,683        $      --       $  67,478       $ 127,161
Reclassification of assembled workforce
     intangibles to goodwill ................             772               --           3,893           4,665
Additional goodwill for ARS acquisition .....             756               --              --             756
Goodwill resulting from CSRG acquisition ....          52,289               --              --          52,289
Goodwill resulting from ADI acquisition .....              --           26,899              --          26,899
Other adjustments ...........................            (549)              --              --            (549)
                                                    ---------        ---------       ---------       ---------
Balance as of September 30, 2002 ............       $ 112,951        $  26,899       $  71,371       $ 211,221
                                                    =========        =========       =========       =========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

Identifiable intangible assets as of September 30, 2002, are recorded in Other non-current assets in the condensed consolidated balance sheets and are comprised of:

                                                 Gross                            Net
                                               Carrying       Accumulated         Book
                                                 Value        Amortization        Value
                                               ---------      ------------       -------

Service marks .........................         $ 5,552         $(1,954)         $ 3,598
Customer based assets .................           4,249            (424)           3,825
Other intangible assets ...............           2,311            (426)           1,885
                                                -------         -------          -------
Balance at September 30, 2002 .........         $12,112         $(2,804)         $ 9,308
                                                =======         =======          =======

Total amortization expense for identifiable intangible assets was $629 and $1,634 for the quarter and nine months ended September 30, 2002, respectively, and $682 and $1,634 for the quarter and nine months ended September 30, 2001, respectively. Amortization expense is estimated at $2,340, $2,446, $1,989, $1,570, $907 and $486 for the years ended December 31, 2002 through 2007, respectively. Identifiable intangible assets will be amortized over a weighted average of approximately seven years.

NOTE 4.  ACCRUED LIABILITIES

At December 31, 2001, the Company had recorded $4,200 for contract-related expenses associated with the bankruptcy of a customer as certain amounts were believed to be unrecoverable. During the second quarter of 2002, the Company received a payment for $3,000 of these contract-related expenses, which was recorded as a reduction of Direct cost of services in the second quarter of 2002.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss), net of tax, was as follows:

                                                             Three months                        Nine months
                                                         ended September 30,                 ended September 30,
                                                      --------------------------          -------------------------
                                                        2002              2001              2002              2001
                                                      --------          --------          --------          --------

Net income (loss) ...........................         $ 18,740          $(18,062)         $ 58,341          $ (9,240)
Foreign currency translation adjustments ....              696             3,032             4,006              (931)
Other .......................................             (142)              157              (171)              178
                                                      --------          --------          --------          --------
Total comprehensive income (loss) ...........         $ 19,294          $(14,873)         $ 62,176          $ (9,993)
                                                      ========          ========          ========          ========

NOTE 6.  STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                            September 30, 2002   December 31, 2001
                                            ------------------   -----------------

Retained earnings ......................         $ 266,162          $ 207,821
Other ..................................            (1,081)            (1,674)
                                                 ---------          ---------
Total other stockholders' equity .......         $ 265,081          $ 206,147
                                                 =========          =========

Additional paid-in capital increased by $52,793 during the nine months ended September 30, 2002, due primarily to the issuance of the Company's Class A and Class B Common Stock for the exercise of options in the amount of $6,533 and $8,099, respectively, and the related $21,304 tax benefit. The majority of the

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

remaining increase related to the issuance of $13,872 of Class A Common Stock for the purchases of ARS and CSRG.

At September 30, 2002, there were 104,815 shares of the Company's Class A Common Stock and 2,225 shares of the Company's Class B Common Stock outstanding. At December 31, 2001, there were 100,085 shares of the Company's Class A Common Stock and 1,784 shares of the Company's Class B Common Stock outstanding. The increase in the Company's Class A Common Stock is primarily due to the exercise of stock options to purchase 2,573 shares, the conversion of 1,784 shares of Class B Common Stock to Class A Common Stock, and the issuance of 703 shares for two acquisitions. These issuances were partly offset by the repurchase of 639 shares during the period. In April of 2002, the Company issued 2,225 shares of Class B Common Stock upon the exercise of options.

NOTE 7.  TERMINATION OF BUSINESS RELATIONSHIPS

During the quarter ended June 30, 2002, the Company terminated an application development joint venture. As a result, the Company received a termination fee of $7,289 and incurred expenses of $759 that were recorded in Revenue and Direct costs of services, respectively. In addition, in connection with this termination, the Company reduced a deferred tax asset valuation allowance, resulting in an income tax benefit of $1,565.

During the quarter ended September 30, 2002, the Company exited a technology infrastructure services joint venture. As a result, the Company received a payment of $7,267 and incurred expenses of $89 that were recorded in Revenue and Direct costs of services, respectively.

NOTE 8.  REALIGNED OPERATING STRUCTURE

During 2001, the Company began to realign its operating structure and recorded charges of $74,690, of which $33,713 was recorded during the first quarter of 2001 and $40,977 was recorded during the third quarter of 2001.

In the second and third quarters of 2002, the Company continued these efforts and recorded in Selling, general and administrative expenses ("SG&A") charges of $8,151 and $2,936, respectively, related to severance and other costs to exit certain activities. These charges included the following: $9,821 related to the elimination of approximately 287 positions in various business functions and geographic areas of the Company; $312 for the closure of a facility; and $954 related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

The amounts accrued and the related payments and adjustments against these 2002 and 2001 charges were as follows:

                                                        Employee          Facility          Asset
                                                         Related           Related          Basis
                                                          Costs             Costs         Adjustments          Total
                                                        --------          --------        -----------         --------

Provision balance at December 31, 2001 ........         $ 10,453          $ 21,217         $      --          $ 31,670
Charge for the quarter ended June 30 ..........            6,885               312               954             8,151
Charge for the quarter ended September 30 .....            2,936                --                --             2,936
Less:  cash payments and asset write-downs ....           (5,148)           (4,643)             (954)          (10,745)
Change in estimate ............................           (4,800)            4,800                --                --
                                                        --------          --------          --------          --------
Provision balance at September 30, 2002 .......         $ 10,326          $ 21,686          $     --          $ 32,012
                                                        ========          ========          ========          ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

During the second quarter of 2002, the Company revised its estimates of the remaining provision needed for employee-related and facility-related costs. The Company decreased its estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs. The Company increased its estimates for facility-related costs due to the deterioration in the sublease markets for certain facilities. The remaining balance of $32,012 is included on the condensed consolidated balance sheets in the amounts of $28,174 in Accrued liabilities and $3,838 in Other non-current liabilities. The remaining balance is expected to be substantially settled by September 30, 2003.

As a part of the realigned operating structure, in 2001 the Company exited a separately identifiable operation. For the nine months ended September 30, 2001, revenue and net operating losses for this operation were $0 and ($3,997), respectively. There was no activity for this operation for the nine months ended September 30, 2002.

NOTE 9.  INCOME TAXES

During the second quarter of 2002, the Company reduced a deferred tax asset valuation allowance of $1,565 in connection with the termination of an application development joint venture. Excluding this $1,565 benefit, the effective tax rate for the first nine months of 2002 was 39.5%.

During the third quarter of 2001, the Company recorded a valuation allowance against certain foreign deferred tax assets of $11,001. Excluding this charge, the effective tax rate for the first nine months of 2001 was 39.5%.

NOTE 10.  SEGMENT DATA

The Company's operations are classified into three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing as well as high value short-term projects and consulting capabilities. The Government Services segment provides technical, information, and management disciplines to the defense, intelligence and law enforcement communities. The Consulting segment provides services relating to the implementation of enterprise resource planning, supply chain management, design, development, implementation, and maintenance of applications, and various other activities. The Company's remaining operating areas and corporate activities are included in "Other" and include profits and expenses that are not related to the operations of the other reportable segments.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company evaluates segment performance based on income (loss) from operations before income taxes, exclusive of profits and expenses that are included in the "Other" category. All corporate and centrally-incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage. In the Company's Annual Report on Form 10-K for the year ended December 31, 2001, goodwill, other intangible assets and related amortization expense associated with the acquisition of Solutions Consulting were included in "Other." In the summary below, these amounts are included in the Consulting segment for all periods presented.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

The following is a summary of certain financial information by reportable segment:

                                                            IT         GOVERNMENT
                                                         SOLUTIONS      SERVICES      CONSULTING         OTHER           TOTAL
                                                         ---------      ---------      ---------       ---------       ---------

For the three months ended September 30, 2002:
   Revenue ........................................      $ 307,589      $  19,280      $  15,266       $     362       $ 342,497
   Income before taxes ............................         28,280            853          1,152             689          30,974

For the three months ended September 30, 2001:
   Revenue ........................................        293,294             --         13,183             496         306,973
   Income (loss) before taxes .....................         28,551             --         (3,134)        (37,087)        (11,670)

For the nine months ended September 30, 2002:
   Revenue ........................................        935,789         19,280         45,196           1,476       1,001,741
   Income before taxes ............................         86,700            853          2,286           4,006          93,845

For the nine months ended September 30, 2001:
   Revenue ........................................        844,359             --         45,909           2,724         892,992
   Income (loss) before taxes .....................         71,461             --         (5,324)        (63,225)          2,912

During the second quarter of 2002, the Company recorded $7,289 of revenue associated with the termination of an application development joint venture, and this revenue is included in the IT Solutions segment. Because of the non-recurring nature of this revenue, the Company has reported the related gross profit of $6,530 in "Other."

During the third quarter of 2002, the Company recorded $7,267 of revenue associated with exiting a technology infrastructure services joint venture, and this revenue is included in the IT Solutions segment. Because of the non-recurring nature of this revenue, the Company has reported the related gross profit of $7,178 in "Other." Also included in "Other" are a payment received by a customer in bankruptcy that was previously believed to be unrecoverable, severance and other costs to exit certain activities, and expenses associated with the California energy investigations and related litigation.

NOTE 11.  EARNINGS (LOSS) PER COMMON SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per common share computations.

                                                                Three months ended September 30,
                                                                     2002              2001
                                                                   --------          --------

BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .......................................          $ 18,740          $(18,062)
                                                                   ========          ========

Weighted average common shares outstanding ..............           106,840            99,926
                                                                   ========          ========

Basic earnings (loss) per common share ..................          $   0.18          $  (0.18)
                                                                   ========          ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .......................................          $ 18,740          $(18,062)
                                                                   ========          ========

Weighted average common shares outstanding ..............           106,840            99,926
Incremental shares assuming dilution ....................             6,110                --
                                                                   --------          --------
Weighted average diluted common shares outstanding ......           112,950            99,926

Diluted earnings (loss) per common share ................          $   0.17          $  (0.18)
                                                                   ========          ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Nine months ended September 30,
                                                                     2002              2001
                                                                   --------          --------
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .......................................          $ 58,341          $ (9,240)
                                                                   ========          ========

Weighted average common shares outstanding ..............           105,392            98,687
                                                                   ========          ========

Basic earnings (loss) per common share ..................          $   0.55          $  (0.09)
                                                                   ========          ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) .......................................          $ 58,341          $ (9,240)
                                                                   ========          ========

Weighted average common shares outstanding ..............           105,392            98,687
Incremental shares assuming dilution ....................             9,865                --
                                                                   --------          --------
Weighted average diluted common shares outstanding ......           115,257            98,687

Diluted earnings (loss) per common share ................          $   0.51          $  (0.09)
                                                                   ========          ========

For the three and nine months ended September 30, 2002, options to purchase 17,366 and 15,522 shares, respectively, of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were higher than the Company's average stock price for these periods. For the three and nine months ended September 30, 2001, all options to purchase shares of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given the reported losses for the periods.

NOTE 12. CONTINGENCIES

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcome of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

IPO Allocation Litigation

In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in the following two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York and subsequently consolidated. Approximately 300 issuers and 40 investment banks have been sued. These suits have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuit alleges that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

occurring. The Company believes the claims against it are without merit and will vigorously defend itself in these cases.

Litigation Relating to the California Energy Market

In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that the Company conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego.

In June, July and August 2002, the Company, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and, in certain of the cases, allege common law fraud. These suits allege that the Company's SEC filings contained material misstatements or omissions of material facts with respect to the Company's activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp. et al. and Richard J. Dowling v. Perot Systems Corp. et al. were filed in the United States District Court for the Southern District of New York. Four lawsuits, Robert Markewich v. Perot Systems Corp. et al., Vincent Milano v. Perot Systems Corp. et al., Lori Will v. Perot Systems Corp. et al. and June Zordich v. Perot Systems Corp. et al. were filed in the United States District Court for the Northern District of Texas, Dallas Division. June Zordich v. Perot Systems Corp. et al. was transferred to the United States District Court for the Eastern District of Texas, Sherman Division. Two lawsuits, Joffre Berger v. Perot Systems Corp. et al., and Daniel Taubenfeld v. Perot Systems Corp. et al., were filed in the United States District Court for the Eastern District of Texas, Sherman Division.

The Company believes the claims against it are without merit and will vigorously defend itself in these cases.

California Senate Select Committee and California Attorney General Inquiries

In connection with investigations of the California energy markets, in June 2002, the California Attorney General subpoenaed documents from the Company and, in July 2002, the Company, and two of its former employees, provided testimony to a select committee of the California Senate and a subcommittee of the U.S. House of Representatives relating to the Company's involvement in the California energy market in 1997 to 2000.

During the three and nine months ended September 30, 2002, the Company incurred expenses of $5,146 and $8,676, respectively, associated with the California energy investigations and related litigation and have included these costs within SG&A.

Contingency in Unconsolidated Joint Venture

The Company owns 50% of HCL Perot Systems N.V. ("HPS"), a joint venture with HCL Corporation Limited and HCL Europe Limited. The Company does not control or consolidate HPS and accounts for its investment in HPS under the equity method. The Company believes that HPS may have material contingent liabilities that have not been recorded by the joint venture. The Company has initiated a review of the joint venture's records to determine the probability and extent of any contingent liability; however, the Company cannot make a reasonable estimate of the amount or range of amounts of any possible loss at this time. Accordingly, the Company has not recorded its share of any possible loss related to this contingency.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 and 2001

Revenue for the three months ended September 30, 2002 was $342.5 million. Excluding $7.3 million of revenue relating to exiting a technology infrastructure services joint venture, revenue for the third quarter of 2002 was $335.2 million, which is an increase of 9.2% over revenue for the third quarter of 2001 of $307.0 million. This increase in revenue is primarily due to an increase in revenue for the IT Solutions and Government Services segments.

Revenue for the IT Solutions segment increased 4.9% to $307.6 million in the third quarter of 2002 from $293.3 million in the same period of 2001. This increase is primarily attributable to $8.3 million in revenue from contracts signed during the past twelve months, $7.3 million in revenue related to exiting a technology infrastructure services joint venture, $5.8 million in revenue from Claim Services Resource Group, Inc. ("CSRG"), acquired on January 1, 2002, and $14.9 million from other existing accounts, primarily in the healthcare industry. These increases were partially offset by a $12.3 million decrease in revenue from customers in the telecommunications and capital markets industries. Revenue from UBS AG ("UBS"), which is primarily in the capital markets industry, decreased to $62.0 million in 2002 from $70.2 million in 2001 due primarily to lower spending on infrastructure services, resulting from cost savings initiatives implemented by UBS and the Company. In addition, in 2001 the Company began to exit certain business relationships and under-performing delivery units and closed geographic project sales efforts. Revenue in the third quarter of 2002 from these exited activities was $9.7 million less than the revenue from these activities in the third quarter of 2001.

The Government Services segment was formed in the third quarter of 2002 when the Company acquired ADI Technology Corporation ("ADI"). Revenue for the Government Services segment was $19.3 million and is attributable to this acquisition.

Revenue for the Consulting segment increased 15.9% to $15.3 million for the third quarter of 2002 from $13.2 million in the third quarter of 2001. The increase is primarily due to growth from Perot Systems Solutions Consulting.

During the three months ended September 30, 2002, the Company recorded $7.2 million of gross profit associated with exiting a technology infrastructure services joint venture. Excluding this item, gross margin would have been 21.7% of total revenue. During the third quarter of 2001, the Company recorded a charge of $5.0 million to reduce the basis of software and other assets used in exited service offerings. Excluding this charge, gross margin would have been 23.5% of total revenue. This year-over-year decrease in gross margin was due primarily to lower profit margins on contracts signed and acquisitions consummated since the middle of 2001, including the Company's newly acquired government services company, ADI. Contracts in the Government Services segment generally carry lower gross margins than the Company's average gross margin on commercial contracts and, as a result, lowered gross margin for the third quarter of 2002 by 0.5 percentage points. In addition, during the third quarter of 2002 the Company revised its cost estimates on a certain fixed price contract due to a significant cost overrun on a software development project included in this contract, resulting in an adjustment to reverse $0.7 million of previously recognized revenues and profits. The Company is in discussion with the customer regarding the recovery of a portion of these cost overruns under the terms of the contract.

In the third quarter of 2002, the Company recorded in Selling, general and administrative expenses ("SG&A") $3.0 million related to severance expense for the elimination of approximately 52 positions in

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

connection with a restructuring of its European operations. In addition, the Company recorded $5.1 million of expense relating to an investigation of the Company's involvement in the California energy market. Excluding these items, SG&A for the third quarter of 2002 was $43.3 million, or 12.9% of revenue (after excluding the $7.3 million of revenue relating to the termination of the technology infrastructure joint venture). In the third quarter of 2001, the Company recorded $36.0 million in SG&A, related primarily to severance and facility related costs as it continued to realign its operating structure. Excluding this charge, SG&A for the third quarter of 2001 would have been $46.7 million, or 15.2% of revenue. This decrease is due primarily to a temporary decline in selling expense, the elimination of the amortization of goodwill and certain other intangibles, which was $1.7 million in the third quarter of 2001, and the focused efforts of the Company to reduce SG&A costs as a percentage of revenue.

Interest income, net, decreased in the third quarter of 2002 to $0.9 million from $1.8 million in the third quarter of 2001. This decrease is due to both a lower average cash balance and lower interest rates during 2002 as compared to the prior year period.

Equity in earnings of unconsolidated affiliates, comprised of equity in earnings from HCL Perot Systems N.V., a software joint venture based in India ("HPS"), was $2.1 million in the three months ended September 30, 2002, compared to $2.3 million in the same period of 2001.

Income tax expense for the third quarter of 2001 includes a non-cash charge of $11.0 million to establish a valuation allowance against certain foreign deferred tax assets. Excluding this $11.0 million charge, the effective tax rate for the third quarter of 2001 was 39.5%, which is consistent with the effective tax rate for the third quarter of 2002.

Comparison of the nine months ended September 30, 2002 and 2001

Revenue for the nine months ended September 30, 2002 was $1,001.7 million. Excluding $7.3 million of revenue relating to exiting a technology infrastructure services joint venture and an additional $7.3 million of revenue relating to the termination of an application development joint venture, revenue for the first nine months of 2002 is $987.1 million, which is an increase of 10.5% over revenue for the first nine months of 2001 of $893.0 million. This increase in revenue is due to increases in revenue for the IT Solutions and Government Services segments, partially offset by a decrease in revenue for the Consulting segment.

During the nine months ended September 30, 2002, revenue for the IT Solutions segment increased 10.8% to $935.8 million from $844.4 million in the same period of 2001. This increase is primarily attributable to $20.3 million in revenue from the acquisition of CSRG, $14.6 million in revenue from contracts signed during the past twelve months, $14.6 million of revenue relating to exiting a technology infrastructure services joint venture and the termination of an application development joint venture, and $135.1 million from other existing accounts, primarily in the healthcare industry. These increases were partially offset by a $53.8 million decrease in revenue from customers in the telecommunications and capital markets industries. Revenue from UBS, which is primarily in the capital markets industry, decreased to $189.5 million in 2002 from $227.1 million in 2001 due primarily to lower spending on infrastructure services, resulting from cost savings initiatives implemented by UBS and the Company. Revenue also decreased by $39.4 million as a result of the Company exiting certain business relationships and under-performing delivery units and the closing of geographic project sales efforts in 2001.

Revenue for the Government Services segment was $19.3 million and is primarily attributable to the acquisition of ADI.

Revenue for the Consulting segment decreased 1.5% to $45.2 million in the nine months ended September 30, 2002, from $45.9 million in the same period of 2001 due primarily to the continued weak demand for custom application development services partially offset by growth in systems integration and package implementation services.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

During the first nine months of 2002, the Company recorded $0.9 million of Direct cost of services and $13.7 million of gross profit associated with exiting a technology infrastructure services joint venture and the termination of an application development joint venture and received a $3.0 million payment from a customer in bankruptcy reorganization, which was previously believed to be unrecoverable. Excluding these items, gross margin for the nine months ended September 30, 2002, was 22.3% of total revenue. In the first nine months of 2001, the Company exited a separately identifiable operation, which negatively impacted gross profit by $3.9 million, and incurred a $5.0 million charge to reduce the basis of software and other assets used in exited service offerings. Excluding these two items, gross margin for the first nine months of 2001 would have been 23.6% of total revenue. This year over year decrease in gross margin was due primarily to lower profit margins on contracts signed since the middle of 2001 and acquisitions consummated in the last twelve months. In addition, during the first nine months of 2002, the Company revised its cost estimates on a certain fixed price contract due to a significant cost overrun on a software development project included in this contract, resulting in an adjustment to reverse $2.0 million of previously recognized revenues and profits. The Company is in discussion with the customer regarding the recovery of a portion of these cost overruns under the terms of the contract. Partially offsetting these declines is the higher profit margin generated by a business process services acquisition closed at the end of the second quarter of 2001. As a result of market conditions and earnings pressures, the Company recorded less expense for associate incentive programs in the first nine months of 2002 as compared to the prior year period, which offset the gross margin decline by approximately 1.1 percentage points.

During the first nine months of 2002, the Company continued efforts to streamline its operations and recorded in SG&A charges of $11.1 million related to severance and other costs to exit certain activities. Also during the first nine months of 2002, the Company recorded $8.7 million of expense relating to an investigation of the Company's involvement in the California energy market. Excluding these items, SG&A for the first nine months of 2002 was $131.6 million, or 13.3% of revenue (after excluding the $14.6 million of revenue from the exiting of a technology infrastructure services joint venture and the termination of an application development joint venture). During the nine months ended September 30, 2001, the Company recorded $69.7 million in SG&A related primarily to severance and facility related costs as a result of realigning its operating structure. Excluding this charge, SG&A for the first nine months of 2001 would have been $142.0 million, or 15.9% of total revenue. This decrease is due primarily to the focused efforts of the Company to reduce SG&A costs as a percentage of revenue, the elimination of the amortization of goodwill and certain other intangibles, which was $4.9 million for the first nine months of 2001, and a temporary decline in selling expense.

Interest income, net, decreased in the nine months ended September 30, 2002, to $3.0 million from $7.5 million in the same period of 2001. This decrease is due to both a lower average cash balance and lower interest rates during 2002 as compared to the prior year period.

Equity in earnings of unconsolidated affiliates was $6.1 million in the nine months ended September 30, 2002, compared to $6.5 million in the same period of 2001. Equity in earnings from HPS decreased to $6.1 million in the nine months ended September 30, 2002, from $7.3 million in the same period of 2001.

During the second quarter of 2002, the Company reduced a deferred tax asset valuation allowance of $1.6 million in connection with the termination of an application development joint venture. Excluding this $1.6 million benefit, the effective tax rate for the first nine months of 2002 was 39.5%. During the third quarter of 2001, the Company recorded an $11.0 million valuation allowance against certain foreign deferred tax assets. Excluding this $11.0 million charge, the Company's effective tax rate for the first nine months of 2001 would have been 39.5%.

STOCK OPTIONS

The Company accounts for its employee and non-employee director stock option activity under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had the Company elected to adopt FAS 123, "Accounting for Stock Based Compensation," the pro forma

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

diluted earnings per common share for the three and nine months ended September 30, 2002, would have been $0.14 and $0.42, respectively, and the pro forma diluted (loss) per common share for the three and nine months ended September 30, 2001, would have been ($0.21) and ($0.18), respectively.

BUSINESS OUTLOOK

The following statements regarding the Company's business outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. In formulating this outlook, the Company has considered recent and potential sales, acquisitions and current market conditions.

For the fourth quarter of 2002, activities affecting revenue on a sequential basis include:

         o The $7.3 million payment received relating to exiting a technology infrastructure services joint venture will not recur in the fourth quarter of 2002.

         o The Company's exiting of a technology infrastructure services joint venture will sequentially reduce revenue by $8.0 million but will not have a material impact on earnings.

         o Account declines related to project timing and lower discretionary spending are expected to reduce revenue by approximately $10.0 million.

         o Recent and expected new contract signings are expected to contribute approximately $10.0 million of sequential revenue growth. Of this amount, $4.0 million is attributable to a non-recurring license fee associated with the expected completion of an application development milestone for a customer.

For the fourth quarter of 2002, the Company expects to recognize a license fee that would contribute approximately $4.0 million, or $0.02 per share to earnings, that will not recur. This license fee is contingent upon the completion of an application development milestone and is expected to offset sequential weakness in the Company's consulting offerings and certain application-related engagements.

The Company expects a significant reduction in the fourth quarter of 2002 in its activities and expenses related to responding to investigations of the Company's involvement in the California energy market.

The Company believes there is a potential for reduced discretionary spending from its customers. If this reduction in discretionary spending materializes, the Company may experience a sequential earnings per share decline for the first quarter of 2003.

The Company owns 50% of HCL Perot Systems N.V. ("HPS"), a joint venture with HCL Corporation Limited and HCL Europe Limited. The Company does not control or consolidate HPS and accounts for its investment in HPS under the equity method. The Company believes that HPS may have material contingent liabilities that have not been recorded by the joint venture. The Company has initiated a review of the joint venture's records to determine the probability and extent of any contingent liability; however, the Company cannot make a reasonable estimate of the amount or range of amounts of any possible loss at this time. Accordingly, the Company has not recorded its share of any possible loss related to this contingency.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, cash and cash equivalents decreased 25.8% to $192.4 million from $259.2 million at December 31, 2001.

Net cash provided by operating activities decreased to $35.2 million for the nine months ended September 30, 2002, from $36.5 million for the nine months ended September 30, 2001. This decrease is partially due to an increase in Long-term accrued revenue of $15.2 million, which represents revenues earned under long-term service contracts that will be billed in the future as specified in the terms of the related contracts. In addition, the decrease in cash provided by operating activities is due to an increase in year-end bonuses paid

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

to associates in 2002 as compared to 2001 of approximately $6.8 million and cash payments made related to the Company's realignment of its operating structure of approximately $9.8 million. These cash outflows were partially offset by an increase in net income for the nine months of 2002 as compared to the nine months of 2001.

Net cash used in investing activities increased to $123.1 million for the nine months ended September 30, 2002, from $78.7 million for the same period in 2001. This increase was due primarily to $49.6 million of net cash paid in the first quarter of 2002 for the acquisition of CSRG, $37.8 million of net cash paid for the acquisition of ADI, and $10.0 million in cash paid as additional consideration related to the acquisition of Advanced Receivables Strategy, Inc. ("ARS"). In the third quarter of 2001 the Company purchased ARS for $52.2 million.

For the nine months ended September 30, 2002, net cash provided by financing activities increased to $12.8 million from $5.6 million for the nine months ended September 30, 2001. This increase is primarily due to an increase in the exercise of options to purchase Class A Common Stock during the nine months of 2002 and the exercise of options to purchase shares of Class B Common Stock, which did not occur during the prior year period.

The Company has no committed line of credit and anticipates that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet its needs for the foreseeable future.

ACCOUNTING STANDARDS ISSUED

Financial Accounting Standards 146

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. ("FAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company is required to adopt FAS 146 no later than January 1, 2003. The Company does not believe that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

Pending Issuance of Financial Accounting Standards Board Emerging Issues Task Force Issue 00-21

The Company has long-term fixed-price contracts that include certain deliverables that would fall under the scope of AICPA Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), and certain ongoing service elements. The Company recognizes revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On October 25, 2002, the EITF reached a tentative conclusion on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") (which has not yet been finalized), regarding when and how to separate elements of a contract into separate units of accounting. On November 8, 2002, the EITF released for comment a proposed draft abstract of EITF 00-21 that the EITF intends to ratify at its November 21, 2002, meeting. The proposed draft abstract, if ratified, will require the Company to adopt EITF 00-21 for all new revenue arrangements entered into in fiscal years beginning after December 15, 2002, but alternatively will allow the Company to apply EITF 00-21 to existing contracts and record the effect of adoption as the cumulative effect of a change in accounting principle. If the Company were to apply the tentative conclusions of EITF 00-21 and utilize a straight-line revenue recognition method for the service-related elements of its existing multi-element arrangements, and if the Company chooses to elect the cumulative effect transition option of EITF 00-21, the Company would record adjustments to reduce earnings per share through December 31, 2002, by an amount currently estimated to range from $0.25 to $0.35. These adjustments would relate primarily to the Company's

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

financial results since the second quarter of 2001 and would include a charge of between $0.05 and $0.10 per share to recognize a loss on a contract element included in an otherwise profitable contract. In addition, the Company expects, based on current estimates of revenues and costs on its existing long-term fixed-price contracts, that the change to the new accounting method for those existing contracts would reduce earnings per share in 2003 by approximately $0.06 per share and would have an immaterial impact on 2004.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating our forward-looking statements, you should specifically consider that one of the Company's large customers is currently in bankruptcy, and we understand that the customer is in discussions to obtain additional financing. We also understand that the ability of the customer to continue its operations as currently conducted may be dependent on the customer securing additional financing. The customer also has the option, under bankruptcy law, of rejecting our contract. The Company would have an unsecured claim for any damages that result from the rejection of our contract. If the customer is unable to continue its operations as currently conducted or rejects our contract, the Company's earnings could be materially adversely affected. In addition, various other factors may cause actual results to vary from those contained in the forward-looking statements, such as: the loss of major clients; deterioration of project and consulting-based revenue and profit associated with deteriorating market conditions; the Company's ability to achieve future sales; changes in its UBS relationship and variability of revenue and expense associated with its largest customer, as well as other clients; a portion of client revenue and profits represent spending above contractual minimums, which could be deemed as discretionary by clients and result in lower revenue and earnings for the Company with limited notice; the current and future performance of client contracts; risks associated with non-recoverable cost overruns on software development contracts; growing start-up businesses; the highly competitive market in which the Company operates; the variability of quarterly operating results; the reliance on estimates that involve successful completion of future actions; changes in technology; changes to accounting methods, and risks related to international operations. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. The Company disclaims any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4: CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 2002


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

IPO Allocation Litigation

In July and August 2001, the Company, as well as certain of its current and former officers and certain investment banks, were named as defendants in the following two purported class action lawsuits, which allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York and subsequently consolidated. Approximately 300 issuers and 40 investment banks have been sued. These suits have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The lawsuit alleges that certain investment banks, in exchange for allocations of public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it are without merit and will vigorously defend itself in these cases.

Litigation Relating to the California Energy Market

In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that the Company conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego.

In June, July and August 2002, the Company, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, promulgated under the Securities Act of 1934, as amended, and, in certain of the cases, allege common law fraud. These suits allege that the Company's SEC filings contained material misstatements or omissions of material facts with respect to the Company's activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp. et al. and Richard J. Dowling v. Perot Systems Corp. et al. were filed in the United States District Court for the Southern District of New York. Four lawsuits, Robert Markewich v. Perot Systems Corp. et al., Vincent Milano v. Perot Systems Corp. et al., Lori Will v. Perot Systems Corp. et al. and June Zordich v. Perot Systems Corp. et al. were filed in the United States District Court for the Northern District of Texas, Dallas Division. June Zordich v. Perot Systems Corp. et al. was transferred to the United States District Court for the Eastern District of Texas, Sherman Division. Two lawsuits, Joffre Berger v. Perot Systems Corp. et al., and Daniel Taubenfeld v. Perot Systems Corp. et al., were filed in the United States District Court for the Eastern District of Texas, Sherman Division.

The Company believes the claims against it are without merit and will vigorously defend itself in these cases.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 2002

California Senate Select Committee and California Attorney General Inquiries

In connection with investigations of the California energy markets, in June 2002, the California Attorney General subpoenaed documents from the Company and, in July 2002, the Company, and two of its former employees, provided testimony to a select committee of the California Senate and a subcommittee of the U.S. House of Representatives relating to the Company's involvement in the California energy market in 1997 to 2000.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the period covered by this report.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits required by Item 601 of Regulation S-K

         Exhibit No.                     Document
         -----------                     --------

         3.2               Third Amended and Restated Bylaws

         10.51 Commercial Sublease dated September 18, 2002 by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee.

         (b) Reports on Form 8-K

              On July 1, 2002, the Company filed a Current Report on Form 8-K including exhibits which are documents being produced in response to the subpoena from the Attorney General of the State of California and also being provided to the California State Senate Committee investigating the California energy markets. The matter was reported under Item 9 of Form 8-K.

              On July 2, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K/A including exhibits which are documents being produced in response to the subpoena from the Attorney General of the State of California and also being provided to the California State Senate Committee investigating the California energy markets. The matter was reported under Item 9 of Form 8-K.

              On July 2, 2002, the Company filed Amendment No. 2 to Current Report on Form 8-K/A including exhibits which are documents being produced in response to the subpoena from the Attorney General of the State of California and also being provided to the California State Senate Committee investigating the California energy markets. The matter was reported under Item 9 of Form 8-K.

              On August 9, 2002, the Company filed a Current Report on Form 8-K including exhibits which are the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer regarding facts and circumstances relating to Exchange Act filings. The matter was reported under Item 9 of Form 8-K.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PEROT SYSTEMS CORPORATION
                                            (Registrant)



Date: November 13, 2002                     By  /s/ ROBERT J. KELLY
                                            ------------------------
                                            Robert J. Kelly
                                            Corporate Controller and Principal
                                            Accounting Officer

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 2002

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Ross Perot, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Perot Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ ROSS PEROT, JR.
-----------------------------
Ross Perot, Jr.
Principal Executive Officer

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2002

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Russell Freeman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Perot Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ RUSSELL FREEMAN
------------------------------
Russell Freeman
Principal Financial Officer

                               INDEX TO EXHIBITS

         Exhibit No.                     Document
         -----------                     --------

         3.2               Third Amended and Restated Bylaws

         10.51 Commercial Sublease dated September 18, 2002 by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee.