Form 10-K
period 2002-12-31
PEROT SYSTEMS CORP
filed 2003-03-12
CIK 894253

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------
                         COMMISSION FILE NUMBER 0-22495

                           PEROT SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELWARE                                       75-2230700
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

           2300 WEST PLANO PARKWAY                                 75075
                 PLANO, TEXAS                                    (Zip Code)
   (Address of Principal Executive Offices)

                        (REGISTRANT'S TELEPHONE NUMBER)
                                 (972) 577-0000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]    No [ ]

    As of June 30, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock as reported on the New York Stock Exchange, was approximately $788,102,123 (calculated by excluding shares owned beneficially by directors and officers).

    Number of shares of registrant's common stock outstanding as of February 28, 2003: 109,176,993

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                     INDEX

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   28
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   30

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   30
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   30
Item 13.  Certain Relationships and Related Transactions..............   31
Item 14.  Controls and Procedures.....................................   31

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   32
Signatures............................................................   35

                                     PART I

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption "Risk Factors." These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

ITEM 1.  BUSINESS

OVERVIEW

     Perot Systems Corporation, incorporated in 1988, is a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, chosen from a breadth of services, including technology outsourcing, business process outsourcing, development and integration of systems and applications, and business and technology consulting services.

     With this approach, our customers benefit from integrated service offerings that help synchronize their strategy, systems, and infrastructure. As a result, we help our customers achieve their business objectives, whether those objectives are to accelerate growth, streamline operations, or enhance customer service capabilities.

     Our customers may contract with us for any one or more of our services, which fall into the following categories:

     - IT Outsourcing Services -- includes multi-year contracts in which we assume operational responsibility for various aspects of our customers' businesses, including application systems, technology infrastructure, and some back office functions. We typically hire a significant portion of the customers' staff that has supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operation, which typically results in increased operational quality at a lower cost. Our IT outsourcing contracts are priced using a variety of mechanisms, including level-of-effort, direct costs plus a fee (which may be either a fixed amount or a percentage of direct costs incurred), fixed-price, unit-price, and risk/reward. Depending on a customer's business requirements and the pricing structure of the contract, the cash flows from a contract can vary significantly during a contract's term. With fixed-price contracts or when an upfront payment is required to purchase assets, an IT outsourcing contract will typically produce less cash flow at the beginning of the contract with significantly more cash flow generated as efficiencies are realized later in the term. With a cost plus contract, the cash flows tend to be relatively consistent over the term of the contract.

     - Business Process Services -- includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services, which we offer on a stand-alone basis. We classify our Business Process Services in three categories: transaction processing services, clerical services, and professional services related to non-technology functions.

     - Consulting Services -- includes services such as management consulting, IT strategy, business process design, and system implementation services, which we offer to customers typically on a short-term basis.

     We offer these services under three primary lines of business -- IT Solutions, Government Services and Consulting. We consider these lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 12, "Segment and Certain Geographic Data," of the Notes to Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past two years, we have used our acquisition program to strengthen our business in the healthcare market and expand into the government market. At the same time, we have divested, or exited, certain service offerings and joint ventures that did not meet our criteria for continued investment.

IT SOLUTIONS

     IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. Within IT Solutions, we face the market through our four vertical industry groups -- Healthcare, Financial Services, Industrial Services and Strategic Markets. Supporting these vertical industry groups is our Global Infrastructure Services group, the delivery organization for our technology outsourcing services and our network and system operations services.

  HEALTHCARE

     Our Healthcare group, which represented 44% of our total revenue for 2002 and 48% of revenue for the IT Solutions line of business, provides technology and business process services in four industry markets:

     - Providers -- including integrated health systems, free standing hospitals, and physician practices;

     - Payers -- including national insurers, Blue Cross and Blue Shield plans, and regional managed care organizations;

     - Life Sciences -- including research-based pharmaceutical companies and contract research organizations; and

     - Healthcare Supply Chain -- including medical/surgical suppliers and distributors.

     Services that cross all markets include Health Insurance Portability and Accountability Act compliance and remediation consulting, and full and unbundled IT outsourcing. In addition, our Healthcare group provides numerous services and solutions tailored to each market.

     For customers in the provider market, we offer our Digital Health System(TM)solutions for physician and consumer connectivity, employee administration, and care management. We also provide revenue cycle management solutions that include central billing outsourcing. We provide a range of business and IT strategy, tactical consulting and software development services.

     For our payer customers, we offer our Digital Health Plan(TM) application suite, which provides an integrated set of Web-based self-service applications to improve payer processes, reduce costs, and improve customer service. In addition, we provide claims processing outsourcing and act as an application service provider for payer enterprise applications. We also offer DIAMOND(R) 950, which manages more than 8 million members in a variety of payer risk settings. In addition, we provide a range of business and IT strategy, tactical consulting and software development services to companies in this market.

     For life science customers, we provide services that address clinical trials and research management, regulatory compliance, enterprise resource planning and customer relationship management consulting, and IT strategic planning and outsourcing.

     For customers in the healthcare supply chain market, we offer supply chain and distribution benchmarking and efficiency consulting, materials management consulting, enterprise resource planning, customer relationship management, warehousing solutions, healthcare supplies digital marketplace solutions, including tools for analyzing supply chain data, and outsourcing.

  FINANCIAL SERVICES

     Our Financial Services group, which represented 25% of our total revenue for 2002, focuses on providing technology solutions to customers in the financial markets, banking and insurance sectors. The technology solutions we provide include enterprise systems management, including application development and management on both an on-shore and offshore basis, call center support, outsourcing, and applications services management.

     The majority of our revenue for this group comes from our contract with UBS AG, which accounted for 74% of the revenue for our Financial Services group in 2002. Under our agreement with UBS, we provide IT services to UBS Warburg, the investment banking division of UBS, as well as other business units of UBS. For UBS, our services consist primarily of technology infrastructure-related services such as outsourcing, customer support, and market data services.

  INDUSTRIAL SERVICES

     Our Industrial Services group, which represented 9% of our total revenue for 2002, focuses on providing business process and technology services primarily for customers in the engineering and construction and automotive markets.

     For the engineering and construction market, our team provides solutions that help engineering, commercial, and residential construction firms lower overhead cost, manage project risk, and increase return on assets. We focus on turning information into knowledge over the project life cycle -- from front-end design through detailed engineering, procurement, construction, and facilities operation.

     For the automotive market, we provide services primarily to automotive manufacturers and suppliers to these manufacturers. Our services include business and technology solutions that improve the efficiencies of critical processes, including product design, supply chain execution, warranty systems, collaborative commerce, and manufacturing plant floor processes.

     We also offer services to a limited customer base in other markets, including the consumer packaged goods market. These services include supply chain management and cost reduction, order processing management and support and customer relationship management.

  STRATEGIC MARKETS

     Our Strategic Markets group, which represented 14% of our total revenue for 2002, focuses on the development and growth of a selected set of vertical industry markets and the identification and development of future industry groups. By utilizing a single delivery and operations unit that supports the entire group, we are able to optimize our delivery capability and concentrate our resources on building industry expertise and scale.

     The majority of our revenue in the Strategic Markets group comes from customers in the travel, hospitality, and transportation industries, including hotel, food service, vehicle rental, and cargo companies. We also serve a limited number of customers in the communications industry. Our solutions for these markets are focused on solving business critical issues with technology solutions, including IT outsourcing, business process outsourcing and application management.

  GLOBAL INFRASTRUCTURE SERVICES

     Our Global Infrastructure Services group is responsible for maintaining and determining the technical direction for both our customers and us. This group manages, updates and maintains our technology infrastructure and networks; operates help desks; and manages, resolves and documents problems in our customers' computing environments. These activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain. Our Global Infrastructure Services group provides comprehensive monitoring, planning and safeguarding of information technology systems, including monitoring system and network status, collecting and analyzing data regarding system and network performance, applying appropriate corrective action, and safeguarding systems against intrusion.

GOVERNMENT SERVICES

     We formed Perot Systems Government Services in July of 2002 with the acquisition of ADI Technology Corporation. We provide consulting and technology-based business process solutions for the Department of Defense, law enforcement agencies, and other governmental agencies. We provide engineering and technical services predominantly to organizations with stringent quality, safety, technical, engineering and regulatory requirements. We provide direct support in engineering, safety, quality assurance, logistics, and program management for the United States Navy ships and nuclear-powered submarines.

     Our service offerings include business process management; knowledge management; systems integration; operational submarine force maintenance support; operational surface ship maintenance support; marine industrial engineering and test support; quality assurance programs/management; environmental, safety and health policy and implementation; INS immigrant and forensic record management; and nuclear consequence management.

  RECENT ACQUISITION

     On February 20, 2003, we acquired Soza & Company, Ltd., a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of this acquisition, we increased our customer base and service offerings in the Government Services segment.

CONSULTING

     Our Consulting line of business includes Perot Systems Solutions Consulting, a company that we acquired in 2000, and our Global Software Services group. We provide to our customers high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. In addition, we work closely with our IT Solutions line of business to provide these same services to their customers.

  PEROT SYSTEMS SOLUTIONS CONSULTING

     Perot Systems Solutions Consulting provides services ranging from strategy through full implementation of software solutions. These solutions include enterprise resource planning, supply chain management, eBusiness, customer relationship management and related process and technology solutions. We partner with leading packaged software providers including SAP, PeopleSoft, Oracle and Manugistics. Our focus is on execution and customer satisfaction, which we accomplish with small, well integrated teams that work more collaboratively with the customer team.

  GLOBAL SOFTWARE SERVICES

     Our Global Software Services group optimizes the application services delivery options for our IT Solutions customers by utilizing the proper mix of delivery resources, architectures, methodologies, and repeatable processes.

     We support the entire life cycle of software services. Our service offerings include application architecture; package application selection and implementation; design, development, implementation, and maintenance of applications; as well as systems integration services.

     These services are delivered through a combination of teams that leverage our expertise in project management and software development. These teams include the Technical Resource Connection (TRC) delivery unit and HCL Perot Systems (HPS), our unconsolidated joint venture with HCL Technologies, Ltd., an Indian technology and software engineering services firm. TRC focuses on architec-ture-driven software development utilizing the latest technology, and HPS, an SEI-CMM Level 5 certified company based in India, provides offshore application development and management services.

PEROT SYSTEMS ASSOCIATES

     The markets for IT personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training and retaining of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is -- and will continue to be -- an integral factor in differentiating us from our competitors in the IT industry. In seeking such associates, we screen candidates for employment through a rigorous interview process. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance, and we have an annual incentive plan based on our performance in relation to our business and financial targets. We also seek to align the interests of our associates with those of our stockholders by compensating outstanding performance with stock option awards, which we believe fosters loyalty and commitment to our goals.

     As of December 31, 2002, we employed approximately 9,100 associates. A limited number of these associates located in the United States are currently employed under an agreement with a collective bargaining unit. In foreign countries, our associates are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.

UBS AGREEMENTS

     In January 1996, we entered into a series of agreements to form a strategic relationship with Swiss Bank Corporation, one of the predecessors of UBS AG. This relationship involves a long-term services agreement and a separate agreement to provide project services. Other agreements with UBS provided for the sale to UBS of our stock and options and the transfer to us of a 40% stake in UBS's European information technology subsidiary, Systor AG. On January 14, 2000, we completed the sale of our minority equity interest in Systor to a wholly owned subsidiary of UBS for a cash purchase price of $55.5 million.

  IT SERVICES AGREEMENT

     Under the IT Services Agreement, we provide IT services to UBS Warburg, the investment banking division of UBS, and other business units of UBS. The term of the IT Services Agreement is 11 years, which began January 1, 1996. Our charges for services provided under the IT Services Agreement are generally based on reimbursement of all costs, other than our corporate overhead, that we incur in the performance of services covered by the contract. In addition to this cost reimbursement, we receive a fixed annual fee, subject to bonuses and penalties of up to 13% of such fee based on our performance. The IT Services Agreement provides that UBS will determine any bonus or penalty based on a good faith assessment of our performance as measured using many objective and subjective criteria, including service quality, product delivery, customer satisfaction, cost effectiveness, and corporate level support.

     We earned approximately 18.7% and 24.1% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2002 and 2001, respectively.

  EQUITY INTERESTS

     Under the Amended and Restated PSC Stock Option and Purchase Agreement, we sold UBS 100,000 shares of our Class B Common Stock for $3.65 a share and 7,234,320 options to purchase shares of Class B Common Stock for $1.125 an option. Shares of the Class B Common Stock are convertible, on a share for share basis, into our Class A Common Stock for the purpose of sales to non-affiliates of UBS. UBS can exercise these options at any time for $3.65 a share, subject to United States bank regulatory limits on UBS's shareholdings. UBS exercised options to purchase 3,391,680, 850,000 and 834,320 shares of Class B Common Stock in 2002, 1999 and 1998, respectively. In addition to other limits, UBS and its employees may not own a number of shares of Class B Common Stock in excess of 10% of the number of shares of outstanding Common Stock. Once the underlying shares of Class B Common Stock vest, the corresponding UBS options are void unless UBS exercises those options within five years of such vesting. This five-year period is tolled at any time when bank regulatory limits prohibit UBS from acquiring the shares.

     Beginning on January 1, 1997, the shares of our Class B Common Stock subject to the UBS Options vested at a rate of 63,906 shares per month until January 1, 2002. The remaining shares vest at a rate of 58,334 per month until the IT Services Agreement terminates. Upon termination of the IT Services Agreement, we have the right to buy back any previously acquired unvested shares of our Class B Common Stock for the original purchase price of $3.65 per share. The UBS Options with respect to unvested shares of our Class B Common Stock would become void upon such a termination.

     UBS cannot transfer these options. Subject to exceptions relating to transfers to UBS affiliates and transfers in connection with widely dispersed offerings or transactions that comply with Rule 144 under the Securities Act of 1933, as amended, UBS must first offer its shares to us before transferring any shares of our Class B Common Stock. Since the beginning of the agreement, UBS has converted 1,784,320 shares of Class B Common Stock to shares of Class A Common Stock, all of which UBS converted in 2002.

COMPETITION

     Our markets are intensely competitive. Customer requirements and the technology available to satisfy those requirements continually change.

     We compete with a number of different information technology service providers depending upon the region, country, and/or market we are addressing. Some of our more frequent competitors include: Accenture, Affiliated Computer Services, Inc., Anteon International Corporation, Bearingpoint, Inc., Cap Gemini Ernst & Young, CACI International, Inc. CGI Group, Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Hewlett Packard Company, IBM Global Services (a division of International Business Machines Corporation), McKesson Corporation, Science Applications International Corporation, and Seimens Business Services, Inc. As we enter new markets, we expect to encounter additional competitors.

     We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers, and our scale in certain industries or geographies. Because some of these factors are outside of our control and because many of our competitors may have greater financial resources, larger customer bases, and larger technical, sales, and marketing resources, we cannot be sure that we will compete successfully against them in the future. If we fail to compete successfully against our competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     See Note 12, "Segment and Certain Geographic Data," to the Consolidated Financial Statements included elsewhere in this report.

INTELLECTUAL PROPERTY

     While we attempt to retain intellectual property rights arising from customer engagements, our customers often have the contractual right to such intellectual property. We rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our associates and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     We license the right to use the names "Perot Systems" and "Perot" in our current and future businesses, products, or services from the Perot Systems Family Corporation and Ross Perot, our Chairman. The license is a non-exclusive, royalty-free, worldwide, non-transferable license. We may also sublicense our rights to the Perot name to some of our affiliates. Under the license agreement, either party may, in its sole discretion, terminate the license at any time, with or without cause and without penalty, by giving the other party written notice of such termination. Upon termination by either party, we must discontinue all use of the Perot name within one year following notice of termination. The termination of this license agreement could materially and adversely affect our business, financial condition, and results of operations. Except for the license of our name, we do not believe that any particular copyright, trademark, or group of copyrights and trademarks is of material importance to our business taken as a whole.

RISK FACTORS

     You should carefully consider the following risk factors and warnings. The risks described below are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our Class A Common Stock could decline, and you could lose all or part of your investment. You should also refer to the other information set forth in this report, including our Consolidated Financial Statements and the related notes.

  Term of and Possible Changes in Our UBS Relationship and Variability of Profits From UBS Could Adversely Affect Our Business.

     Our largest customer is UBS. During 2002, our UBS relationship generated $249.8 million or 18.7% of our revenue. The contract that covers most of our business with UBS is scheduled to end in January 2007. We will consider changes to this relationship over time, which may affect future revenue and profits from this contract. We cannot provide any assurance that our UBS relationship will extend beyond January 2007 or that our relationship with UBS will continue on the current terms in the future.

     Revenue that we derive from our UBS relationship depends upon the level of services we perform, which may vary from period to period depending on UBS's requirements. In addition, the agreement with UBS that covers most of our business with UBS entitles us to recover our costs plus an annual fixed fee, with a bonus or penalty that can cause this annual fee to vary up or down by as much as 13%, depending on our level of performance as determined by UBS. Determination of whether our performance merits a bonus or a penalty depends on many objective and subjective factors, including service quality, product delivery, customer satisfaction, cost effectiveness, and corporate level support.

  Risks Associated With Non-Recoverable Cost Overruns On Software Development Contracts Could Adversely Affect Our Profits.

     We develop custom software applications for some of our customers. The effort and cost associated with the completion of a software development project is difficult to estimate and, in some cases, may significantly exceed the estimate made at the time we begin the project. We provide most of our software development projects under level-of-effort contracts, usually based on time and materials or direct costs plus a fee. Under those arrangements, we are able to bill our customer based on the actual cost of completing the software development project, even if the ultimate cost of the project exceeds our initial estimates. However, if the ultimate cost exceeds our initial cost estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the customer throughout the project and the customer's satisfaction with the developed software. As a result, we could incur losses with respect to software development projects even when they are priced on a level-of-effort basis. If we provide a software development project under a fixed-price contract, we bear all the risk that the ultimate cost of the project will exceed the price to be charged to the customer.

     We are currently working on a significant software development project for which the actual cost of development will significantly exceed the fee as specified in the contract. While our contract enables us to collect for some of the overages above the specified fee, we believe that we will not fully recover all of the overages. Therefore, we expect to suffer a loss on this development project. We expect our IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. The estimated billings and costs related to this project are included in our estimates of revenue and costs for the entire IT outsourcing contract that we used to recognize revenue for 2002 under the percentage-of-completion method. The amount of long-term accrued revenue at December 31, 2002, related to this entire contract was $20.8 million. As discussed below in our discussion regarding the adoption of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," in the first quarter of 2003 we expect to record a loss on this separate development project in the amount of $0.10 to $0.15 per share. However, our actual losses with respect to this development effort may eventually exceed our current estimates.

  Loss of Major Customers Could Adversely Affect Our Business.

     Our five largest customers accounted for approximately 46.4% of our revenue for 2002 and approximately 46.5% of our revenue for 2001. UBS was the only customer that accounted for more than 10% of our revenue for 2002 and 2001.

     After UBS, our next four largest customers accounted for approximately 27.7% of our revenue in 2002 and 22.4% of our revenue in 2001. Our success depends substantially upon the retention of UBS and a majority of our other major customers as ongoing customers. Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of IT services, business failure or bankruptcy, or our performance. We may not retain long-term relationships or secure renewals of short-term relationships with our major customers in the future. As an example, ANC Rental Corporation (ANC), our sixth largest customer in 2002, filed for bankruptcy protection in November 2001. While we are currently providing services to ANC, they have filed a motion to reject two of the three work orders under which we provide services to them. The terms and duration of any contract with ANC are subject to the proceedings of the bankruptcy court.

  Our Financial Results Could Be Adversely Affected by the Performance or Liabilities of Acquired Entities.

     In connection with any acquisition made by us, there may be liabilities that we fail to discover or that we inadequately assess. To the extent that the acquired entity failed to fulfill any of its contractual obligations, we may be financially responsible for these failures or otherwise be adversely affected. In addition, acquired entities may not perform according to the forecasts that we used to determine the price paid for the acquisition. If the acquired entity fails to achieve these forecasts, our financial condition and operating results may be adversely affected.

  Acquisitions May Disrupt or Have a Negative Impact on Our Business.

     We have completed several acquisitions since January 1, 2002, most recently the acquisition of Soza & Company, Ltd. and we will continue to analyze and consider potential acquisition candidates. Acquisitions involve numerous risks, including the following:

     - Companies we acquire may have a lower quality of internal controls and reporting standards.

     - We may have difficulty integrating the systems and operations of acquired businesses.

     - Integration of an acquired business may divert our attention from normal daily operations of the business.

     - We may not be able to retain key employees of the acquired business.

     Mergers and acquisitions of companies are inherently risky, and we can give no assurance that our acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

  Our Contracts Contain Termination Provisions and Pricing Risks Which Affect Our Revenue and Profit.

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

  We Have Numerous Risks Related to Our International Operations.

     We have operations in many countries around the world. Risks that affect these international operations include:

     - Fluctuations in currency exchange rates.

     - Complicated licensing and work permit requirements may hinder our ability to operate in some jurisdictions.

     - Our intellectual property rights may not be well protected in some jurisdictions.

     - Our operations may be vulnerable to terrorist actions or harmed by government responses.

     - Governments may restrict our ability to convert currencies.

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

  We Face Risks Relating to Government Contracts.

     Perot Systems Government Services provides services as a contractor and subcontractor on various projects with governmental entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the government normally funds these projects on an annual or more frequent basis. Generally, the government may change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition.

     Governments may audit our contract costs, including allocated indirect costs, or conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. These government remedies could have a material adverse effect on our results of operations and financial condition.

  Customers May Reduce Spending Above Contractual Minimums.

     We provide services for some of our outsourcing customers in excess of the minimum level of services required by the contract. These services are often in the form of project work and are discretionary to our customers. Our customers' ability to continue discretionary project spending may depend on a number of factors including, but not limited to, their financial condition, industry and strategic direction. Spending above contractual minimums by customers could end with limited notice and result in lower revenue and earnings.

  We Operate in Highly Competitive Markets.

     We operate in intensely competitive markets. See "Competition" above for a discussion of some of the risks associated with our markets.

  Increasingly Complex Regulatory Environments May Increase Our Risk and Our Costs.

     Increasingly complex regulatory environments affect a number of our services. As an example, changes in healthcare information privacy laws and regulations may increase our risk of liability and increase the cost of some services we offer.

  Our Quarterly Operating Results May Vary.

     We expect our revenue and operating results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

     - mix and timing of customer projects;

     - completing customer projects;

     - hiring, integrating, and utilizing associates;

     - timing of new contracts;

     - issuance of common shares and options to associates; and

     - costs to exit certain activities.

     Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on the results of any one quarter as an indication of our future performance.

  Loss of Key Personnel Could Adversely Affect Our Business.

     Our success depends largely on the skills, experience, and performance of some key members of our management, including our Chairman, Ross Perot, and our President and Chief Executive Officer, Ross Perot, Jr. The loss of any key member of our management may materially and adversely affect our business, financial condition, and results of operations.

  Changes in Technology Could Adversely Affect Our Business.

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

  Ross Perot Has Substantial Control Over Our Company.

     Ross Perot, our Chairman, is the managing general partner of HWGA, Ltd., a partnership that owned 31,705,000 shares of our Class A Common Stock as of December 31, 2002. Mr. Perot also beneficially owns 54,100 shares of our Class A Common Stock. Accordingly, Mr. Perot, primarily through HWGA, Ltd., controls approximately 30% of our outstanding voting common stock. As a result, Mr. Perot, through HWGA, Ltd., effectively has the power to block corporate actions such as an amendment to our Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of our assets. In addition, Mr. Perot may significantly influence the election of directors and any other action requiring stockholder approval. The other general partner of HWGA, Ltd. is Ross Perot, Jr., our President and Chief Executive Officer, who has the authority to manage the partnership and direct the voting or sale of the shares of our Class A Common Stock held by HWGA, Ltd. if Ross Perot is no longer the managing general partner.

  We Could Lose Rights to Our Company Name.

     We do not own the right to our company name. In 1988, we entered into a license agreement with Ross Perot, our Chairman, and the Perot Systems Family Corporation that allows us to use the name "Perot" and "Perot Systems" in our business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, we would not be allowed to use the names "Perot" or "Perot Systems" in our business. Mr. Perot's or the Perot Systems Family Corporation's termination of our license agreement could materially and adversely affect our business, financial condition, and results of operations.

  Failure to Recruit, Train, and Retain Skilled Personnel Could Increase Costs or Limit Growth.

     We must continue to hire and train technically skilled people in order to perform services under our existing contracts and new contracts into which we will enter. The people capable of filling these positions have historically been in great demand, and recruiting and training such personnel requires substantial resources. We may be required to pay an increasing amount to hire and retain a technically skilled workforce. In addition, during periods in which demand for technically skilled resources is great, our business may experience significant turnover. These factors could create variations and uncertainties in our compensation expense that could directly affect our profits. If we fail to recruit, train, and retain sufficient numbers of these technically skilled people, our business, financial condition, and results of operations may be materially and adversely affected.

  Alleged or Actual Infringement of Intellectual Property Rights Could Result in Substantial Additional Costs.

     Our suppliers, customers, competitors and others may have or obtain patents and other proprietary rights that cover technology we employ. We are not, and cannot be, aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves or our customers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation and intellectual property litigation could force us to do one or more of the following:

     - cease selling or using products or services that incorporate the disputed technology;

     - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology; and

     - redesign those services or products that incorporate such technology.

  Provisions of Our Certificate of Incorporation, Bylaws, Stockholders' Rights Plan and Delaware Law Could Deter Takeover Attempts.

     Our Board of Directors may issue up to 5,000,000 shares of preferred stock and may determine the price, rights, preferences, privileges, and restrictions, including voting and conversion rights, of these shares of preferred stock without any further vote or action by our stockholders. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

     - require an 80% vote for stockholders to amend our Bylaws;

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

OUR WEBSITE AND AVAILABILITY OF SEC REPORTS

     Our corporate website is located at www.perotsystems.com. We make copies of our filings with the Securities and Exchange Commission available to investors on our website without charge as soon as reasonably practicable after we electronically file them with the SEC. Our SEC filings can be found on the Investor Relations page of our website or directly at http://www.perotsystems.com/investors/viewsec.htm.

ITEM 2.  PROPERTIES

     As of December 31, 2002, we had offices in approximately 54 locations in the United States and five countries outside the United States, all of which we lease. Our leases cover approximately 2,170,000 square feet of office space and other facilities and have expiration dates ranging from 2003 to 2012. Upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space. In addition to this leased property, we also occupy office space at customer locations throughout the world. We generally occupy this space under the terms of the agreement with the particular customer. We believe that our current facilities are suitable and adequate for our business.

     We have commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to twelve years. We have disclosed future minimum commitments under these agreements as of December 31, 2002, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13, "Commitments and Contingencies," to the Consolidated Financial Statements which are included elsewhere in this report.

ITEM 3.  LEGAL PROCEEDINGS

     We are, from time to time, involved in various litigation matters arising in the ordinary course of our business. We believe that the outcomes of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

IPO ALLOCATION SECURITIES LITIGATION

     In July and August 2001, we, as well as some of our current and former officers and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving Perot Systems focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional Perot Systems shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. We believe the claims against us are without merit and will vigorously defend ourselves in this case.

     During 2002, the individual Perot Systems defendants were dismissed from the case. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in response to the defendant's motion to dismiss, the court dismissed the plaintiffs' Rule 10b-5 claims against Perot Systems, but did not dismiss the remaining claims.

LITIGATION RELATING TO THE CALIFORNIA ENERGY MARKET

     In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The suit has been removed to the United States District Court for the Southern District of California.

     In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our SEC filings contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp. et al. and Richard J. Dowling v. Perot Systems Corp. et al. were filed in the United States District Court for the Southern District of New York. Four lawsuits, Robert Markewich v. Perot Systems Corp. et al., Vincent Milano v. Perot Systems Corp. et al., Lori Will v. Perot Systems Corp. et al. and June Zordich v. Perot Systems Corp. et al. were filed in the United States District Court for the Northern District of Texas, Dallas Division. Two lawsuits, Joffre Berger v. Perot Systems Corp. et al., and Daniel Taubenfeld v. Perot Systems Corp. et al., were filed in the United States District Court for the Eastern District of Texas, Sherman Division. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division.

     We believe that the claims against us are without merit and will vigorously defend ourselves in these cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "PER." The table below shows the range of reported per share sales prices for each quarterly period within the two most recent fiscal years.

                                                               HIGH      LOW
                                                              ------    ------
2001
     First Quarter..........................................  $13.50    $ 9.19
     Second Quarter.........................................   18.28      9.53
     Third Quarter..........................................   18.05     13.00
     Fourth Quarter.........................................   21.11     15.15
2002
     First Quarter..........................................  $20.75    $16.08
     Second Quarter.........................................   20.20     10.45
     Third Quarter..........................................   12.63      9.01
     Fourth Quarter.........................................   11.80      8.21

     The last reported sales price of our Class A Common Stock on February 28, 2003, was $10.01 per share. As of February 28, 2003, the approximate number of record holders of our Class A Common Stock was 3,262.

     We have never paid cash dividends on shares of our Class A Common Stock and have no current intention of paying such dividends in the future.

     The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of December 31, 2002. See
Note 9, "Stock Awards and Options," to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                    NUMBER OF
                                                                                    SECURITIES
                                                                                    REMAINING
                                                                                  AVAILABLE FOR
                                             NUMBER OF                           FUTURE ISSUANCE
                                         SECURITIES TO BE                          UNDER EQUITY
                                            ISSUED UPON      WEIGHTED-AVERAGE      COMPENSATION
                                            EXERCISE OF      EXERCISE PRICE OF   PLANS (EXCLUDING
                                            OUTSTANDING         OUTSTANDING         SECURITIES
                                         OPTIONS, WARRANTS   OPTIONS, WARRANTS     REFLECTED IN
PLAN CATEGORY                               AND RIGHTS          AND RIGHTS         COLUMN (A))
-------------                            -----------------   -----------------   ----------------
                                                (A)                 (B)                (C)
                                            (IN THOUSANDS, EXCEPT WEIGHTED-AVERAGE PRICE DATA)
Equity Compensation Plans
  Approved by Security Holders.........        6,750              $14.12              41,574(1)
Equity Compensation Plans
  Not Approved by Security Holders.....       30,085              $13.46                 560(2)
                                              ------                                  ------
Total..................................       36,835              $13.58              42,134
                                              ======                                  ======

---------------

(1) Includes 23,381 shares under the 2001 Long-Term Incentive Plan and 18,193 shares under the 1999 Employee Stock Purchase Plan.

(2) Includes 560 shares under the 1996 Non-Employee Director Stock Option/Restricted Stock Plan and no shares for the 1991 Stock Option Plan and the Advisor Stock Option/Restricted Stock Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from our Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                2002       2001       2000       1999      1998
                                              --------   --------   --------   --------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATING DATA(1):
Revenue.....................................  $1,332.1   $1,204.7   $1,105.9   $1,151.6   $993.6
Direct cost of services.....................   1,020.8      949.7      851.6      875.8    787.9
                                              --------   --------   --------   --------   ------
Gross profit................................     311.3      255.0      254.3      275.8    205.7
Selling, general and administrative
  expenses..................................     195.6      256.6      197.9      169.2    140.3
Compensation charge related to
  acquisition...............................        --         --       22.1         --       --
Goodwill impairment.........................        --         --         --         --      4.1
                                              --------   --------   --------   --------   ------
Operating income (loss).....................     115.7       (1.6)      34.3      106.6     61.3
Interest income, net........................       3.9        8.9       16.6       10.9      4.2
Equity in earnings (loss) of unconsolidated
  affiliates................................       4.7        8.4       (4.3)       9.0      7.9
Other income (expense), net.................      (2.1)      (1.9)      45.1       (0.7)     2.8
                                              --------   --------   --------   --------   ------
Income before taxes.........................     122.2       13.8       91.7      125.8     76.2
Provision for income taxes..................      43.9       16.5       36.2       50.3     35.7
                                              --------   --------   --------   --------   ------
Net income (loss)...........................  $   78.3   $   (2.7)  $   55.5   $   75.5   $ 40.5
                                              ========   ========   ========   ========   ======
Basic earnings (loss) per common share(2)...  $   0.74   $  (0.03)  $   0.58   $   0.85   $ 0.53
Weighted average common shares
  outstanding(2)............................     106.3       99.4       96.2       88.4     76.9
Diluted earnings (loss) per common
  share(2)..................................  $   0.68   $  (0.03)  $   0.49   $   0.67   $ 0.42
Weighted average diluted common shares
  outstanding(2)(3).........................     115.4       99.4      113.5      113.2     97.1

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents...................  $  212.9   $  259.2   $  239.7   $  294.6   $144.9
Total assets................................     842.3      757.6      673.2      613.9    382.1
Long-term debt..............................       0.2         --        0.4        0.6      1.5
Stockholders' equity........................     676.6      530.8      501.1      390.7    142.6

OTHER DATA:
Capital expenditures........................  $   36.9   $   30.7   $   30.7   $   25.2   $ 25.4

---------------

(1) Our results of operations include the effects of business acquisitions made in 2002, 2001 and 2000 as discussed in Note 4 to the Consolidated Financial Statements included herein. In addition, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2, 6, and 18 to the Consolidated Financial Statements included herein for discussions of significant charges recorded during 2002, 2001 and 2000.

(2) All common share and per common share data reflect a two for one stock split effected in January 1999.

(3) All options to purchase shares of our common stock were excluded from the calculation of weighted average diluted common shares outstanding for 2001 because the impact was antidilutive given the reported net loss for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, which are included herein.

OVERVIEW

     We are a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, chosen from a breadth of services, including technology outsourcing, business process outsourcing, development and integration of systems and applications, and business and technology consulting services.

     With this approach, our customers benefit from integrated service offerings that help synchronize their strategy, systems, and infrastructure. As a result, we help our customers achieve their business objectives, whether those objectives are to accelerate growth, streamline operations, or enhance customer service capabilities.

     We offer our services under three primary lines of business -- IT Solutions, Government Services and Consulting, which we discussed above in Item 1, "Business."

     IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. Within IT Solutions, we face the market through our four vertical industry groups -- Healthcare, Financial Services, Industrial Services and Strategic Markets. Supporting these vertical industry groups is our Global Infrastructure Services group, the delivery organization for our technology outsourcing services and our network and system operations services.

     Perot Systems Government Services was formed in July of 2002 with the acquisition of ADI Technology Corporation. This line of business provides consulting and technology-based business process solutions for the Department of Defense, law enforcement agencies, and other governmental agencies.

     Our Consulting line of business includes Perot Systems Solutions Consulting, a company that we acquired in 2000, and our Global Software Services group. This line of business provides to our customers high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects.

     We consider these three primary lines of business to be reportable segments, and therefore we include financial information and disclosures about these reportable segments in our consolidated financial statements. This financial information can be found in Note 12, "Segment and Certain Geographic Data," of the Notes to Consolidated Financial Statements, which are included herein.

RESULTS OF OPERATIONS

  COMPARISON OF 2002 TO 2001

  Revenue

     Total revenue increased in 2002 by 10.6% to $1,332.1 million from $1,204.7 million in 2001. This increase in revenue was due to increases in revenue for the IT Solutions and Government Services segments, partially offset by a decrease in revenue for the Consulting segment.

     Revenue for the IT Solutions segment increased 8.1% to $1,232.2 million in 2002 from $1,139.7 million in 2001. This increase was primarily attributable to:

     - $63.1 million in revenue from acquisitions consummated in 2002 and 2001 in the healthcare market;

     - $55.7 million in revenue from contracts signed during 2002 with new and existing customers in which the scope of services to be provided was expanded;

     - $14.6 million of revenue in 2002 relating to fees paid in connection with the termination of services provided through two joint ventures; and

     - $54.4 million from other existing accounts, primarily in the healthcare industry.

     These increases in revenue were partially offset by:

     - $54.6 million decrease as a result of exiting certain business relationships and under-performing delivery units and closing geographic project sales efforts in 2001, and

     - $40.7 million decrease in revenue from UBS. Revenue from UBS decreased to $249.8 million in 2002 from $290.5 million in 2001 due primarily to lower spending by UBS on infrastructure and discretionary project services as a result of cost savings initiatives implemented by us and UBS. We also expect a year over year decline in revenue from UBS in 2003.

     In July 2002, we acquired ADI Technology Corporation and formed our Government Services segment. Revenue from this segment was $38.2 million for 2002. In February 2003, we acquired Soza & Company, Ltd. As a result of these acquisitions, we expect revenue from our Government Services segment to increase significantly. In 2002, Soza had revenue of approximately $137.0 million.

     Revenue from the Consulting segment decreased 3.7% to $59.7 million in 2002 from $62.0 million in 2001 due to continued weak demand for custom application development services, partially offset by growth in systems integration and package implementation services.

     Domestic revenue grew by 21.0% in 2002 to $1,078.3 million from $891.0 million in 2001, and increased as a percent of total revenue to 80.9% from 74.0% in the prior year. This increase is primarily the result of new contract signings and acquisitions in 2002 and 2001.

     Non-domestic revenue, consisting of European and Asian operations, decreased by 19.1% in 2002 to $253.8 million from $313.7 million in 2001 and decreased as a percent of total revenue to 19.1% from 26.0% over the same period. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom, revenue for 2002 decreased to $119.9 million from $152.1 million for 2001. In Switzerland, revenue for 2002 decreased to $34.6 million from $43.7 million for 2001. Asian operations generated revenue of $22.9 million in 2002 compared to $24.7 million in 2001, respectively. These revenue decreases from 2001 are due to a revenue decline from UBS, as well a decrease in the number of customers in these foreign countries.

  Gross Margin

     Direct costs of services increased in 2002 by 7.5% to $1,020.8 million from $949.7 million in 2001. Gross margin increased to 23.4% of total revenue in 2002 as compared to 21.2% of total revenue in 2001. In our analysis of our gross margin percentages for 2002 and 2001, we identified the following items that are important in understanding this change:

     - In 2001, we recorded $25.9 million of charges, including $20.9 million relating to the bankruptcy of a customer, ANC Rental Corporation, and $5.0 million from reducing the basis of software and other assets used in service offerings that we exited.

     - In 2002, we received a $3.0 million payment from ANC that was previously believed to be unrecoverable, and we recorded $13.7 million of gross profit (on $14.6 million of revenue) associated with fees paid in connection with the termination of services provided through two joint ventures that we exited during 2002.

     Without the effects of these items, the gross margin for 2002 would have declined to 22.4% of total revenue from 23.3% of total revenue in 2001. This decrease in gross margin was due primarily to generally lower gross margins on contracts signed since the middle of 2001 and on acquisitions consummated in 2002. Partially offsetting this decline in gross margin was lower expense for associate incentive programs in 2002 consistent with market conditions.

  Selling, General and Administrative Expenses

     SG&A decreased in 2002 by 23.8% to $195.6 million from $256.6 million in 2001 and decreased as a percent of total revenue to 14.7% from 21.3%. In our analysis of SG&A for both 2002 and 2001, we identified the following items that are important in understanding this change:

     - As discussed in more detail below, in 2001 we recorded $69.7 million in expense relating primarily to severance and facility related costs as a result of realigning our operating structure;

     - In 2002, we recorded an additional $11.1 million relating to severance and other costs to exit certain activities as we continued our efforts to streamline our operations; and

     - During 2002, we recorded $8.7 million of expense relating to an investigation of our involvement in the California energy market.

     Without the effects of these items, SG&A would have decreased in 2002 by 5.9% to $175.8 million from $186.9 million in 2001 and decreased as a percent of total revenue to 13.2% from 15.5%. This decrease is primarily due to the elimination of the amortization of goodwill and certain other intangibles, which was $6.5 million in 2001, a temporary decline in selling expense, and our focused efforts to reduce SG&A costs as a percentage of revenue.

  Other Statement of Operations Items

     Interest income, net, decreased by 56.2% to $3.9 million in 2002 from $8.9 million in 2001 due to a decrease in the average cash balance in 2002 as compared to 2001 and an overall decrease in interest rates.

     Equity in earnings of unconsolidated affiliates was $4.7 million in 2002 compared to $8.4 million in 2001. This decrease from 2001 is primarily due to a reduction in our equity in earnings from HCL Perot Systems N.V., a software joint venture based in India. Equity in earnings from HCL Perot Systems decreased to $4.7 million in 2002, which was an estimate based on the unaudited results of HCL Perot Systems, from $9.2 million in 2001. This decrease was due primarily to a charge to write down the goodwill related to an acquisition, which reduced our equity in earnings by approximately $1.6 million, and $1.9 million of expense related to a contingent liability. In addition, HCL Perot Systems has experienced an overall reduction in their revenue related to the weak demand for custom application development services. In 2001, we recorded $0.7 million of losses associated with BillingZone, a start-up joint venture that we sold in 2002.

     Other income (expense), net, was a $2.1 million net expense in 2002 as compared to a $1.9 million net expense in 2001. During 2002, we recorded a $1.0 million loss when we divested our share of BillingZone, and during 2001 we recorded a $0.6 million expense for the impairment of an investment in marketable equity securities.

     Income tax expense for 2002 included a $2.7 million benefit from the reduction of a valuation allowance against certain foreign deferred tax assets as well as $1.1 million of other tax benefits. Without the effect of these tax items, our effective tax rate for 2002 would have been 39.0%. During 2001 we recorded an $11.0 million valuation allowance against certain foreign deferred tax assets due to the significant uncertainty as to the ultimate realization of these deferred tax assets. Without the effect of this $11.0 million charge, our effective tax rate for 2001 would have been 39.5%.

  COMPARISON OF 2001 TO 2000

  Revenue

     Total revenue increased in 2001 by 8.9% to $1,204.7 million from $1,105.9 million in 2000. This increase was due to an increase in revenue from the IT Solutions segment offset by decreases in revenue from the Consulting segment and from all other operating areas.

     Revenue for the IT Solutions segment increased 12.7%, or $128.9 million, in 2001 to $1,142.2 million from $1,013.3 million in 2000. This increase was primarily due to the following items:

     - $57.8 million in revenue from three acquisitions: Health Systems Design Corporation, which we acquired in December 2000, and the acquisitions of Covation, LLC and Advanced Receivables Strategy, Inc., which we acquired during 2001.

     - $55.7 million in revenue from contracts that we signed during 2001.

     - $27.5 million increase in revenue from UBS. Revenue from UBS increased to $290.5 million in 2001 from $263.0 million in 2000 due to increased spending by UBS on infrastructure services.

     These increases in revenue were partially offset by a $12.1 million decrease in revenue from project-related services that we performed in this segment, which was primarily due to our discontinuation of geographic project sales efforts and a weakening market for such services.

     Revenue from the Consulting segment decreased 19.9%, or $15.4 million, to $62.0 million in 2001 from $77.4 million in 2000 due to a weakening market for such services.

     Domestic revenue grew by 11.0% in 2001 to $891.0 million from $802.6 million in 2000, and increased as a percent of total revenue to 74.0% from 72.6% in the prior year. This increase was a result of new contract signings and acquisitions in 2001 and 2000, which were primarily domestic.

     Non-domestic revenue, consisting of European and Asian operations, increased by 3.4% in 2001 to $313.7 million from $303.3 million in 2000, but decreased as a percent of total revenue to 26.0% from 27.4% over the same periods. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom revenue for 2001 decreased slightly to $152.1 million from $153.7 million in revenue for 2000. In Switzerland, revenue for 2001 increased slightly to $43.7 million from $42.0 million in revenue for 2000. Asian operations generated revenue of $24.7 million, or 2.1% of total revenue, in 2001 and $21.3 million, or 1.9% of total revenue, in 2000, respectively.

     On March 30, 2000, we completed the acquisition of Solutions Consulting, Inc. All pre-acquisition revenue and operating expenses of Solutions Consulting have been included in the consolidated statements of operations for 2000, and pre-acquisition operating earnings have been eliminated in other income (expense), net, as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements." During the first quarter of 2000, we incurred a $22.1 million compensation charge that was a direct result of the acquisition of Solutions Consulting.

  Gross Margin

     Direct costs of services increased in 2001 by 11.5% to $949.7 million from $851.6 million in 2000. Gross margin decreased to 21.2% of total revenue in 2001 as compared to 23.0% of total revenue in 2000. In our analysis of gross margin percentages for 2001 and 2000, we identified the following items that are important in understanding this change:

     - In 2001, we recorded $20.9 million of expense relating to the bankruptcy of a customer, ANC Rental Corporation, which included the following: $8.5 million for the write-down of an intangible asset associated with our ANC contract, $8.2 million for amounts owed to us for services performed, and $4.2 million for certain contract related costs.

     - Also in 2001 we recorded $5.0 million of expense as we reduced the basis of software and other assets used in service offerings that we exited during 2001.

     Without the effects of these items, gross margin for 2001 would have been 23.3% of total revenue, which is a slight increase from the gross margin for 2000 of 23.0% of total revenue. This increase is primarily due to the exiting of a separately identifiable unprofitable operation in the first quarter of 2001. The cost savings that we achieved as a result of exiting this operation were partially offset by:

     - a change in revenue mix from higher profit margin services, including project and discretionary services, to infrastructure services; and,

     - a decline in profitability on several telecommunications contracts.

  Selling, General and Administrative Expenses

     SG&A increased in 2001 by 29.7% to $256.6 million from $197.9 million in 2000 and increased as a percent of total revenue to 21.3% from 17.9%. In our analysis of SG&A for both 2001 and 2000, we identified the following items that are important in understanding this change:

     - As described in more detail below, during 2001 we recorded $69.7 million of charges as a result of our realigned operating structure.

     - During 2000, we recorded $19.3 million of expense, which was composed of $17.3 million of asset impairments and $2.0 million related to the closure of certain facilities.

     Without the effect of these items, SG&A would have decreased to 15.5% of total revenue for 2001 as compared to 16.2% of total revenue for 2000. This decrease was primarily due to cost reductions made in connection with realigning our operating structure in 2001.

  Other Statement of Operations Items

     Interest income, net, decreased by 46.4% to $8.9 million in 2001 from $16.6 million in 2000 due to a decrease in the average cash balance in 2001 as compared to 2000 and an overall decrease in interest rates.

     Equity in earnings of unconsolidated affiliates was $8.4 million in 2001 compared to equity in losses of $4.3 million in 2000. During 2001, equity in earnings from HCL Perot Systems increased to $9.2 million from $8.5 million in 2000. In 2000, these earnings were offset by losses of $14.2 million from start-up joint ventures, which included a $9.1 million charge to adjust the carrying amount of our investment in one of these joint ventures. Losses from these start-up joint ventures totaled only $0.7 million during 2001.

     Other income (expense), net, decreased in 2001 to a $1.9 million net expense from a $45.1 million of income in 2000, primarily due to the following significant items that we recorded in 2000:

     - $38.9 million net gain from the sale of a 40% equity interest in Systor AG, a subsidiary of UBS;

     - $15.0 million gain from the partial sale of an investment in marketable equity securities;

     - $3.5 million expense associated with the elimination of the pre-acquisition earnings of Solutions Consulting for the first quarter of 2000; and,

     - $7.7 million expense from the impairment of an investment in marketable equity securities during 2000.

     During 2001, we recorded an $11.0 million valuation allowance against certain foreign deferred tax assets due to the significant uncertainty as to the ultimate realization of these deferred tax assets. Without the effect of this $11.0 million charge, our effective tax rate for 2001 would have been 39.5%, which is consistent with the effective tax rate for 2000.

  Realigned Operating Structure

     During 2001, we realigned our operating structure, resulting in charges totaling $74.7 million, of which $33.7 million was recorded during the first quarter of 2001 and $41.0 million was recorded during the third quarter of 2001. We recorded these charges in the consolidated statements of operations as $5.0 million in direct cost of services and $69.7 million in SG&A, and these charges consist of the following:

     - $39.6 million expense related to the elimination of approximately 900 administrative and non-billable positions in all business functions and in all geographic areas of the Company;

     - $25.9 million expense for the consolidation and closure of facilities, including those facilities impacted by our realigned operating structure and the consolidation of our Dallas area operations into one facility located in Plano, Texas; and

     - $9.2 million expense related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

     As mentioned above, during 2002 we recorded an additional $11.1 million relating to severance and other costs to exit certain activities as we continued our efforts to streamline our operations. As a result of these realignment activities, we realized savings that helped to offset profit pressures. At December 31, 2002, the balance remaining to be settled associated with these activities is $22.0 million, which we expect will be substantially settled in cash by September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     In 2002, cash and cash equivalents decreased 17.9% to $212.9 million from $259.2 million at December 31, 2001.

     Net cash provided by operating activities was $60.1 million in 2002 compared to net cash provided by operating activities of $95.0 million in 2001. In our analysis of net cash provided by operating activities for 2002 and 2001, we identified the following significant items that are important in understanding this change:

     - Long-term accrued revenue increased by $40.5 million in 2002 as compared to an increase of $24.0 million in 2001. These revenues cannot currently be billed and collected but will be billed in the future as specified in the terms of the related long-term services contracts.

     - During 2002, we paid $6.8 million more than we paid in 2001 related to year-end bonuses to associates.

     - During 2002, we paid $14.0 million less than we paid in 2001 associated with our realigned operating structure activities.

     - During 2002, we made net tax payments of approximately $8.5 million as compared to receiving net tax refunds of approximately $17.8 million during 2001.

     Net cash used in investing activities was $134.0 million in 2002 compared to $84.2 million in 2001. This increase was due primarily to a $44.7 million increase in the amount of net cash paid for acquisitions of businesses. During 2002 we paid $97.9 million in cash for the acquisitions of CSRG and ADI and for an additional earnout payment associated with the acquisition of ARS. During 2001, we paid $53.2 million in cash for acquisitions, primarily for the acquisition of ARS.

     In February 2003, we acquired Soza & Company, Ltd., a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers, for $75.0 million in cash (including $5.0 million which is being held in an escrow account for up to two years).

     Net cash provided by financing activities was $17.0 million in 2002 as compared to $11.8 million in 2001. This increase is due primarily to $12.4 million of proceeds received from UBS relating to the exercise of options to purchase approximately 3.4 million shares of our Class B Common Stock. This increase was partially offset by an increase in the amount of shares of our Class A Common Stock that we repurchased in 2002 as compared to 2001.

     We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During 2002, foreign exchange rate fluctuations positively impacted our non-domestic cash balances by $10.6 million, as British pounds, Swiss francs, and Euros all strengthened against the U.S. dollar.

Our foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

     We have no committed line of credit or other borrowings, and we anticipate that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet our operating needs for the foreseeable future. As discussed below, in February 2003 we acquired Soza & Company, Ltd. for $75.0 million in cash. If we make additional acquisitions using cash, we may be required to obtain a line of credit to finance any such acquisition.

  CONTRACTUAL OBLIGATIONS AND CONTINGENT COMMITMENTS

     The following table sets forth our significant contractual obligations for the periods indicated (in millions):

                                                      2004-   2006-
                                              2003    2005    2007    THEREAFTER   TOTAL
                                              -----   -----   -----   ----------   ------
Operating leases............................  $25.6   $36.5   $25.2     $26.1      $113.4
Purchase commitments........................   31.8    34.7      --        --        66.5
Restructuring payments......................   15.9     3.6     2.5        --        22.0
                                              -----   -----   -----     -----      ------
Total.......................................  $73.3   $74.8   $27.7     $26.1      $201.9
                                              =====   =====   =====     =====      ======

     We discuss these contractual obligations in Note 13, "Commitments and Contingencies," and Note 18, "Realigned Operating Structure," of Notes to the Consolidated Financial Statements, which are included herein. We also discuss purchase commitments below.

     The following table sets forth our significant contingent commitments for the periods indicated (in millions) and represent the maximum principal amount of such commitments:

                                                      2004-   2006-
                                              2003    2005    2007    THEREAFTER   TOTAL
                                              -----   -----   -----   ----------   ------
Contingent payments for acquisitions........  $13.0   $64.0   $  --       $--      $ 77.0
Contingent payment on operating lease.......     --      --    75.0       --         75.0
                                              -----   -----   -----       --       ------
Total.......................................  $13.0   $64.0   $75.0       $--      $152.0
                                              =====   =====   =====       ==       ======

     We discuss the contingent payment on an operating lease below and in Note 13 of the Consolidated Financial Statements. The contingent payments for acquisitions are discussed below and in Note 4, "Acquisitions," and Note 19, "Subsequent Event," of Notes to the Consolidated Financial Statements.

  Operating Lease

     In June 2000, we entered into an operating lease agreement with a special purpose entity for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. This special purpose entity is a trust that is owned by a consortium of financial institutions, and we have no equity ownership and no managerial involvement in this entity.

     The initial term of this lease extends through June 2005, with one optional two-year renewal period. At the end of the lease, we are required to either renew the lease, purchase the property for the remaining lease obligation, or arrange for the sale of the property to a third party, with us guaranteeing to the lessor proceeds on such sale of 100% of the original fair value of the land, plus 83% of the original fair value of the buildings and any additional improvements. The fair value of the facilities is approximately $75.0 million. Rent expense under this operating lease is equal to the interest expense owed by the special purpose entity to the banks, and is a variable amount equal to LIBOR plus 104 basis points (2.4% at December 31, 2002) on approximately $75.0 million, which is the remaining lease obligation. We believe that this lease rate is currently less than prevailing market lease rates for similar facilities.

     We currently do not consolidate this entity. However, based on the current structure of the lease and the recently issued accounting pronouncement, Financial Accounting Standards Board Interpretation No. 46, which is discussed in more detail below, we will be required to consolidate this entity effective for the first fiscal quarter beginning after June 15, 2003. Upon consolidation of this entity, we would increase our assets and long-term debt by approximately $75.0 million, and we would begin recording an additional depreciation charge of approximately $4.3 million per year. The assets would be recorded as land, buildings, and improvements.

     This lease contains certain standard financial covenants which, if not met, may require us to repay the approximately $75.0 million to the special purpose entity. We are currently in compliance with all covenants, and we currently expect to remain in compliance for the remainder of the lease term.

  Purchase Commitments

     We have agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for two of the vendors. With regard to the third vendor, under the terms and conditions of the agreement, we agreed to purchase or sell services having a gross value of $19.5 million over a four year commitment period. The second commitment period ends in March 2003. We are currently in discussions with this vendor to restructure the terms of the agreement, and we are unable to estimate the amount of possible loss, if any, that may result from the completion of these discussions.

     In June 2000, we entered into an agreement with a certain airline to purchase a minimum of $10.0 million of air travel mileage on an annual basis for five years. We have made three of the five annual payments, with the remaining two payments to be made in June of 2003 and 2004.

  Other Commitments and Contingencies

     As discussed in Note 4, "Acquisitions," we may be required to make additional payments related to two acquisitions, dependent upon these two companies achieving certain financial targets over designated time periods. We may be required to make three additional payments to the sellers of ARS totaling $30.0 million over the next two years, $10.0 million of which may be paid in the first six months of 2003. Up to 50% of each additional payment to the sellers of ARS may be in stock, at our discretion. In addition, we may be required to pay to the sellers of ADI an additional $15.0 million over the next two years, $3.0 million of which may be paid in the first six months of 2003. At our discretion, we may pay up to 60% of these additional amounts in stock.

     In addition, as discussed below in "Subsequent Event," we recently acquired Soza & Company, Ltd. In addition to the initial purchase price of $75.0 million, we may be required to make additional payments totaling up to $32.0 million, of which up to 70% may be in stock, at our discretion.

     We are currently working on a significant software development project for which the actual cost of development will significantly exceed the fee as specified in the contract. While our contract enables us to collect for some of the overages above the specified fee, we believe that we will not fully recover all of the overages. Therefore, we expect to suffer a loss on this development project. We expect our IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. The estimated billings and costs related to this project are included in our estimates of revenue and costs for the entire IT outsourcing contract that we used to recognize revenue for 2002 under the percentage-of-completion method. The amount of long-term accrued revenue at December 31, 2002, related to this entire contract was $20.8 million. As discussed below in our discussion regarding the adoption of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," in the first quarter of 2003 we expect to record a loss on this separate development project in the amount of $0.10 to $0.15 per share. However, our actual losses with respect to this development effort may eventually exceed our current estimates.

CRITICAL ACCOUNTING POLICIES

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is important to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

     Critical accounting policies are those that reflect significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements.

  REVENUE RECOGNITION

     We provide services under level-of-effort, unit-price, fixed-price, and risk/reward contracts, with the length of contracts ranging up to twelve years. Four basic criteria must be met before we can recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. We determine whether criteria (3) and (4) are met based on our judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

     Revenue from level-of-effort contracts is based on time and materials, direct costs plus a fee (which may be either a fixed amount or a percentage of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue from unit-price contracts is recognized based on units utilized or by number of transactions processed during a given period. For unit-price contracts, we establish a per-unit fee based on the cost structure associated with the delivery of that unit of service. For risk/reward contracts, we recognize revenue primarily at the time we are reasonably assured as to how much will ultimately be collected.

     For fixed-price contracts, we use the percentage-of-completion method to recognize revenue and profit as work progresses. This approach relies on estimates of total expected direct costs at completion, which are compared to actual direct costs incurred to date to arrive at an estimate of revenue and profit earned to date. Recognized revenue and profit are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions to profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

     Costs and estimated earnings in excess of billings, or long-term accrued revenue, on uncompleted fixed-price contracts totaled $74.5 million and $34.0 million at December 31, 2002 and 2001, respectively.

     As discussed below under "Accounting Standards Issued," as a result of the issuance of Financial Accounting Standards Board Emerging Issues Task Force
(EITF) Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," we plan to change our method of accounting for revenue from fixed-price contracts in 2003.

  VALUATION OF GOODWILL AND INTANGIBLES

     Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we could incur. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. For each of the significant acquisitions completed during 2002, 2001 and 2000, we obtained a third-party valuation of the intangible assets. If an event occurs which would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial condition and results of operations.

  YEAR-END BONUS PLAN

     One of our various compensation methods is to pay to certain associates a year-end bonus, which is based on associate and team performance as well as on our overall financial results. The amount of bonus expense that we record each quarter is based on several factors, including our financial performance for that quarter, our latest expectations for full year results, and management's discretion. As a result, the amount of bonus expense that we may record in each quarter can vary significantly.

  CONTINGENCIES

     We account for claims and contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

  INCOME TAXES

     We account for income taxes in accordance with Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     At December 31, 2002, we had deferred tax assets in excess of deferred tax liabilities of $28.2 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe that it is more likely than not that only $19.9 million of such assets will be realized, resulting in a valuation allowance of $8.3 million relating to certain foreign jurisdictions. On a quarterly basis, we evaluate the need for and adequacy of this valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

ACCOUNTING STANDARDS ISSUED

  FINANCIAL ACCOUNTING STANDARDS 146

     In June 2002, the Financial Accounting Standards Board issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Financial Accounting Standards Board Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." We are required to adopt FAS 146 no later than January 1, 2003. We do not believe that the adoption of FAS 146 will have a material impact on our consolidated financial statements.

  FINANCIAL ACCOUNTING STANDARDS 148

     In December 2002, the Financial Accounting Standards Board issued FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends FAS 123, "Accounting for Stock-Based Compensation" and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002 and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. We currently plan to continue accounting for stock-based compensation under APB 25.

  FINANCIAL ACCOUNTING STANDARDS EMERGING ISSUES TASK FORCE ISSUE 00-21

     We have long-term fixed-price contracts that include certain deliverables and ongoing service elements. We recognize revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On November 21, 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), regarding when and how to separate elements of a contract into separate units of accounting. We are required to adopt EITF 00-21 for all new revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, we may also apply the provisions of EITF 00-21 to existing contracts and record the effect of adoption as the cumulative effect of a change in accounting principle.

     We plan to adopt EITF 00-21 as of January 1, 2003, for both existing and prospective customer contracts. This voluntary adoption for existing contracts, which we believe will provide greater transparency into the performance of our multi-element arrangements, will result in a charge for the cumulative effect of a change in accounting principle of between $.25 and $.32 per share, which includes a charge of between $.10 and $.15 per share to recognize a loss on a contract element included in an otherwise profitable contract.

  FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 45

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.

     We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the recognition provisions of FIN 45 but expect that the adoption of these provisions will not have a material adverse impact on our consolidated results of operations or financial position upon adoption.

  FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 46

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.

     We have an operating lease contract with a variable interest entity (also called a special purpose entity) for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. We believe the estimated fair market value of the underlying assets is no less than the remaining lease obligations totaling approximately $75.0 million at December 31, 2002. We currently do not consolidate this entity. However, based on the current structure of the lease and the provisions of FIN 46, we will be required to consolidate this entity effective for the first fiscal period beginning after June 15, 2003, as discussed above in "Operating Lease."

SUBSEQUENT EVENT

     On February 20, 2003, we acquired Soza & Company, Ltd., a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, we increased our customer base and service offerings in the Government Services segment.

     The purchase price includes $75.0 million in cash (including $5.0 million which is being held in an escrow account for up to two years) and may include additional payments totaling up to $32.0 million in cash or stock over the next two years. The possible payments are contingent on Soza achieving certain financial targets over the same period, and at our discretion, up to 70% of these payments may be settled in our Class A Common Stock. The results of operations of Soza and the estimated fair value of assets acquired and liabilities assumed will be included in our consolidated financial statements beginning on the acquisition date.

     Upon completion of the tangible and intangible asset appraisals, the excess of the purchase price over the net assets acquired will be recorded as goodwill on the consolidated balance sheets and will be assigned to the Government Services segment. The amount of goodwill from this acquisition will not be deductible for tax purposes.

RELATED PARTY TRANSACTIONS

     We are currently providing, under a three-year contract which will end in 2003, information technology services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2002, 2001 and 2000, we recorded revenue of $1.5 million, $1.5 million and $.04 million and direct cost of services of $1.0 million, $1.0 million and $0.2 million, respectively. Prior to us entering into this arrangement, our Audit Committee reviewed and approved this contract.

     During 2002, we entered into a sublease agreement with Perot Services Company, LLC, which is controlled and owned by Ross Perot, for approximately 23,000 square feet of office space at our Plano, Texas facility. Rent over the term of the lease is approximately $0.4 million per year. The initial lease term is 30 months with one optional 24-month renewal period. The lease also provides for us to pay a $0.1 million allowance for modifications to the leased space. Perot Services Company, LLC will pay all modification costs in excess of the allowance. Prior to us entering into this arrangement, our Audit Committee reviewed and approved this contract.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, we enter into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. We generally manage these transactions by ensuring that costs to service these contracts are incurred in the same currency in which revenue is received. By matching revenues and costs to the same currency, we have been able to substantially mitigate foreign currency risk to earnings. We use foreign currency forward contracts or options to hedge exposures arising from these transactions when necessary. We do not foresee changing our foreign currency exposure management strategy.

     During 2002, 19.1% of our revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change revenue by 1.9%, or $25.4 million. In our opinion, a substantial portion of this fluctuation would be offset by expenses incurred in local currency as well as the impact of local income taxes.

     At December 31, 2002, the Company had approximately $88.7 million of non-U.S. dollar denominated cash and cash equivalents.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements and Financial Statement
Schedules

  CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                              ----------
Index to Consolidated Financial Statements..................  F-1
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002, 2001 and 2000......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................  F-6
Notes to Consolidated Financial Statements..................  F-7 - F-37

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2002, 2001 and 2000......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................  F-6
Notes to Consolidated Financial Statements..................  F-7 - F-37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Perot Systems Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001.

                                          /s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2003

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                2002       2001
                                                              --------   --------
                                                              (DOLLARS AND SHARES
                                                                 IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $212,861   $259,178
  Accounts receivable, net..................................   162,367    160,907
  Prepaid expenses and other................................    21,602     24,420
  Deferred income taxes.....................................    20,813     25,651
                                                              --------   --------
       Total current assets.................................   417,643    470,156
Property, equipment and purchased software, net.............    62,543     52,426
Goodwill....................................................   211,075    127,161
Long-term accrued revenue...................................    74,489     34,003
Other non-current assets....................................    76,563     73,852
                                                              --------   --------
       Total assets.........................................  $842,313   $757,598
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 24,452   $ 36,272
  Deferred revenue..........................................    14,513      8,707
  Accrued compensation......................................    13,137     20,009
  Income taxes payable......................................    10,212     19,443
  Accrued and other current liabilities.....................    93,202    121,728
                                                              --------   --------
       Total current liabilities............................   155,516    206,159
Other non-current liabilities...............................    10,211     20,670
                                                              --------   --------
       Total liabilities....................................   165,727    226,829
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Class A Common Stock; par value $.01; authorized 300,000
     shares; issued 105,272 and 100,239 shares,
     respectively...........................................     1,053      1,002
  Class B Convertible Common Stock; par value $.01;
     authorized 24,000 shares; issued and outstanding 3,392
     and 1,784 shares, respectively.........................        34         18
  Additional paid-in capital................................   392,821    331,057
  Retained earnings.........................................   286,109    207,821
  Other stockholders' equity................................    (1,409)    (1,674)
  Accumulated other comprehensive loss......................    (2,022)    (7,455)
                                                              --------   --------
       Total stockholders' equity...........................   676,586    530,769
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $842,313   $757,598
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                            (DOLLARS AND SHARES IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Revenue..................................................  $1,332,145   $1,204,701   $1,105,946
Costs and expenses:
  Direct cost of services................................   1,020,889      949,708      851,678
  Selling, general and administrative expenses...........     195,545      256,635      197,854
  Compensation charge related to acquisition.............          --           --       22,100
                                                           ----------   ----------   ----------
Operating income (loss)..................................     115,711       (1,642)      34,314
Interest income, net.....................................       3,929        8,860       16,576
Equity in earnings (loss) of unconsolidated affiliates...       4,677        8,379       (4,342)
Other income (expense), net..............................      (2,121)      (1,827)      45,160
                                                           ----------   ----------   ----------
Income before taxes......................................     122,196       13,770       91,708
Provision for income taxes...............................      43,908       16,441       36,225
                                                           ----------   ----------   ----------
     Net income (loss)...................................  $   78,288   $   (2,671)  $   55,483
                                                           ==========   ==========   ==========

Basic and diluted earnings (loss) per common share:
  Basic earnings (loss) per common share.................  $     0.74   $    (0.03)  $     0.58
  Weighted average common shares outstanding.............     106,309       99,437       96,189
  Diluted earnings (loss) per common share...............  $     0.68   $    (0.03)  $     0.49
  Weighted average diluted common shares outstanding.....     115,429       99,437      113,480

  The accompanying notes are an integral part of these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                           ACCUMULATED
                                                       ADDITIONAL                             OTHER                     TOTAL
                                              COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE             STOCKHOLDERS'
                                              STOCK     CAPITAL     EARNINGS    STOCK     INCOME (LOSS)   OTHER*       EQUITY
                                              ------   ----------   --------   --------   -------------   -------   -------------
                                                                       (DOLLARS AND SHARES IN THOUSANDS)
Balance at January 1, 2000..................  $ 926     $226,712    $155,009   $    --      $ 11,907      $(3,832)    $390,722
Issuance of Class A shares under incentive
  plans (679 shares)........................      7        7,429          --        --            --           --        7,436
Issuance of Class A shares related to an
  acquisition (1,966 shares)................     20       49,980          --        --            --           --       50,000
Exercise of stock options for Class A shares
  (3,251 shares, including 420 shares from
  treasury).................................     28        4,741          --     1,407            --          486        6,662
Class A shares repurchased (1,148 shares)...     --           --          --    (8,795)           --           --       (8,795)
Note repayments and other...................     --           --          --        --            --          329          329
Tax benefit of stock options exercised......     --       16,078          --        --            --           --       16,078
Deferred compensation, net of
  amortization..............................     --          380          --        --            --          550          930
Net income..................................     --           --      55,483        --            --           --       55,483
Other comprehensive income, net of tax
  Unrealized loss on marketable equity
    securities..............................     --           --          --        --       (13,974)          --      (13,974)
  Translation adjustment....................     --           --          --        --        (3,816)          --       (3,816)
                                                                                                                      --------
Comprehensive income........................                                                                            37,693
                                              ------    --------    --------   -------      --------      -------     --------
Balance at December 31, 2000................  $ 981     $305,320    $210,492   $(7,388)     $ (5,883)     $(2,467)    $501,055
Issuance of Class A shares under incentive
  plans (429 shares, including 119 shares
  from treasury)............................      3        3,692          --     1,206            --           --        4,901
Exercise of stock options for Class A shares
  (4,873 shares, including 1,239 shares from
  treasury).................................     36        5,427          --     9,920            --          (68)      15,315
Class A shares repurchased (784 shares).....     --           --          --    (3,738)           --           --       (3,738)
Tax benefit of stock options exercised......     --       17,128          --        --            --           --       17,128
Deferred compensation, net of
  amortization..............................     --         (510)         --        --            --          861          351
Net loss....................................     --           --      (2,671)       --            --           --       (2,671)
Other comprehensive loss, net of tax
  Unrealized gain on marketable equity
    securities..............................     --           --          --        --            94           --           94
  Translation adjustment....................     --           --          --        --        (1,666)          --       (1,666)
                                                                                                                      --------
Comprehensive loss                                                                                                      (4,243)
                                              ------    --------    --------   -------      --------      -------     --------
Balance at December 31, 2001................  $1,020    $331,057    $207,821   $    --      $ (7,455)     $(1,674)    $530,769
Issuance of Class A shares related to
  acquisitions (703 shares).................      7       13,880          --        --            --           --       13,887
Issuance of Class A shares under incentive
  plans (454 shares, including 132 shares
  from treasury)............................      5        3,662          --     1,512            --           --        5,179
Exercise of stock options for Class A shares
  (2,896 shares, including 672 shares from
  treasury).................................     21        7,549          --     5,394            --           --       12,964
Exercise of stock options for Class B shares
  (3,392 shares)............................     34       12,346          --        --            --           --       12,380
Class A shares repurchased (650 shares).....     --           --          --    (6,906)           --           --       (6,906)
Tax benefit of stock options exercised......     --       24,082          --        --            --           --       24,082
Deferred compensation, net, and other.......     --          245          --        --            --          265          510
Net income..................................     --           --      78,288        --            --           --       78,288
Other comprehensive income, net of tax
  Unrealized loss on marketable equity
    securities..............................     --           --          --        --          (401)          --         (401)
  Translation adjustment....................     --           --          --        --         5,834           --        5,834
                                                                                                                      --------
Comprehensive income........................                                                                            83,721
                                              ------    --------    --------   -------      --------      -------     --------
Balance at December 31, 2002................  $1,087    $392,821    $286,109   $    --      $ (2,022)     $(1,409)    $676,586
                                              ======    ========    ========   =======      ========      =======     ========

---------------

* The Other balance as of December 31, 2002, includes $(1,304) of deferred compensation and $(105) of stock transactions pending completion.

  The accompanying notes are an integral part of these consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  78,288   $ (2,671)  $ 55,483
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     30,625     35,100     28,154
    Gain on sale of marketable equity securities............         --         --    (17,503)
    Gain on sale of unconsolidated affiliate................         --         --    (38,851)
    Impairment of long-lived assets.........................      1,172     19,164     17,318
    Impairment of investments...............................         --      1,385     16,861
    Equity in earnings of unconsolidated affiliates.........     (4,677)    (9,171)    (4,769)
    Change in deferred income taxes.........................     20,659      2,652      3,242
    Other...................................................      4,194      2,732      2,986
  Changes in assets and liabilities (net of effects from
    acquisitions of businesses):
    Accounts receivable, net................................     22,192     24,690    (11,877)
    Prepaid expenses........................................      3,637     (4,673)    (4,691)
    Long-term accrued revenue...............................    (40,486)   (23,954)   (10,050)
    Other current and non-current assets....................    (18,532)    (7,848)   (17,519)
    Accounts payable and accrued liabilities................    (30,578)    20,932    (10,393)
    Deferred revenue........................................      5,484    (10,414)    (4,282)
    Accrued compensation....................................    (11,630)     4,352    (35,035)
    Income taxes............................................     12,748     30,881     11,900
    Other current and non-current liabilities...............    (13,045)    11,889       (369)
                                                              ---------   --------   --------
         Total adjustments..................................    (18,237)    97,717    (74,878)
                                                              ---------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................     60,051     95,046    (19,395)
                                                              ---------   --------   --------
Cash flows from investing activities:
  Purchases of property, equipment and software.............    (36,923)   (30,710)   (30,650)
  Proceeds from sale of marketable equity securities........        540         --     26,543
  Proceeds from sale of unconsolidated affiliate............         --         --     55,486
  Purchase of software royalty intangible asset.............         --         --    (14,900)
  Investment in unconsolidated affiliate....................         --         --    (15,000)
  Acquisitions of businesses, net of cash acquired of
    $10,328, $250 and $13,152, respectively.................    (97,862)   (53,225)   (50,393)
  Other.....................................................        239       (233)    (2,378)
                                                              ---------   --------   --------
         Net cash used in investing activities..............   (134,006)   (84,168)   (31,292)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Principal payments on debt and capital lease
    obligations.............................................       (314)      (369)      (447)
  Proceeds from issuance of common stock....................     23,572     12,957      5,802
  Proceeds from issuance of treasury stock..................      2,003      2,794        734
  Purchases of treasury stock...............................     (6,907)    (3,738)    (8,795)
  Other.....................................................     (1,365)       198      1,854
                                                              ---------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................     16,989     11,842       (852)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     10,649     (3,230)    (3,418)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (46,317)    19,490    (54,957)
Cash and cash equivalents at beginning of year..............    259,178    239,688    294,645
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $ 212,861   $259,178   $239,688
                                                              =========   ========   ========

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

     The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the earnings (losses) of these companies is included in consolidated net income. Investments in unconsolidated companies that are less than 20% owned, where the Company has no significant influence over operating and financial policies, are carried at cost. The Company periodically evaluates whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investments, the underlying assets are written down by charges to expense so that the carrying amount equals the future discounted cash flows.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes, restructuring costs, litigation and disputes and the allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  CASH EQUIVALENTS

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

  REVENUE RECOGNITION

     The Company provides services under level-of-effort, unit-price, fixed-price, and risk/reward contracts, with the length of contracts ranging up to twelve years. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company determines whether criteria
(3) and (4) are met based on its judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

     Revenue from level-of-effort contracts is based on time and materials, direct costs plus a fee (which may be either a fixed amount or a percentage of direct costs incurred), or a combination of these methods and may be based on a set fee for a specified level of resources that is adjusted for incremental resource usage. Revenue

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

from unit-price contracts is recognized based on units utilized or by number of transactions processed during a given period. For unit-price contracts, the Company establishes a per-unit fee based on the cost structure associated with the delivery of that unit of service. For risk/reward contracts, the Company recognizes revenue primarily at the time there is reasonable assurance as to how much will ultimately be collected.

     For fixed-price contracts, the Company uses the percentage-of-completion method to recognize revenue and profit as work progresses. This approach relies on estimates of total expected direct costs at completion, which are compared to actual direct costs incurred to date to arrive at an estimate of revenue and profit earned to date. Recognized revenue and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not complete its projects within the planned periods of time, or does not satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions to profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

     As discussed below under "Accounting Standards Issued," as a result of the issuance of Financial Accounting Standards Board Emerging Issues Task Force ("Emerging Issues Task Force" or "EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), the Company plans to change its method of accounting for revenue from fixed-price contracts in 2003.

     As part of the Company's on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers. For 2002, these expenses totaled $24,800 and were recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges. Due to the immateriality of such reimbursements in years prior to 2002, previously reported revenue and expenses were not restated upon adoption of EITF 01-14.

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

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred and were $4,799, $4,125 and $1,614 in 2002, 2001 and 2000, respectively.

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

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  GOODWILL AND OTHER INTANGIBLES

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. ("Financial Accounting Standards" or "FAS") 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain indefinite-lived assets no longer be amortized but evaluated annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from eighteen months to fifteen years.

     The Company evaluates long-lived assets and intangible assets with definite lives for impairment, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal projected future discounted cash flows.

     Goodwill is tested for impairment annually, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.

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

     The Company does not provide for foreign withholding and income taxes on the undistributed earnings for its foreign subsidiaries amounting cumulatively to $64,045 at December 31, 2002, and $50,010 at December 31, 2001, as such earnings are intended to be permanently invested in those operations. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

  FOREIGN OPERATIONS

     The consolidated balance sheets include foreign assets and liabilities of $80,967 and $51,438, respectively, as of December 31, 2002, and $90,850 and $79,013, respectively, as of December 31, 2001.

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

     The net foreign currency transaction gains and (losses) reflected in other income (expense), net, in the consolidated statements of operations, were $123, ($393) and ($838) for the years ended December 31, 2002, 2001 and 2000, respectively.

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and accounts receivable. The Company's cash equivalents consist primarily of short-term money market deposits. The Company has deposited its cash equivalents with reputable financial institutions, from which the Company believes the risk of loss to be remote. The Company has accounts receivable from its customers that are engaged in various industries including banking, insurance, healthcare, manufacturing, telecommunications, travel and energy, as well as customers in the defense, law enforcement, and other governmental agencies, and are not concentrated in any specific geographic region. These specific industries may be affected by economic factors which may impact accounts receivable. Generally, the Company does not require collateral from its customers, since the receivables are supported by long-term contracts. Management does not believe that any single customer, industry or geographic area represents significant credit risk.

     No customer accounted for 10% or more of the Company's accounts receivable at December 31, 2002. One customer accounted for 13% of the Company's accounts receivable at December 31, 2001.

  FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments is estimated using bank or market quotes. The carrying amount of short-term financial instruments (cash and cash equivalents, accounts receivable, and certain other liabilities) approximates fair value due to the short maturity of those instruments.

     The Company uses derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. To date, the Company's use of such instruments has been limited to foreign currency forward contracts. The Company does not currently utilize hedge accounting with regard to these derivatives and records all gains and losses associated with such derivatives in the earnings of the appropriate period. In compliance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities," the Company records the net fair value of the derivatives in accounts receivable, net, on the consolidated balance sheets.

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

  TREASURY STOCK

     Treasury stock transactions are accounted for under the cost method. Repurchased treasury stock will be utilized for employee stock plans, acquisitions, and other Company uses. At December 31, 2002, the Company had no shares in treasury, and at December 31, 2001, the Company had 154 shares in treasury.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25 compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation," and FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." Had the Company elected to adopt the expense recognition provisions of FAS 123, the pro forma impact on net income and earnings per share would have been as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Net income (loss)
  As reported........................................  $ 78,288   $ (2,671)  $ 55,483
  Less: Total stock-based employee compensation
     expense determined under fair value based
     methods for all awards, net of related tax
     effects.........................................   (14,897)   (11,700)   (14,392)
                                                       --------   --------   --------
  Pro forma..........................................  $ 63,391   $(14,371)  $ 41,091
Basic earnings (loss) per common share
  As reported........................................  $   0.74   $  (0.03)  $   0.58
  Pro forma..........................................  $   0.60   $  (0.14)  $   0.43
Diluted earnings (loss) per common share
  As reported........................................  $   0.68   $  (0.03)  $   0.49
  Pro forma..........................................  $   0.58   $  (0.14)  $   0.36

     Except for a limited number, all options granted by the Company in 2002, 2001 and 2000 were granted at the per share fair market value in effect on the grant date. Vesting of options differs based on the terms of each option. Typically, options either vest ratably over the vesting period, vest at the end of the vesting period, or vest based on the attainment of various criteria. Prior to the IPO Date, the fair value of each option grant was estimated on the grant date using the Minimum Value Stock option-pricing model. Subsequent to this date, the Black-Scholes option pricing model was utilized by the Company. The weighted average risk free interest rates used were 2.82%, 4.54%, and 6.42% for the years ended December 31, 2002, 2001 and 2000, respectively. Volatility was estimated to be 58%, 55% and 45% for the years ended December 31, 2002, 2001 and 2000, respectively. With the exception of certain grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year, for all periods presented. The expected life for cliff vesting grants was equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. The expected dividend yield for all periods is 0%. The weighted average grant-date fair value per share of options granted in 2002, 2001 and 2000 was $5.25, $7.67, and $9.19, respectively.

  RECLASSIFICATIONS

     Certain of the amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on the Company's consolidated financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  ACCOUNTING STANDARDS ISSUED

  Financial Accounting Standards 146

     In June 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company is required to adopt FAS 146 no later than January 1, 2003. The Company does not believe that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

  Financial Accounting Standards 148

     In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends FAS 123, "Accounting for Stock-Based Compensation," and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. The Company currently plans to continue accounting for stock-based compensation under APB 25.

  Emerging Issues Task Force Issue No. 00-21

     The Company has long-term fixed-price contracts that include certain deliverables and ongoing service elements. The Company recognizes revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On November 21, 2002, the EITF reached a consensus on EITF 00-21 regarding when and how to separate elements of a contract into separate units of accounting. The Company is required to adopt EITF 00-21 for all new revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, the Company may also apply EITF 00-21 to existing contracts and record the effect of adoption as the cumulative effect of a change in accounting principle.

     The Company plans to adopt EITF 00-21 as of January 1, 2003, for both existing and prospective customer contracts. This voluntary adoption for existing contracts will result in a charge for the cumulative effect of a change in accounting principle of between $.25 and $.32 per share, which includes a charge of between $.10 and $.15 per share to recognize a loss on a contract element included in an otherwise profitable contract.

  Financial Accounting Standards Board Interpretation No. 45

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. The Company is currently evaluating the recognition provisions of FIN 45 but expects that the adoption of these provisions will not have a material adverse impact on the Company's consolidated results of operations or financial position.

  Financial Accounting Standards Board Interpretation No. 46

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.

     The Company has an operating lease contract with a variable interest entity (also called a special purpose entity) for the use of land, existing office buildings, improvements, as well as the development of data center facilities in Plano, Texas. The Company believes the estimated fair market value of the underlying assets is no less than the remaining lease obligations totaling approximately $75,000 at December 31, 2002. The Company currently does not consolidate this entity. However, based on the current structure of the lease and the provisions of FIN 46, the Company will be required to consolidate this entity effective for the first fiscal period beginning after June 15, 2003. Upon consolidation of this entity, the impact would be as discussed in Note 13, "Commitments and Contingencies."

2.  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 31:

                                                                2002       2001
                                                              --------   --------
Amounts billed..............................................  $111,357   $120,998
Amounts to be invoiced......................................    45,964     41,316
Recoverable costs and profits...............................     4,893      2,484
Other.......................................................    13,702     11,959
Allowance for doubtful accounts.............................   (13,549)   (15,850)
                                                              --------   --------
                                                              $162,367   $160,907
                                                              ========   ========

     With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed that are invoiced to the customer in the following month. Recoverable costs and profits represent amounts recognized as revenue that have not yet been billed in accordance with the contract terms but are anticipated to be billed within one year. Included in allowance for doubtful accounts at December 31, 2002, is an allowance of $8,717 related to the pre-petition receivables from ANC Rental Corporation ("ANC"), which was primarily charged to expense in 2001 when ANC filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in November of 2001.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.  PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

     Property, equipment and purchased software consists of the following as of December 31:

                                                                2002       2001
                                                              --------   --------
Owned assets:
  Computer equipment........................................  $ 52,008   $ 49,194
  Furniture and equipment...................................    26,778     31,739
  Leasehold improvements....................................    21,998     23,539
                                                              --------   --------
                                                               100,784    104,472
     Less accumulated depreciation and amortization.........   (64,095)   (67,684)
                                                              --------   --------
                                                                36,689     36,788
                                                              --------   --------
Assets under capital lease:
  Computer equipment........................................       467         --
  Furniture and equipment...................................        90         --
                                                              --------   --------
                                                                   557         --
     Less accumulated depreciation and amortization.........      (248)        --
                                                              --------   --------
                                                                   309         --
                                                              --------   --------
Purchased software..........................................    49,259     39,752
  Less accumulated amortization.............................   (23,714)   (24,114)
                                                              --------   --------
                                                                25,545     15,638
                                                              --------   --------
       Total property, equipment and purchased software,
          net...............................................  $ 62,543   $ 52,426
                                                              ========   ========

     Depreciation and amortization expense for property, equipment and purchased software was $28,394, $26,056 and $22,944 for the years ended December 31, 2002, 2001 and 2000, respectively.

4.  ACQUISITIONS

     On January 1, 2002, the Company acquired all of the outstanding shares of Claim Services Resource Group, Inc. ("CSRG"), a company that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. Total consideration included $49,151 in cash (net of $10,328 of cash acquired) and $3,131 in the form of 154 shares of the Company's Class A Common Stock and was based on the estimated enterprise value of the acquired corporation. The results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired in the amount of $52,110 was recorded as goodwill on the consolidated balance sheets, was assigned to the IT Solutions segment, and is not deductible for tax purposes.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes the estimated fair values of the CSRG assets acquired and liabilities assumed at the date of acquisition.

                                                                    AS OF
                                                               JANUARY 1, 2002
                                                               ---------------
Current assets..............................................      $ 16,692
Property, equipment and purchased software, net.............         2,450
Goodwill....................................................        52,110
Other non-current assets....................................         2,989
                                                                  --------
                                                                    74,241
Current liabilities.........................................       (10,224)
Other non-current liabilities...............................        (1,407)
                                                                  --------
Purchase consideration......................................      $ 62,610
                                                                  ========

     On July 1, 2002, the Company acquired all of the outstanding shares of ADI Technology Corporation ("ADI"), a professional services company that provides technical, information, and management disciplines to the Department of Defense, law enforcement agencies, and other governmental agencies. As a result of the acquisition, the Company expanded into a Government Services segment. The purchase price includes $37,765 in cash ($4,186 of which is being held in escrow during a contractual purchase price adjustment period) and may include additional payments totaling up to $15,000 in cash or stock over the next two years, of which up to $3,000 may be paid in 2003. The possible future payments are contingent on ADI achieving certain financial targets over the same period, and at the Company's discretion, up to 60% of these payments may be settled in Class A Common Stock of the Company. The results of operations of ADI and the estimated fair value of assets acquired and liabilities assumed are included in the Company's consolidated financial statements beginning on the acquisition date. The allocation of the excess of the purchase price over the net assets acquired is pending completion of a contractual purchase price adjustment period; however, the estimated excess purchase price (in the amount of $26,899) was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment, and is not deductible for tax purposes.

     The following table summarizes the estimated fair values of the ADI assets acquired and liabilities assumed at the date of acquisition.

                                                                  AS OF
                                                               JULY 1, 2002
                                                               ------------
Current assets..............................................     $15,789
Property, equipment and purchased software, net.............       2,532
Goodwill....................................................      26,899
Other non-current assets....................................       2,608
                                                                 -------
                                                                  47,828
Current liabilities.........................................      (9,075)
Other non-current liabilities...............................        (988)
                                                                 -------
Purchase consideration......................................     $37,765
                                                                 =======

     During 2001, the Company acquired substantially all of the assets of Advanced Receivables Strategy, Inc. ("ARS"), a corporation that provides on-site accelerated revenue recovery, consulting and outsourcing services to the healthcare industry. As a result of the acquisition, the Company expanded its business process capabilities available to its customers. The purchase price consisted of cash payments of $52,225 (net of $250

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

in cash acquired) in 2001 and additional consideration of $10,000 in cash and $10,756 in 549 shares of the Company's Class A Common Stock in 2002, which were paid to ARS when they met their 2001 financial targets. In addition, the Company may make three additional payments totaling up to $30,000 in cash or stock over the next two years, of which up to $10,000 may be paid in 2003. The possible future payments are contingent on ARS achieving certain financial targets over the same period, and at the Company's discretion, up to 50% of these payments may be settled in Class A Common Stock of the Company. The attainment of financial targets for 2002 is expected to become determinable during the first quarter of 2003. The results of operations of ARS and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired in the amount of $58,940 was recorded as goodwill on the consolidated balance sheets, was assigned to the IT Solutions segment, and is deductible for tax purposes.

     On March 30, 2000, the Company acquired substantially all of the assets and liabilities of Solutions Consulting, Inc. ("Solutions Consulting"), a Pittsburgh-based company specializing in systems integration and package implementation. Total consideration included $41,119 in cash (net of $8,881 of cash acquired) and $50,000 in the form of 1,966 shares of the Company's Class A Common Stock. The Company also paid $22,100 in cash for the benefit of Solutions Consulting employees, which was recorded as a compensation charge. The results of operations of Solutions Consulting and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired in the amount of $81,601 was recorded as goodwill on the consolidated balance sheets, was assigned to the Consulting segment, and $69,930 of goodwill is deductible for tax purposes.

     The revenue and operating expenses of Solutions Consulting for the first three months of 2000 were included in the consolidated statements of operations for the year ended December 31, 2000, and pre-acquisition operating earnings were eliminated in other income (expense), net, in the consolidated statements of operations for the same period, as permitted by Accounting Research Bulletin 51, "Consolidated Financial Statements." Specifically, Solutions Consulting contributed $11,960, $6,801, and $1,658 toward revenue, direct cost of services, and selling, general and administrative ("SG&A") expenses, respectively, during the first quarter of 2000, and $3,501 in pre-tax income related to the first quarter of 2000 was eliminated in other income (expense), net, in the consolidated statements of operations.

     The following table reflects pro forma combined results of operations of the Company and Solutions Consulting on the basis that the acquisition had taken place at the beginning of the calendar year for the year presented:

                                                                  2000
                                                               -----------
                                                               (UNAUDITED)
Income before taxes.........................................     $93,681
Net income..................................................      56,677
Basic earnings per common share.............................        0.59
Diluted earnings per common share...........................        0.50

     In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2000 or of future operations of the combined companies under the ownership and management of the Company.

     During 2000, the Company acquired all of the outstanding shares of Health Systems Design Corporation ("HSD") for $9,274 in cash (net of $4,271 in cash acquired). HSD provides information systems solutions for organizations that administer health benefits. The results of operations of HSD and the estimated fair value of

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of the acquisition date. The excess of the purchase price over the net assets acquired in the amount of $2,149 was recorded as goodwill on the consolidated balance sheets, was assigned to the IT Solutions segment, and is not deductible for tax purposes.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The following tables provide comparative net income (loss) and earnings
(loss) per common share had the non-amortization provision of FAS 142 been adopted for each of the years ended:

                                                           2002      2001      2000
                                                          -------   -------   -------
Net income (loss).......................................  $78,288   $(2,671)  $55,483
Adjustments:
  Assembled workforce amortization net of tax benefit of
     $376 and $211......................................       --       614       345
  Goodwill amortization, net of tax benefit of $1,683
     and $1,262.........................................       --     3,802     2,717
                                                          -------   -------   -------
Adjusted net income.....................................  $78,288   $ 1,745   $58,545
Basic earnings (loss) per common share:
Reported basic earnings (loss) per common share.........  $ 0.736   $(0.027)  $ 0.577
Adjusted basic earnings per common share................  $ 0.736   $ 0.018   $ 0.609
Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per common share.......  $ 0.678   $(0.027)  $ 0.489
Adjusted diluted earnings per common share..............  $ 0.678   $ 0.015   $ 0.516

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, by reporting segment are as follows:

                                                          GOVERNMENT
                                           IT SOLUTIONS    SERVICES    CONSULTING    TOTAL
                                           ------------   ----------   ----------   --------
Balance as of December 31, 2001..........    $ 59,683      $    --      $67,478     $127,161
Reclassification of assembled workforce
  intangibles to goodwill................         772           --        3,893        4,665
Additional goodwill for ARS
  acquisition............................         756           --           --          756
Goodwill resulting from CSRG
  acquisition............................      52,110           --           --       52,110
Goodwill resulting from ADI
  acquisition............................          --       26,899           --       26,899
Other adjustments........................        (516)          --           --         (516)
                                             --------      -------      -------     --------
Balance as of December 31, 2002..........    $112,805      $26,899      $71,371     $211,075
                                             ========      =======      =======     ========

     Identifiable intangible assets as of December 31, 2002, are recorded in other non-current assets in the condensed consolidated balance sheets and are comprised of:

                                                          GROSS                     NET
                                                         CARRYING   ACCUMULATED     BOOK
                                                          VALUE     AMORTIZATION   VALUE
                                                         --------   ------------   ------
Service marks..........................................  $ 5,552      $(2,252)     $3,300
Customer based assets..................................    4,249         (740)      3,509
Other intangible assets................................    2,311         (519)      1,792
                                                         -------      -------      ------
Balance at December 31, 2002...........................  $12,112      $(3,511)     $8,601
                                                         =======      =======      ======

     Total amortization expense for identifiable intangible assets was $2,305, $2,014 and $740 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense is estimated at $2,446, $1,989, $1,570, $907 and $486 for the years ended December 31, 2003 through 2007, respectively. Identifiable intangible assets will be amortized over a weighted average of approximately seven years.

6.  OTHER NON-CURRENT ASSETS

  LONG-TERM ACCRUED REVENUE

     Long-term accrued revenue was $74,489 and $34,003 at December 31, 2002 and 2001, respectively. These amounts represent revenue earned under long-term service contracts, recognized under the percentage-of-completion method of accounting. These revenues will be billed in the future as specified in the terms of the related contracts.

     At December 31, 2002, long-term accrued revenue included $20,814 from a customer for whom the Company is providing IT infrastructure and software development services. The estimated actual cost of this software development project will significantly exceed the fee as specified in the contract. While the contract enables the Company to collect for some of the overages above the specified fee, the Company believes that it will not fully recover all of the overages. The Company expects the IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. The estimated billings and costs related to this project are included in the Company's estimates of revenue and costs for the entire IT outsourcing contract that were used to recognize revenue for 2002 under the percentage-of-completion method. As discussed in Note 1 regarding the adoption of EITF 00-21, in the first quarter of 2003 the Company expects to record a loss on this separate development

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

project in the amount of $0.10 to $0.15 per share. However, the actual losses with respect to this development effort may eventually exceed the Company's current estimates.

     As discussed above in Note 1, the Company will adopt EITF 00-21 as of January 1, 2003, for both existing and prospective customer contracts. This adoption will result in a charge for the cumulative effect of a change in accounting principle and will result in a reduction in the long-term accrued revenue balance of approximately $35,000.

  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     In 1996, the Company entered into a joint venture with HCL Corporation Limited and HCL Europe Limited whereby the Company owns 50% of HCL Perot Systems N.V. ("HPS"), an information technology services company based in India. The Company contributed capital of $500 and $1,760 to HPS during 1997 and 1996, respectively, and is required to contribute additional capital up to a limit of $6,900, on a call basis. The Company's investment in HPS at December 31, 2002 and 2001 was $31,405 and $27,299, respectively. HPS provided subcontractor services to the Company totaling $26,267, $20,649 and $26,071 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     In July 2000, the Company entered into a joint venture whereby the Company owned 50% of BillingZone, LLC ("BillingZone"), which provides business-to-business electronic bill presentment and payment services. The Company made cash contributions to the joint venture totaling $15,000 in 2000 and recorded losses of $791 and $13,438 for 2001 and 2000, respectively, which are included in equity in earnings (loss) of unconsolidated affiliates in the consolidated statements of operations. In 2000, the loss included a charge of $9,111 to adjust the carrying amount of this investment in accordance with the provisions of APB 18, "The Equity Method of Accounting for Investments in Common Stock," reflecting the revised projections by BillingZone of future product development costs and operating expenses.

     The Company provided certain services to BillingZone and recorded revenue of $110 and $4,708 and direct cost of services of $653 and $2,408 during 2001 and 2000, respectively.

     In connection with these services, the Company recorded a net return of its investment in BillingZone totaling $771 for 2001.

     In the fourth quarter of 2002, the Company divested its share of BillingZone, resulting in a $963 loss, which is recorded in other income (expense), net in the consolidated statements of operations.

     No dividends or distributions were received from investments in unconsolidated affiliates in 2002. The amount of cumulative undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $30,948, $26,271 and $17,041 for 2002, 2001 and 2000, respectively.

  SOFTWARE ROYALTY AND CONTRACT RIGHTS

     In August 2000, the Company and ANC committed to enter into an agreement to extend the term of ANC's original services contract and to reduce the Company's royalty obligations to them. Royalties are generally payable to ANC in connection with the future licensing to third parties of the intellectual property developed by the Company for ANC. As part of the agreement, which was executed in October 2000, the

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company paid ANC $25,000. Utilizing the guidance in APB 17, "Intangible Assets," the Company allocated $10,100 to contract rights and the remaining $14,900 to a software royalty intangible asset.

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

     The net book value of the contract rights of $10,100 was being amortized to revenue over the seven-year contract extension. In November 2001, ANC filed for bankruptcy protection. At that time, the Company determined that the contract rights were impaired. Accordingly, the unamortized balance of $8,477 was charged to direct costs of services in the consolidated statements of operations for the year ended December 31, 2001.

  MARKETABLE EQUITY SECURITIES

     In May 1999, the Company purchased 1,000 common shares (approximately 3% voting interest) in the initial public offering of TenFold Corporation ("TenFold") for $17,000. Through a series of transactions during 2000, the Company sold 500 shares of its 1,000 shares of TenFold common stock. The total proceeds and realized gains on these transactions were $23,992 and $14,952 ($9,046 net of tax), respectively. At December 31, 2000, the Company concluded that the remaining investment in TenFold had experienced a decline in value that was considered to be other than temporary. Accordingly, the remaining shares were written down to their fair market value of $750, thereby realizing a loss of $7,750 ($4,689 net of tax). At March 31, 2001, the Company concluded that this investment had experienced an additional decline in value, which was considered to be other than temporary, and the remaining shares were written down to their fair market value of $156, thereby realizing a loss of $594 ($359 net of tax). All realized gains and losses related to the investment in TenFold are included in other income (expense), net, in the consolidated statements of operations.

     At December 31, 2002, the fair market value of this investment was $70 and the unrealized loss of $86 ($54 net of tax) was classified in accumulated other comprehensive loss on the consolidated balance sheets.

7.  ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consist of the following as of December 31:

                                                               2002       2001
                                                              -------   --------
Operating expenses..........................................  $75,956   $102,503
Taxes other than income, insurance, rents, licenses and
  maintenance...............................................    7,304      5,834
Contract-related and other..................................    9,942     13,391
                                                              -------   --------
                                                              $93,202   $121,728
                                                              =======   ========

  OPERATING EXPENSES

     At December 31, 2001, accrued liabilities for operating expenses included the accrual for $20,000 of additional consideration for ARS that was earned in 2001 but was not paid until the first quarter of 2002 and $4,200 for contract-related expenses associated with the bankruptcy of a customer. In addition, accrued liabilities for operating expenses included $15,864 and $18,454 in 2002 and 2001, respectively, related to the

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

current portion of the remaining liabilities associated with the Company's realigned operating structure as discussed in Note 18.

  CONTRACT-RELATED AND OTHER

     Contract-related and other accrued liabilities includes liabilities recorded for both corporate and contract-related needs. Contract-related accrued liabilities include claims made by customers for services that require additional effort, costs or settlements by the Company to satisfy contractual requirements. The Company continually monitors contract performance in light of customer expectations, the complexity of work, project plans, delivery schedules and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable. At December 31, 2001, the Company had recorded $4,200 for expenses associated with ANC's bankruptcy. During the second quarter of 2002, the Company received a payment for $3,000 of these contract-related expenses, which was recorded as a reduction of direct cost of services in the second quarter of 2002.

8.  COMMON AND PREFERRED STOCK

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

     During 1997, the Company concluded the renegotiation of the terms of its strategic alliance with UBS AG. Under these terms and conditions the Company sold to UBS AG 100 shares of the Company's Class B stock at a purchase price of $3.65 per share. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These shares vest ratably over the ten-year term of the agreement on a monthly basis. Upon termination of the IT Services Agreement, the Company has the right to buy back any previously acquired unvested shares of our Class B Common Stock for the original purchase price of $3.65 per share. Additionally, as discussed in Note 9, options were issued to UBS under this agreement.

     Pursuant to the Bank Holding Company Act of 1956 and subsequent regulations and interpretations by the Federal Reserve Board, UBS AG's holdings in terms of shares of the Company's Class B Common Stock may not exceed 10% of the total of all classes of the Company's common stock. Similarly, the total consideration paid by UBS AG for the purchase of shares plus the purchase and exercise of options may not exceed 10% of the Company's consolidated stockholders' equity as determined in accordance with generally accepted accounting principles. If, however, on certain specified anniversaries of the execution date of the new

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

agreement, beginning in 2004, the number of Class B shares, for which UBS AG's options are exercisable, is limited due to an insufficient number of shares outstanding, UBS AG has the right to initiate procedures to eliminate such deficiency. These procedures may involve (i) issuance of additional Class A shares by the Company, (ii) a formal request to the Federal Reserve Board from UBS for authorization to exceed the 10% limit on ownership, or (iii) the purchase of Class B shares by the Company from UBS at a defined fair value. In addition, the exercise period for options to purchase vested shares would be increased beyond the normal five years to account for any time during such exercise period in which UBS is unable to exercise its options as a result of the regulations.

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

9.  STOCK AWARDS AND OPTIONS

  RESTRICTED STOCK PLAN

     In 1988, the Company adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees and to reward outstanding performance. Employees selected by management may elect to

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

become participants in the plan by entering into an agreement that provides for vesting of the Class A common shares over a five-to-ten year period. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. The Company may repurchase unvested shares and, under certain circumstances, vested shares of participants whose employment with the Company terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees' cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal. No shares have been granted under this plan since 1999 and this plan was terminated in 2001. However, provisions of this plan will remain in effect for all outstanding stock granted under this plan.

  2001 LONG-TERM INCENTIVE PLAN

     In 2001, the Company adopted the 2001 Long-Term Incentive Plan (the "2001 Plan") under which employees, directors, or consultants may be granted stock options, stock appreciation rights, and restricted stock or may be issued cash awards, or a combination thereof. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options. The exercise price of any incentive stock option issued is the fair market value on the date of grant, the term of which may be no longer than ten years. The exercise price of a nonstatutory stock option may be no less than 85% of the fair market value on the date of grant, except under certain conditions specified in the 2001 Plan, the term of which may be no longer than eleven years. The vesting period for all options are determined upon grant date and usually vest over a three-to-ten year period, and in some cases can be accelerated through attainment of performance criteria.

  1991 STOCK OPTION PLAN

     In 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), which was amended in 1993 and 1998. Pursuant to the 1991 Plan, options to purchase the Company's Class A common shares can be granted to eligible employees. Prior to the IPO Date, such options were generally granted at a price not less than 100% of the fair value of the Company's Class A common shares, as determined by the Board of Directors, and based upon an independent third-party valuation. Subsequent to the IPO Date, the exercise price for options issued is the fair market value of the shares on the date of grant. The stock options vest over a three-to-ten year period based on the provisions of each grant, and in some cases can be accelerated through attainment of financial performance criteria. The options are usually exercisable from the vesting date until the date one year after the entire option grant has vested. Unexercised vested options are cancelled following the expiration of a certain period after the employee leaves the employment of the Company. During 2001 this plan was terminated; however, provisions of the 1991 Plan will remain in effect for all outstanding options that were granted under this plan.

  ADVISOR STOCK OPTION/RESTRICTED STOCK INCENTIVE PLAN

     In 1992, the Company adopted the Advisor Stock Option/Restricted Stock Incentive Plan (the "Advisor Plan"), which was amended in 1993, to enable non-employee directors and advisors to the Company and consultants under contract with the Company to acquire shares of the Company's Class A Common Stock at a price not less than 100% of the fair value of the Company's stock, as determined by the Board of Directors and based upon an independent third-party valuation. The options and shares are subject to a vesting schedule and to restrictions associated with their transfer. Under certain circumstances, the shares can be repurchased by the Company at cost plus interest at 8% from the date of issuance. During 2001 this plan was terminated; however, provisions of the Advisor Plan will remain in effect for all outstanding stock and options previously granted under this plan.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  1996 NON-EMPLOYEE DIRECTOR STOCK OPTION/RESTRICTED STOCK PLAN

     In 1996, the Company adopted the 1996 Non-Employee Director Stock Option/Restricted Stock Plan (the "Director Plan"). The Director Plan provides for the issuance of up to 800 Class A common shares or options to Board members who are not employees of the Company. Shares or options issued under the plan would be subject to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance.

  CLASS B STOCK OPTIONS UNDER THE UBS AG AGREEMENT

     Under the terms and conditions of the UBS AG agreement, which was renegotiated in 1997, the Company sold to UBS AG options to purchase 7,234 shares of the Company's Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. These options are exercisable immediately and, for a period of five years after the date that such options become vested, at an exercise price of $3.65 per share. The 7,234 shares of Class B Common Stock subject to options vest at a rate of 63 shares per month for the first five years of the ten-year agreement and at a rate of 58 shares per month thereafter. In the event of termination of the UBS AG agreement, options to acquire unvested shares would be forfeited. Prior to 2002, UBS had exercised 1,684 Class B options in accordance with this plan, and an additional 3,392 Class B options were exercised during 2002. A total of 2,158 Class B options were outstanding at December 31, 2002. In January 2002, 1,784 Class B shares held by UBS were converted to Class A shares, which included the 100 Class B shares originally purchased by UBS in 1997.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  STOCK OPTIONS

     Activity in options for Class A Common Stock:

                                                             DIRECTOR &                       WEIGHTED
                                                              ADVISOR      OTHER              AVERAGE
                                     2001 PLAN   1991 PLAN     PLANS      OPTIONS    TOTAL     PRICE
                                     ---------   ---------   ----------   -------   -------   --------
Outstanding at January 1, 2000.....         --     33,445       216           94     33,755    $ 5.38
Granted............................         --     28,846        --           --     28,846     19.05
Exercised..........................         --     (3,251)       --           --     (3,251)     1.90
Forfeited..........................         --     (7,508)       (8)         (94)    (7,610)    13.89
                                     ---------    -------       ---       ------    -------
Outstanding at December 31, 2000...         --     51,532       208           --     51,740     11.97
                                     =========    =======       ===       ======    =======
Exercisable at December 31, 2000...         --      7,518        84           --      7,602      5.83

Outstanding at January 1, 2001.....         --     51,532       208           --     51,740     11.97
Granted............................      2,717      1,216        80           --      4,013     15.17
Exercised..........................         --     (4,874)       --           --     (4,874)     3.26
Forfeited..........................         --    (10,387)       --           --    (10,387)    12.08
                                     ---------    -------       ---       ------    -------
Outstanding at December 31, 2001...      2,717     37,487       288           --     40,492     13.30
                                     =========    =======       ===       ======    =======
Exercisable at December 31, 2001...          2      8,593       118           --      8,713     10.14

Outstanding at January 1, 2002.....      2,717     37,487       288           --     40,492     13.30
Granted............................      4,330         --        --           --      4,330     12.51
Exercised..........................         --     (2,896)       --           --     (2,896)     4.46
Forfeited..........................       (297)    (4,794)       --           --     (5,091)    15.64
                                     ---------    -------       ---       ------    -------
Outstanding at December 31, 2002...      6,750     29,797       288           --     36,835     13.58
                                     =========    =======       ===       ======    =======
Exercisable at December 31, 2002...        295      9,587       168           --     10,050     11.82

     The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2002:

                                              OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                        -------------------------------   -------------------
                                                   WEIGHTED   WEIGHTED              WEIGHTED
                                                   AVERAGE     AVERAGE               AVERAGE
                                                   EXERCISE   REMAINING             EXERCISE
RANGE OF PRICES                          NUMBER     PRICE       LIFE      NUMBER      PRICE
---------------                         --------   --------   ---------   -------   ---------
$ 0.25 - $ 5.00.......................    6,836     $ 1.76      3.95       2,944     $ 1.92
$ 5.01 - $10.00.......................    5,507       9.78      7.72         870       9.68
$10.01 - $15.00.......................   10,063      11.41      6.37       2,993      11.00
$15.01 - $20.00.......................    4,608      17.86      5.66       1,138      18.28
$20.01 - $25.00.......................    9,821      24.16      6.53       2,105      24.22
                                         ------                           ------
Total.................................   36,835      13.58      6.08      10,050      11.82
                                         ======                           ======

     The Company may issue up to a total of 109,000, including shares previously issued, shares of the Company's Class A Common Stock under the Restricted Stock Plan, the 2001 Long-Term Incentive Plan, the 1991 Stock Option Plan, and the Advisor Stock Option/Restricted Stock Incentive Plan.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  TERMINATION OF BUSINESS RELATIONSHIPS

     During 2002, the Company and its partner in an application development joint venture terminated the joint venture. As a result, the Company received a termination fee of $7,289 and incurred expenses of $759 that were recorded in revenue and direct costs of services, respectively. In addition, in connection with this termination, the Company reduced a deferred tax asset valuation allowance, resulting in an income tax benefit of $1,565.

     Also during 2002, the Company and its partner in a technology infrastructure services joint venture agreed to terminate the services provided by the joint venture, thereby exiting the joint venture relationship. As a result, the Company received a payment of $7,267 and incurred expenses of $89 that were recorded in revenue and direct costs of services, respectively.

11.  INCOME TAXES

     Income (loss) before taxes for the years ended December 31 was as follows:

                                                          2002       2001      2000
                                                        --------   --------   -------
Domestic..............................................  $109,347   $ 25,888   $87,707
Foreign...............................................    12,849    (12,118)    4,001
                                                        --------   --------   -------
                                                        $122,196   $ 13,770   $91,708
                                                        ========   ========   =======

     The provision for income taxes charged to operations was as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Current:
  U.S. federal..........................................  $17,246   $12,922   $29,681
  State and local.......................................    2,086     1,719     5,052
  Foreign...............................................    3,917      (852)   (1,750)
                                                          -------   -------   -------
Total current...........................................   23,249    13,789    32,983
                                                          -------   -------   -------
Deferred:
  U.S. federal..........................................   20,910    (2,922)      473
  State and local.......................................    2,792       820        89
  Foreign...............................................   (3,043)    4,754     2,680
                                                          -------   -------   -------
Total deferred..........................................   20,659     2,652     3,242
                                                          -------   -------   -------
Total provision for income taxes........................  $43,908   $16,441   $36,225
                                                          =======   =======   =======

     The tax benefit of stock options exercised was $24,082, $17,128, and $16,078 in 2002, 2001 and 2000, respectively, and was recorded as an increase to additional paid-in-capital on the consolidated balance sheets.

     The Company has foreign net operating loss carryforwards of $18,154 to offset future foreign taxable income that do not expire, except for $225 which expires in 2006 and $232 which expires in 2007. The Company also has U.S. federal net operating loss carryforwards of $11,123 which may be used to offset future taxable income and will begin to expire in 2014.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Deferred tax assets (liabilities) consist of the following at December 31:

                                                                2002       2001
                                                              --------   --------
Property and equipment......................................  $  2,113   $  7,514
Accrued liabilities.........................................    18,131     24,680
Intangible assets...........................................     8,131     12,793
Bad debt reserve............................................     5,003      5,824
Loss carryforwards..........................................    12,441     12,057
Equity investments..........................................     3,660      4,765
Other.......................................................       965      1,262
                                                              --------   --------
Gross deferred tax assets...................................    50,444     68,895
                                                              --------   --------
Equity investments..........................................   (11,672)    (9,895)
Intangible assets...........................................    (6,040)    (3,487)
Property and equipment......................................    (1,510)        --
Unbilled Receivables........................................      (957)        --
Other.......................................................    (2,036)      (757)
                                                              --------   --------
Gross deferred tax liabilities..............................   (22,215)   (14,139)
                                                              --------   --------
Valuation allowance.........................................    (8,328)   (11,001)
                                                              --------   --------
Net deferred tax asset......................................  $ 19,901   $ 43,755
                                                              ========   ========

     The Company established a valuation allowance for deferred tax assets related to certain foreign operations during 2001. The valuation allowance decreased by $2,673 during 2002 as the Company adjusted the valuation allowance to reflect deferred tax assets at the amounts expected to be realized.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

                                                           2002      2001      2000
                                                          -------   -------   -------
Statutory U.S. tax rate.................................  $42,769   $ 4,819   $32,098
State and local taxes...................................    3,280       777     3,508
Nondeductible items.....................................      482       614       459
Nondeductible amortization and write-off of intangible
  assets................................................       --       445       281
U.S. rates in excess of foreign rates and other.........       50    (1,215)     (121)
                                                          -------   -------   -------
                                                           46,581     5,440    36,225
Valuation allowance.....................................   (2,673)   11,001        --
                                                          -------   -------   -------
Total provision for income taxes........................  $43,908   $16,441   $36,225
                                                          =======   =======   =======

12.  SEGMENT AND CERTAIN GEOGRAPHIC DATA

     The Company's operations are classified into three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing, as well as industry domain-based short-term

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

project and consulting capabilities. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense, law enforcement agencies, and other governmental agencies. The Consulting segment provides high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. The Company's remaining operating areas and corporate activities are included in "Other" and include profits and expenses that are not related to the operations of the other reportable segments.

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

     The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2002, 2001 and 2000:

                                              GOVERNMENT
                               IT SOLUTIONS    SERVICES    CONSULTING    OTHER       TOTAL
                               ------------   ----------   ----------   --------   ----------
2002:
  Revenue....................   $1,232,178     $38,204      $ 59,683    $  2,080   $1,332,145
  Depreciation and
     amortization............       22,129         709         1,326       6,461       30,625
  Income before taxes........      115,750       2,483         2,257       1,706      122,196
  Total assets...............      446,537      49,627        86,818     259,331      842,313
2001:
  Revenue....................   $1,139,749     $    --      $ 62,031    $  2,921   $1,204,701
  Depreciation and
     amortization............       18,008          --         8,649       8,443       35,100
  Income (loss) before
     taxes...................      102,798          --        (3,937)    (85,091)      13,770
  Total assets...............      383,362          --        84,502     289,734      757,598
2000:
  Revenue....................   $1,008,161     $    --      $ 77,436    $ 20,349   $1,105,946
  Depreciation and
     amortization............       12,250          --         6,991       8,913       28,154
  Income (loss) before
     taxes...................       89,269          --         9,220      (6,781)      91,708
  Total assets...............      308,684          --       106,339     258,129      673,152

     During 2002, the Company recorded $14,556 of revenue associated with the exiting of two joint ventures, and this revenue was included in the IT Solutions segment. Because of the nature of this revenue, the Company has reported the related gross profit of $13,708 in "Other." Also included in "Other" are a $3,000 payment received from ANC that was previously believed to be unrecoverable, $11,087 of severance and other costs to exit certain activities, and expenses of $8,676 associated with the California energy investigations and related litigation.

     Summarized below is the financial information for each geographic area as defined by FAS 131, "Disclosures about Segments of an Enterprise and Related Information." "All Other" includes financial

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

information from the following geographic areas: Hong Kong, Japan, Singapore, Netherlands, Germany, France, Ireland, Switzerland, Luxembourg, and Belgium.

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
United States:
  Total revenue..................................  $1,078,257   $  891,044   $  802,570
  Long-lived assets at December 31...............     422,793      265,772      174,884
United Kingdom:
  Total revenue..................................     119,901      152,094      153,701
  Long-lived assets at December 31...............       1,199        2,166        4,235
All Other:
  Total revenue..................................     133,987      161,563      149,675
  Long-lived assets at December 31...............         679        1,400        1,809
Consolidated:
  Total revenue..................................   1,332,145    1,204,701    1,105,946
  Long-lived assets at December 31...............     424,671      269,338      180,928

     For the years ended December 31, 2002, 2001 and 2000, revenue from one customer comprised 19%, 24% and 24% of total revenue, respectively.

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

     The initial term of this lease extends through June 2005, with one optional two-year renewal period. At the end of the lease, the Company is required to either renew the lease, purchase the property for the remaining lease obligation, or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale of 100% of the original fair value of the land, plus 83% of the original fair value of the buildings and any additional improvements. The fair value of the facilities is approximately $75,000. Rent expense under this operating lease is equal to the interest expense owed by the special purpose entity to the banks, and is a variable amount equal to LIBOR plus 104 basis points (2.4% at December 31, 2002) on approximately $75,000, which is the remaining lease obligation. The Company believes that this lease rate is currently less than prevailing market lease rates for similar facilities.

     The Company currently does not consolidate this entity. However, based on the current structure of the lease and the provisions of FIN 46, the Company will be required to consolidate this entity effective for the first fiscal period beginning after June 15, 2003. Upon consolidation of this entity, the Company would increase its assets and long-term debt by approximately $75,000 and would begin recording an additional depreciation charge of approximately $4,300 per year. The assets would be recorded as land, buildings, and improvements.

     This lease contains certain standard financial covenants which, if not met, may require the Company to repay the approximately $75,000 to the special purpose entity. The Company is currently in compliance with all covenants and expects to remain in compliance for the remainder of the lease term.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company has commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 2002, are as follows:

                                                               LEASE AND MAINTENANCE
YEAR ENDING DECEMBER 31:                                            COMMITMENTS
------------------------                                       ---------------------
2003........................................................         $ 25,630
2004........................................................           18,863
2005........................................................           17,582
2006........................................................           14,440
2007........................................................           10,779
Thereafter..................................................           26,101
                                                                     --------
     Total..................................................         $113,395
                                                                     ========

     Minimum payments have not been reduced by minimum sublease rentals of $1,743 due in the future under non-cancelable subleases. The Company is obligated under certain operating leases for its pro rata share of the lessors' operating expenses. Rent expense was $35,646, $32,215 and $33,765 for 2002, 2001, and 2000, respectively. Additionally, as of December 31, 2002, the Company maintained a loss accrual of $17,147, in connection with the planned abandonment of certain leased properties.

  PURCHASE COMMITMENTS

     The Company has agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. The Company is currently satisfying the minimum purchase requirements for two of the vendors. With regard to the third vendor, under the terms and conditions of this agreement, the Company agreed to purchase or sell services having a gross value of $19,500 over a four year commitment period. The second commitment period ends in March 2003. The Company is currently in discussions with this vendor to restructure the terms of the agreement, and the Company is unable to estimate the amount of possible loss, if any, that may result from the completion of these discussions.

     In June 2000, we entered into an agreement with a certain airline to purchase a minimum of $10,000 of air travel mileage on an annual basis for five years. We have made three of the five annual payments, with the remaining two payments to be made in June of 2003 and 2004.

  CONTRACT-RELATED CONTINGENCIES

     The Company has certain contingent liabilities that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain level-of-effort or performance measurements, certain cost-savings guarantees or the delivery of certain services by a specified deadline. Except for the software development project discussed below, the Company believes that the ultimate liability, if any, incurred under these contract provisions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

     The Company is currently working on a significant software development project for which the actual cost of development will significantly exceed the fee as specified in the contract. While the contract enables the Company to collect for some of the overages above the specified fee, the Company believes that it will not fully recover all of the overages. Therefore, the Company expects to suffer a loss on this development project. The Company expects the IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. The estimated billings and costs related to this project are included in the Company's estimates of revenue and costs for the

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

entire IT outsourcing contract that we used to recognize revenue for 2002 under the percentage-of-completion method. The amount of long-term accrued revenue at December 31, 2002, related to this entire contract was $20,814. As discussed in
Note 1 regarding the adoption of EITF 00-21, in the first quarter of 2003 the Company expects to record a loss on this separate development project in the amount of $0.10 to $0.15 per share. However, the actual losses with respect to this development effort may eventually exceed the Company's current estimates.

  FOREIGN CURRENCY EXCHANGE FORWARD CONTRACTS

     At December 31, 2002, the Company had six forward contracts in various currencies in the amount of $9,264. These contracts expired in January 2003.

     The estimated fair value of the Company's forward exchange contracts using bank or market quotes and the year-end foreign exchange rates was a net liability of $321 as of December 31, 2002. The Company's remaining risk associated with this transaction is the risk of default by the bank, which the Company believes to be remote.

  LITIGATION

     The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcome of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

  IPO Allocation Securities Litigation

     In July and August 2001, the Company, as well as some of its current and former officers and the investment banks that underwrote the Company's initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp., et al. and Adrian Chin v. Perot Systems, Inc., et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company's initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares of the Company in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it are without merit and will vigorously defend itself in this case.

     During 2002, the individual Perot Systems defendants were dismissed from the case. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in response to the defendant's motion to dismiss, the court dismissed the plaintiffs' Rule 10b-5 claims against the Company, but did not dismiss the remaining claims.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Litigation Relating to the California Energy Market

     In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that the Company conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The suit has been removed to the United States District Court for the Southern District of California.

     In June, July and August 2002, the Company, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that the Company's SEC filings contained material misstatements or omissions of material facts with respect to the Company's activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp. et al. and Richard J. Dowling v. Perot Systems Corp. et al. were filed in the United States District Court for the Southern District of New York. Four lawsuits, Robert Markewich v. Perot Systems Corp. et al., Vincent Milano v. Perot Systems Corp. et al., Lori Will v. Perot Systems Corp. et al. and June Zordich v. Perot Systems Corp. et al. were filed in the United States District Court for the Northern District of Texas, Dallas Division. Two lawsuits, Joffre Berger v. Perot Systems Corp. et al., and Daniel Taubenfeld v. Perot Systems Corp. et al., were filed in the United States District Court for the Eastern District of Texas, Sherman Division. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division.

     The Company believes that the claims against it are without merit and will vigorously defend itself in these cases.

     During 2002, the Company incurred expenses of $8,676 associated with the California energy investigations and related litigation and have included these costs within SG&A.

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

14.  RETIREMENT PLAN AND OTHER EMPLOYEE TRUSTS

     During 1989, the Company established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. In 2002, the plan allowed eligible employees to contribute between 1% and 20% of their annual compensation, including overtime pay, bonuses and commissions. The plan was amended effective January 1, 2000, to change the Company's contribution to a formula matching 100% of employees' contributions, up to a maximum Company contribution of 4%. The plan was also amended to provide 100% vesting of all existing Company matching contributions for active employees and immediate vesting of any future Company matching contributions. Employees are not allowed to invest funds in the Company's Class A Common Stock. The plan does allow for the Company's matching contribution to be paid in the form of Class A Common Stock, and employees are not restricted in selling any such stock. The Company's contributions, which were all made in cash, were $12,412, $12,527 and $12,319 for the years ended December 31, 2002, 2001, and 2000, respectively.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                         2002       2001       2000
                                                        -------   --------   --------
Cash paid for interest................................  $    88   $    229   $     83
                                                        =======   ========   ========
Cash paid (received) for income taxes.................  $ 8,541   $(17,839)  $ 21,284
                                                        =======   ========   ========
Non-cash investing and financing activities:
  Issuance of common stock for acquisitions of
     businesses.......................................  $13,887   $     --   $ 50,000
                                                        =======   ========   ========
  Tax benefit of employee options exercised...........  $24,082   $ 17,128   $ 16,078
                                                        =======   ========   ========
  Unrealized gain (loss) on marketable equity
     securities, net of tax...........................  $  (401)  $     94   $(13,974)
                                                        =======   ========   ========

16.  RELATED PARTY TRANSACTIONS

     In September 2000, Ross Perot resigned as chief executive officer of the Company. He continues to serve the Company as chairman of the board of directors without cash or non-cash compensation. For the year ended December 31, 2000, the Company has recorded compensation expense of $556 with an offset to Additional paid-in capital on the consolidated balance sheets.

     The Company is providing, under a three-year contract, information technology services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract includes provisions under which the Company may be penalized if its actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2002, 2001 and 2000, the Company recorded revenue of $1,484, $1,511 and $358 and direct cost of services of $1,018, $1,032 and $203, respectively, and is expected to record revenue of approximately $4,600 over the three-year term. Prior to entering into this arrangement, the Audit Committee reviewed and approved this contract.

     During 2002, the Company entered into a sublease agreement with Perot Services Company, LLC ("Perot Services"), which is controlled and owned by Ross Perot, for approximately 23 square feet of office space at the Company's Plano, Texas facility. Rent over the term of the lease is approximately $363 per year. The initial lease term is 2 1/2 years with one optional 2-year renewal period. The lease also provides for a $100 allowance to be paid by the Company for modifications to the leased space. Perot Services will pay all modification costs in excess of the allowance. Prior to entering into this arrangement, the Audit Committee reviewed and approved this contract.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.  EARNINGS (LOSS) PER COMMON SHARE

     The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

                                                          2002      2001       2000
                                                        --------   -------   --------
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss).....................................  $ 78,288   $(2,671)  $ 55,483
                                                        ========   =======   ========
Weighted average common shares outstanding............   106,309    99,437     96,189
                                                        ========   =======   ========
Basic earnings (loss) per common share................  $   0.74   $ (0.03)  $   0.58
                                                        ========   =======   ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss).....................................  $ 78,288   $(2,671)  $ 55,483
                                                        ========   =======   ========
Weighted average common shares outstanding............   106,309    99,437     96,189
Incremental shares assuming dilution..................     9,120        --     17,291
                                                        --------   -------   --------
Weighted average diluted common shares outstanding....   115,429    99,437    113,480
                                                        ========   =======   ========
Diluted earnings (loss) per common share..............  $   0.68   $ (0.03)  $   0.49
                                                        ========   =======   ========

     At December 31, 2002 and 2000, options to purchase 15,713 and 18,662 shares, respectively, of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise price for these options were greater than the average actual share price for the years then ended. For the year ended December 31, 2001, 46,042 options to purchase shares of the Company's common stock were excluded from the calculation of diluted earnings (loss) per common share because the impact was antidilutive given the reported net loss for the period.

18.  REALIGNED OPERATING STRUCTURE

     During 2001, the Company realigned its operating structure in order to strengthen the Company's market position and reduce its costs. This realignment resulted in charges of $74,690, of which $33,713 was recorded during the first quarter of 2001 and $40,977 was recorded during the third quarter of 2001. These charges are reflected in the consolidated statements of operations as follows:
$4,952 is recorded in direct cost of services and $69,738 is recorded in SG&A. These charges included the following:

     - $39,624 related to the elimination of approximately 900 administrative and non-billable positions in various business functions and geographic areas of the Company;

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

     In 2002, the Company continued efforts to streamline its operations and recorded in SG&A charges of $8,151 in the second quarter and $2,936 in the third quarter related to severance and other costs to exit certain activities. These charges included the following:

     - $9,821 related to the elimination of approximately 287 positions in various business functions and geographic areas of the Company;

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     - $312 for the closure of a facility; and

     - $954 related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value

     The amounts accrued and the related payments and adjustments against these charges were as follows:

                                            EMPLOYEE   FACILITY
                                            RELATED    RELATED    ASSET BASIS
                                             COSTS      COSTS     ADJUSTMENTS    TOTAL
                                            --------   --------   -----------   --------
Charge for the quarter ended March 31,
  2001....................................  $ 23,812   $  5,896     $ 4,005     $ 33,713
Charge for the quarter ended September 30,
  2001....................................    15,812     19,964       5,201       40,977
Less: cash payments and asset
  write-downs.............................   (28,271)    (5,543)     (9,206)     (43,020)
Change in estimate........................      (900)       900          --           --
                                            --------   --------     -------     --------
Provision balance at December 31, 2001....    10,453     21,217          --       31,670
Charge for the quarter ended June 30,
  2002....................................     6,885        312         954        8,151
Charge for the quarter ended September 30,
  2002....................................     2,936         --          --        2,936
Less: cash payments and asset
  write-downs.............................    (7,845)   (11,947)       (954)     (20,746)
Change in estimate........................    (4,800)     4,800          --           --
                                            --------   --------     -------     --------
Remaining balance at December 31, 2002....  $  7,629   $ 14,382     $    --     $ 22,011
                                            ========   ========     =======     ========

     During 2002, the Company revised its estimates of the remaining provision needed for employee-related and facility-related costs. The Company decreased its estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs. The Company increased its estimates for facility-related costs due to the deterioration in the sublease markets for certain facilities. The remaining balance at December 31, 2002 and 2001, respectively, of $22,011 and $31,670 is included on the consolidated balance sheets in the amounts of $15,864 and $18,454 in accrued liabilities and $6,147 and $13,216 in other non-current liabilities. The balance at December 31, 2002, included in other non-current liabilities is expected to be settled by the end of 2006.

     As a part of the 2001 realignment, the Company exited a separately identifiable operation. For the year ended December 31, 2001, revenue and net operating losses for this operation were $0 and ($4,126), respectively. For the year ended December 31, 2000, revenue and net operating losses were $2,759 and ($29,066), respectively. There was no activity for this operation for the year ended December 31, 2002.

19.  SUBSEQUENT EVENT

     On February 20, 2003, the Company acquired Soza & Company, Ltd. ("Soza"), a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, the Company increased its customer base and service offerings in the Government Services segment.

     The purchase price includes $75,000 in cash (including $5,000 which is being held in an escrow account for up to two years) and may include additional payments totaling up to $32,000 in cash or stock over the next two years. The possible payments are contingent on Soza achieving certain financial targets over the same period, and at the Company's discretion, up to 70% of these payments may be settled in Class A Common Stock of the Company. The results of operations of Soza and the estimated fair value of assets acquired and

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

liabilities assumed will be included in the Company's consolidated financial statements beginning on the acquisition date.

     Upon completion of the tangible and intangible asset appraisals, the excess of the purchase price over the net assets acquired will be recorded as goodwill on the consolidated balance sheets and will be assigned to the Government Services segment. The amount of goodwill from this acquisition will not be deductible for tax purposes.

20.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
      YEAR ENDED DECEMBER 31, 2002:
      Revenue(1)...................................  $325,779   $333,465   $342,497   $330,404
      Direct cost of services(2)...................   251,778    249,976    262,657    256,478
      Gross profit.................................    74,001     83,489     79,840     73,926
      Net income(3)................................    19,421     20,180     18,740     19,947
      Basic earnings per common share(4)...........  $   0.19   $   0.19   $   0.18   $   0.18
      Diluted earnings per common share(4).........  $   0.17   $   0.17   $   0.17   $   0.17
      Weighted average common shares outstanding...   103,240    106,050    106,840    109,031
      Weighted average diluted common shares
        outstanding................................   115,633    116,389    112,950    114,353

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
      YEAR ENDED DECEMBER 31, 2001:
      Revenue......................................  $294,732   $291,287   $306,973   $311,709
      Direct cost of services (5)..................   228,815    222,505    239,857    258,531
      Gross profit.................................    65,917     68,782     67,116     53,178
      Net income (loss)(6).........................    (7,679)    16,501    (18,062)     6,569
      Basic earnings (loss) per common share(4)....  $  (0.08)  $   0.17   $  (0.18)  $   0.06
      Diluted earnings (loss) per common
        share(4)...................................  $  (0.08)  $   0.15   $  (0.18)  $   0.06
      Weighted average common shares outstanding...    97,600     98,513     99,926    101,659
      Weighted average diluted common shares
        outstanding(7).............................    97,600    111,678     99,926    114,989

---------------
(1) Revenue for the second and third quarters of 2002 includes $7,289 and $7,267, respectively, for fees paid in connection with the termination of services provided through two joint ventures.

(2) Direct cost of services for the second quarter of 2002 includes a $3,000 payment received from a customer in bankruptcy reorganization that was previously believed to be unrecoverable. Direct cost of services for the second and third quarters of 2002 includes $759 and $89, respectively, for the termination of services provided through two joint ventures.

(3) In addition to the items discussed in (1) and (2) above, net income for 2002 includes the following items. All amounts noted below are prior to the effect of income taxes, except for the items which directly impacted income tax expense.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     - In the second and third quarters of 2002, the Company recorded expense of $8,151 and $2,936, respectively, associated with severance and other costs to exit certain activities.

     - In the second and third quarters of 2002, the Company recorded expense of $3,530 and $5,146, respectively, relating to the California energy investigations and related litigation.

     - In the fourth quarter of 2002, the Company recorded $1,920 of expense related to a contingent liability of an equity investee as well as a $963 loss associated with the sale of BillingZone.

     - In the second quarter of 2002, the Company recorded a $1,565 reduction of a deferred tax asset valuation in connection with the termination of a joint venture. In the fourth quarter of 2002, the Company further reduced its valuation allowance against certain foreign deferred tax assets by $1,108 and recorded $1,075 of additional tax benefits.

(4) Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

(5) Direct cost of services for the first quarter of 2001 includes $3,138 of expense associated with activities the Company exited during the first quarter of 2001. Direct cost of services for the third quarter of 2001 includes $4,952 of asset basis adjustments for assets used in exited service offerings. Direct cost of services for the fourth quarter of 2001 includes $20,941 of expense attributable to the bankruptcy of ANC.

(6) In addition to the items discussed in (5) above, net income for 2002 includes the following items. All amounts noted below are prior to the effect of income taxes, except for the last item discussed, which directly impacted income tax expense.

     - In the first and third quarters of 2001, the Company recorded expense of $33,713 and $36,025, respectively, associated with severance, asset basis adjustments and office consolidations and closures related to the Company's streamlined operations.

     - In the third quarter of 2001, the Company recorded an $11,001 valuation allowance for certain foreign deferred tax assets.

(7) Weighted average diluted common shares outstanding exclude the impact of all options to purchase shares of the Company's common stock for the first and third quarters of 2001, as inclusion would be considered antidilutive given the reported net losses for the two periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors who are standing for reelection is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

EXECUTIVE OFFICERS

     The following is a description of the business experience of our executive officers who are not on the Board of Directors. Our executive officers serve at the discretion of the Board of Directors.

                                                                                 JOINED PEROT
EXECUTIVE OFFICER                      BUSINESS EXPERIENCE                          SYSTEMS
-----------------  -----------------------------------------------------------   -------------
Darcy Anderson     Elected Vice President in December 2000. From 1987 to         December 2000
                   December 2000, he served as Vice President of Hillwood
                   Development Corporation. Age 46.
Peter Altabef      Elected Vice President in June 1995 and Secretary in March    June 1993
                   1996. Mr. Altabef became General Counsel in April 1994.
                   From January 1991 until May 1993, he was a partner in the
                   Dallas law firm of Hughes & Luce, L.L.P. Age 43.
Russell Freeman    Elected Vice President and Chief Financial Officer in         December 1989
                   August 2000. From November 1997 to August 2000, Mr Freeman
                   served as Controller of Perot Systems. Age 39.
John King          One of our founders. Mr. King was elected as Vice President   June 1988
                   in April 1989, and he currently serves as General Manager
                   of Strategic Alliances. Formerly, he was General Manager of
                   IT Solutions, Marketing and Communications and until August
                   2000 was responsible for our Financial Services Group. Age
                   56.
Brian Maloney      Elected Chief Operating Officer and Vice President in March   March 2002
                   2002. Mr. Maloney was employed at AT&T from 1978 to 2002.
                   While at AT&T, Mr. Maloney served in a number of positions, including Senior Vice President of AT&T, and he was named
                   President and CEO of AT&T Solutions in February 2000. Age
                   49.

ITEM 11.  EXECUTIVE COMPENSATION

     All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 14  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

     No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. (1) and (2) Financial Statements and Financial Statement Schedule

          The consolidated financial statements of Perot Systems Corporation and subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

       (3) Exhibits

EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Third Amended and Restated Certificate of Incorporation of
           Perot Systems Corporation (the "Company") (Incorporated by
           reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
 3.2       Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form
           10-Q for the quarterly period ended September 30, 2002.)
 4.1       Specimen of Class A Common Stock Certificate (Incorporated
           by reference to Exhibit 4.1 of the Company's Registration
           Statement on Form S-1, Registration No. 333-60755.)
 4.2       Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to
           Exhibit 4.2 of the Company's Registration Statement on Form
           S-1, Registration No. 333-60755.)
 4.3       Form of Certificate of Designation, Preferences, and Rights
           of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by
           reference to Exhibit 4.3 of the Company's Registration
           Statement on Form S-1, Registration No. 333-60755.)
 4.4       Form of Certificate of Designation, Preferences, and Rights
           of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by
           reference to Exhibit 4.4 of the Company's Registration
           Statement on Form S-1, Registration No. 333-60755.)
10.1       Restricted Stock Plan (Incorporated by reference to Exhibit
           10.3 of the Company's Form 10, dated April 30, 1997.)
10.2       Form of Restricted Stock Agreement (Restricted Stock
           Plan)(Incorporated by reference to Exhibit 10.4 of the
           Company's Form 10, dated April 30, 1997.)
10.3       1996 Non-Employee Director Stock Option/Restricted Stock
           Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company's Form 10, dated April 30, 1997.)
10.4       Form of Restricted Stock Agreement (1996 Non-Employee
           Director Stock Option/Restricted Stock Incentive Plan)
           (Incorporated by reference to Exhibit 10.6 of the Company's
           Form 10, dated April 30, 1997.)
10.5       Form of Stock Option Agreement (1996 Non-Employee Director
           Stock Option/Restricted Stock Incentive Plan) (Incorporated
           by reference to Exhibit 10.7 of the Company's Form 10, dated
           April 30, 1997.)
10.6       Advisor Stock Option/Restricted Stock Incentive Plan
           (Incorporated by reference to Exhibit 10.8 of the Company's
           Form 10, dated April 30, 1997.)
10.7       Form of Restricted Stock Agreement (Advisor Stock
           Option/Restricted Stock Incentive Plan) (Incorporated by
           reference to Exhibit 10.9 of the Company's Form 10, dated
           April 30, 1997.)
10.8       Form of Stock Option Agreement (Advisor Stock
           Option/Restricted Stock Incentive Plan) (Incorporated by
           reference to Exhibit 10.10 of the Company's Form 10, dated
           April 30, 1997.)
10.9       1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1999.)
10.10*     Amended and Restated 1991 Stock Option Plan.

EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.11      Form of Stock Option Agreement (Amended and Restated 1991
           Stock Option Plan) (Incorporated by reference to Exhibit
           10.34 of the Company's Registration Statement on Form S-1,
           Registration No. 333-60755.)
10.12      2001 Long Term Incentive Plan (Incorporated by reference to
           Exhibit 10.47 of Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 2001.)
10.13*     Form of Nonstatutory Stock Option Agreement (2001 Long Term
           Incentive Plan).
10.14      Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company's Form 10, dated April 30, 1997.)
10.15      Restricted Stock Agreement dated July 8, 1996 between the
           Company and James Champy (Incorporated by reference to
           Exhibit 10.21 of the Company's Form 10, dated April 30,
           1997.)
10.16      Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company's Form 10, dated April 30, 1997.)
10.17      Employment Agreement dated March 11, 2002, between the
           Company and Brian T. Maloney (Incorporated by reference to
           Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q
           for the quarterly period ended March 31, 2002.)
10.18      Nonstatutory Stock Option Agreement dated March 11, 2002,
           between the Company and Brian T. Maloney (Incorporated by
           reference to Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.19      Amended and Restated Master Operating Agreement dated
           January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to
           Exhibit 10.31 to the Company's Form 10, dated April 30,
           1997.)
10.20      Amendment No. 1 to Amended and Restated Master Operating
           Agreement dated September 15, 2000, between UBS AG and the
           Company (Incorporated by reference to Exhibit 10.43 of the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 2000.)
10.21      Amended and Restated PSC Stock Option and Purchase Agreement
           dated April 24, 1997 between Swiss Bank Corporation
           (predecessor of UBS AG) and the Company (Incorporated by
           reference to Exhibit 10.30 to the Company's Form 10, dated
           April 30, 1997.)
10.22      Second Amended and Restated Agreement for EPI Operational
           Management Services dated June 28, 1998 between Swiss Bank
           Corporation (predecessor of UBS AG) and the Company
           (Incorporated by reference to Exhibit 10.46 of the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 2001.)
10.23      Amendment No. 1 to Second Amended and Restated Agreement for
           EPI Operational Management Services dated September 15,
           2000, between UBS AG and the Company. (Incorporated by
           reference to Exhibit 10.44 to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
10.24      Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to
           Exhibit 10.45 of the Company's Quarterly Report on Form 10-Q
           for the quarterly period ended September 30, 2001.)
10.25      Asset Purchase Agreement dated as of June 8, 2001 by and
           among the Company, PSARS, LLC, Advanced Receivables
           Strategy, Inc. ("ARS"), Advanced Receivables Strategy --
           Government Accounts Division, Inc. ("GAD"), Meridian
           Healthcare Staffing, LLC ("Meridian"), Cash-Net, LLC
           ("Cash-Net") and the owners of ARS, GAD, Meridian and
           Cash-Net (Incorporated by reference to Exhibit 2.1 of the
           Company's Current Report on Form 8-K filed August 10, 2001.)
10.26      Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc.,
           Soza & Company, Ltd. and the stockholders of Soza
           (Incorporated by reference to Exhibit 2.1 of the Company's
           Current Report on Form 8-K filed March 7, 2003.)

EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.27      Master Lease Agreement And Mortgage and Deed of Trust dated as of June 22, 2000, between Perot Systems Business Trust
           No. 2000-1 and PSC Management Limited Partnership
           (Incorporated by reference to Exhibit 10.44 to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           June 30, 2000.)
10.28      Commercial Sublease dated September 18, 2002, by and between
           PSC Management Limited Partnership, as sublessor, and Perot
           Services Company, LLC, as sublessee (Incorporated by
           reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
           2002.)
21.1*      Subsidiaries of the Company.
23.1*      Consent of PricewaterhouseCoopers LLP dated March 12, 2003.
23.2*      Report of PricewaterhouseCoopers LLP on the financial
           statement schedule dated February 28, 2003.
99(a)*     Schedule II -- Valuation and Qualifying Accounts.
99.1*      Certifications pursuant to 18 U.S.C. Section 1350 (as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002)

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEROT SYSTEMS CORPORATION

                                          By:      /s/ ROSS PEROT, JR.
                                            ------------------------------------
                                                      Ross Perot, Jr.
                                               President, Director and Chief
                                                      Executive Officer

Dated: March 12, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
                  /s/ ROSS PEROT                                  Chairman                March 12, 2003
 ------------------------------------------------
                    Ross Perot


               /s/ ROSS PEROT, JR.                     President, Director and Chief      March 12, 2003
 ------------------------------------------------       Executive Officer (Principal
                 Ross Perot, Jr.                             Executive Officer)


                 /s/ JAMES CHAMPY                       Vice President and Director       March 12, 2003
 ------------------------------------------------
                   James Champy


               /s/ RUSSELL FREEMAN                   Vice President and Chief Financial   March 12, 2003
 ------------------------------------------------       Officer (Principal Financial
                 Russell Freeman                                  Officer)


               /s/ ROBERT J. KELLY                   Corporate Controller and Principal   March 12, 2003
 ------------------------------------------------            Accounting Officer
                 Robert J. Kelly


                /s/ STEVE BLASNIK                                 Director                March 12, 2003
 ------------------------------------------------
                  Steve Blasnik


             /s/ JOHN S.T. GALLAGHER                              Director                March 12, 2003
 ------------------------------------------------
               John S.T. Gallagher


              /s/ WILLIAM K. GAYDEN                               Director                March 12, 2003
 ------------------------------------------------
                William K. Gayden


                  /s/ CARL HAHN                                   Director                March 12, 2003
 ------------------------------------------------
                    Carl Hahn


                /s/ THOMAS MEURER                                 Director                March 12, 2003
 ------------------------------------------------
                  Thomas Meurer

                  CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER
                THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Ross Perot, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Perot Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ROSS PEROT, JR.
                                          --------------------------------------
                                                     Ross Perot, Jr.
                                               Principal Executive Officer

March 12, 2003

                  CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER
                THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Russell Freeman, certify that:

1. I have reviewed this annual report on Form 10-K of Perot Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ RUSSELL FREEMAN
                                          --------------------------------------
                                                     Russell Freeman
                                               Principal Financial Officer

March 12, 2003

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Third Amended and Restated Certificate of Incorporation of
           Perot Systems Corporation (the "Company") (Incorporated by
           reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
 3.2       Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form
           10-Q for the quarterly period ended September 30, 2002.)
 4.1       Specimen of Class A Common Stock Certificate (Incorporated
           by reference to Exhibit 4.1 of the Company's Registration
           Statement on Form S-1, Registration No. 333-60755.)
 4.2       Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to
           Exhibit 4.2 of the Company's Registration Statement on Form
           S-1, Registration No. 333-60755.)
 4.3       Form of Certificate of Designation, Preferences, and Rights
           of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by
           reference to Exhibit 4.3 of the Company's Registration
           Statement on Form S-1, Registration No. 333-60755.)
 4.4       Form of Certificate of Designation, Preferences, and Rights
           of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by
           reference to Exhibit 4.4 of the Company's Registration
           Statement on Form S-1, Registration No. 333-60755.)
10.1       Restricted Stock Plan (Incorporated by reference to Exhibit
           10.3 of the Company's Form 10, dated April 30, 1997.)
10.2       Form of Restricted Stock Agreement (Restricted Stock
           Plan)(Incorporated by reference to Exhibit 10.4 of the
           Company's Form 10, dated April 30, 1997.)
10.3       1996 Non-Employee Director Stock Option/Restricted Stock
           Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company's Form 10, dated April 30, 1997.)
10.4       Form of Restricted Stock Agreement (1996 Non-Employee
           Director Stock Option/Restricted Stock Incentive Plan)
           (Incorporated by reference to Exhibit 10.6 of the Company's
           Form 10, dated April 30, 1997.)
10.5       Form of Stock Option Agreement (1996 Non-Employee Director
           Stock Option/Restricted Stock Incentive Plan) (Incorporated
           by reference to Exhibit 10.7 of the Company's Form 10, dated
           April 30, 1997.)
10.6       Advisor Stock Option/Restricted Stock Incentive Plan
           (Incorporated by reference to Exhibit 10.8 of the Company's
           Form 10, dated April 30, 1997.)
10.7       Form of Restricted Stock Agreement (Advisor Stock
           Option/Restricted Stock Incentive Plan) (Incorporated by
           reference to Exhibit 10.9 of the Company's Form 10, dated
           April 30, 1997.)
10.8       Form of Stock Option Agreement (Advisor Stock
           Option/Restricted Stock Incentive Plan) (Incorporated by
           reference to Exhibit 10.10 of the Company's Form 10, dated
           April 30, 1997.)
10.9       1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1999.)
10.10*     Amended and Restated 1991 Stock Option Plan.
10.11      Form of Stock Option Agreement (Amended and Restated 1991
           Stock Option Plan) (Incorporated by reference to Exhibit
           10.34 of the Company's Registration Statement on Form S-1,
           Registration No. 333-60755.)
10.12      2001 Long Term Incentive Plan (Incorporated by reference to
           Exhibit 10.47 of Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 2001.)
10.13*     Form of Nonstatutory Stock Option Agreement (2001 Long Term
           Incentive Plan).

EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.14      Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company's Form 10, dated April 30, 1997.)
10.15      Restricted Stock Agreement dated July 8, 1996 between the
           Company and James Champy (Incorporated by reference to
           Exhibit 10.21 of the Company's Form 10, dated April 30,
           1997.)
10.16      Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company's Form 10, dated April 30, 1997.)
10.17      Employment Agreement dated March 11, 2002, between the
           Company and Brian T. Maloney (Incorporated by reference to
           Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q
           for the quarterly period ended March 31, 2002.)
10.18      Nonstatutory Stock Option Agreement dated March 11, 2002,
           between the Company and Brian T. Maloney (Incorporated by
           reference to Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.19      Amended and Restated Master Operating Agreement dated
           January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to
           Exhibit 10.31 to the Company's Form 10, dated April 30,
           1997.)
10.20      Amendment No. 1 to Amended and Restated Master Operating
           Agreement dated September 15, 2000, between UBS AG and the
           Company (Incorporated by reference to Exhibit 10.43 of the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 2000.)
10.21      Amended and Restated PSC Stock Option and Purchase Agreement
           dated April 24, 1997 between Swiss Bank Corporation
           (predecessor of UBS AG) and the Company (Incorporated by
           reference to Exhibit 10.30 to the Company's Form 10, dated
           April 30, 1997.)
10.22      Second Amended and Restated Agreement for EPI Operational
           Management Services dated June 28, 1998 between Swiss Bank
           Corporation (predecessor of UBS AG) and the Company
           (Incorporated by reference to Exhibit 10.46 of the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 2001.)
10.23      Amendment No. 1 to Second Amended and Restated Agreement for
           EPI Operational Management Services dated September 15,
           2000, between UBS AG and the Company. (Incorporated by
           reference to Exhibit 10.44 to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
10.24      Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to
           Exhibit 10.45 of the Company's Quarterly Report on Form 10-Q
           for the quarterly period ended September 30, 2001.)
10.25      Asset Purchase Agreement dated as of June 8, 2001 by and
           among the Company, PSARS, LLC, Advanced Receivables
           Strategy, Inc. ("ARS"), Advanced Receivables Strategy --
           Government Accounts Division, Inc. ("GAD"), Meridian
           Healthcare Staffing, LLC ("Meridian"), Cash-Net, LLC
           ("Cash-Net") and the owners of ARS, GAD, Meridian and
           Cash-Net (Incorporated by reference to Exhibit 2.1 of the
           Company's Current Report on Form 8-K filed August 10, 2001.)
10.26      Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc.,
           Soza & Company, Ltd. and the stockholders of Soza
           (Incorporated by reference to Exhibit 2.1 of the Company's
           Current Report on Form 8-K filed March 7, 2003.)
10.27      Master Lease Agreement And Mortgage and Deed of Trust dated as of June 22, 2000, between Perot Systems Business Trust
           No. 2000-1 and PSC Management Limited Partnership
           (Incorporated by reference to Exhibit 10.44 to the Company's
           Quarterly Report on Form 10-Q for the quarterly period ended
           June 30, 2000.)

EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.28      Commercial Sublease dated September 18, 2002, by and between
           PSC Management Limited Partnership, as sublessor, and Perot
           Services Company, LLC, as sublessee (Incorporated by
           reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
           2002.)
21.1*      Subsidiaries of the Company.
23.1*      Consent of PricewaterhouseCoopers LLP dated March 12, 2003.
23.2*      Report of PricewaterhouseCoopers LLP on the financial
           statement schedule dated February 28, 2003.
99(a)*     Schedule II -- Valuation and Qualifying Accounts.
99.1*      Certifications pursuant to 18 U.S.C. Section 1350 (as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002)

---------------

* Filed herewith.