Form 10-Q
period 2003-03-31
PEROT SYSTEMS CORP
filed 2003-05-09
CIK 894253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

                            or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X]Yes [ ]No

Number of shares of registrant's common stock outstanding as of April 29, 2003:
109,494,420.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003

INDEX
                                                                                             Page
                                                                                             ----
PART I:  FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets as of March 31, 2003 and
               December 31, 2002................................................................1
           Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002....................................................2
           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002....................................................3
           Notes to Condensed Consolidated Financial Statements.................................4

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................12

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.......................................................................16

ITEM 4:   CONTROLS AND PROCEDURES..............................................................16

PART II: OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS....................................................................17

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................18

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.....................................................18

SIGNATURES.....................................................................................19

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS

                                                              March 31, 2003  December 31, 2002
                                                              --------------  -----------------
Current assets:
   Cash and cash equivalents .............................       $ 127,802        $ 212,861
   Accounts receivable, net ..............................         197,348          162,367
   Prepaid expenses and other ............................          47,821           42,415
                                                                 ---------        ---------

       Total current assets ..............................         372,971          417,643


Property, equipment and purchased software, net ..........          61,894           62,543
Goodwill .................................................         282,989          211,075
Long-term accrued revenue ................................          45,418           74,489
Other non-current assets .................................         104,054           76,563
                                                                 ---------        ---------
       Total assets ......................................       $ 867,326        $ 842,313
                                                                 =========        =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................       $  29,166        $  24,452
   Accrued liabilities ...................................         100,829           92,948
   Other current liabilities .............................          58,991           38,116
                                                                 ---------        ---------
       Total current liabilities .........................         188,986          155,516

Other non-current liabilities ............................          10,084           10,211
                                                                 ---------        ---------
       Total liabilities .................................         199,070          165,727
                                                                 ---------        ---------

Stockholders' equity:
   Common stock ..........................................           1,093            1,087
   Additional paid-in-capital ............................         396,319          392,821
   Other stockholders' equity ............................         271,972          284,700
   Accumulated other comprehensive loss ..................          (1,128)          (2,022)
                                                                 ---------        ---------
       Total stockholders' equity ........................         668,256          676,586
                                                                 ---------        ---------
       Total liabilities and stockholders' equity ........       $ 867,326        $ 842,313
                                                                 =========        =========



The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    Three months ended March 31,
                                                                                    ----------------------------
                                                                                        2003             2002
                                                                                    ----------        ----------
Revenue ......................................................................       $ 338,022        $ 325,779

Costs and expenses:
     Direct cost of services .................................................         272,087          251,778
     Selling, general and administrative expenses ............................          43,412           45,024
                                                                                     ---------        ---------
Operating income .............................................................          22,523           28,977

Interest income, net .........................................................             700            1,046
Equity in earnings of unconsolidated affiliates ..............................           1,525            1,948
Other income (expense), net ..................................................           1,300              130
                                                                                     ---------        ---------
Income before taxes ..........................................................          26,048           32,101
Income tax expense ...........................................................          10,158           12,680
                                                                                     ---------        ---------
Income before cumulative effect of a change in accounting principle ..........          15,890           19,421

Cumulative effect of a change in accounting principle, net of tax ............         (28,589)              --
                                                                                     ---------        ---------
     Net income (loss) .......................................................       $ (12,699)       $  19,421
                                                                                     =========        =========

Basic earnings (loss) per common share:
     Income before cumulative effect of a change in accounting principle .....       $    0.15        $    0.19
     Cumulative effect of a change in accounting principle ...................           (0.27)              --
                                                                                     ---------        ---------
     Net income (loss) .......................................................       $   (0.12)       $    0.19
                                                                                     =========        =========
     Weighted average common shares outstanding ..............................         109,046          103,240

Diluted earnings (loss) per common share:
     Income before cumulative effect of a change in accounting principle .....       $    0.14        $    0.17
     Cumulative effect of a change in accounting principle ...................           (0.25)              --
                                                                                     ---------        ---------
     Net income (loss) .......................................................       $   (0.11)       $    0.17
                                                                                     =========        =========
     Weighted average diluted common shares outstanding ......................         113,909          115,633

Pro forma amounts assuming the accounting change is applied retroactively:
     Net income ..............................................................       $  15,890        $  17,060
     Basic earnings per common share .........................................       $    0.15        $    0.17
     Diluted earnings per common share .......................................       $    0.14        $    0.15


The accompanying notes are an integral part of these financial statements.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                                 2003              2002
                                                                              ----------        ----------
Cash flows from operating activities:
     Net income (loss) .................................................       $ (12,699)       $  19,421

     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization ..................................           7,346            7,488
        Cumulative effect of a change in accounting principle ..........          28,589               --
        Other non-cash items ...........................................           3,058            5,892
        Changes in assets and liabilities (net of effects from
         acquisitions of businesses):
           Accounts receivable .........................................          (5,943)          (9,383)
           Long-term accrued revenue ...................................          (6,127)          (7,296)
           Prepaid expenses ............................................         (10,841)          (5,379)
           Accounts payable and accrued liabilities ....................         (11,051)          (9,149)
           Accrued compensation ........................................            (248)         (13,163)
           Income taxes ................................................          18,918            8,350
           Other current and non-current assets ........................          (1,168)             112
           Other current and non-current liabilities ...................          (1,525)            (283)
                                                                               ---------        ---------
               Net cash provided by (used in) operating activities .....           8,309           (3,390)
                                                                               ---------        ---------

Cash flows from investing activities:
     Purchases of property, equipment and purchased software ...........         (13,175)         (10,112)
     Acquisition of businesses, net of cash acquired of
        $2,222 and $10,328, respectively ...............................         (82,778)         (59,581)
     Other .............................................................             (18)             794
                                                                               ---------        ---------
               Net cash used in investing activities ...................         (95,971)         (68,899)
                                                                               ---------        ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock ............................             984            3,921
     Other .............................................................            (142)            (153)
                                                                               ---------        ---------
               Net cash provided by financing activities ...............             842            3,768
                                                                               ---------        ---------
Effect of exchange rate changes on cash and cash equivalents ...........           1,761              247
                                                                               ---------        ---------
Net decrease in cash and cash equivalents ..............................         (85,059)         (68,274)
Cash and cash equivalents at beginning of period .......................         212,861          259,178
                                                                               ---------        ---------
Cash and cash equivalents at end of period .............................       $ 127,802        $ 190,904
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



NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the "Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2003. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results for the year ending December 31, 2003.

Certain of the 2002 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Change in Accounting Principle for Revenue Arrangements with Multiple
Deliverables

The Company has long-term fixed-price contracts that include certain deliverables and ongoing service elements. Prior to January 1, 2003, the Company recognized revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). As a result, the Company changed its method of accounting for revenue from contracts with multiple elements for both existing and prospective customer contracts.

The adoption of EITF 00-21 for existing customer contracts, which the Company believes will provide greater transparency into the performance of its revenue arrangements with multiple deliverables, resulted in a charge for the cumulative effect of a change in accounting principle of $46,111 ($28,589, net of the applicable income tax benefit), or $.25 per diluted share, which includes a charge of approximately $19,500 ($12,090, net of the applicable income tax benefit), or $.11 per diluted share, to recognize an estimated loss on a contract element included in an otherwise profitable contract.

Costs and estimated earnings in excess of billings, or long-term accrued revenue, on in-progress fixed-price contracts totaled $45,418 and $74,489 at March 31, 2003, and December 31, 2002, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. ("FAS") 123, "Accounting for Stock-Based Compensation," and FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." Had the Company elected to adopt the expense recognition provisions of FAS 123, the pro forma impact on net income and earnings per share would have been as follows:

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        Three months ended March 31,
                                                       ----------------------------
                                                           2003             2002
                                                       ----------       -----------
Net income (loss)
    As reported ................................       $  (12,699)      $   19,421
    Less: Total stock-based employee
    compensation expense determined
    under fair value based methods for
    all awards, net of  related tax effects ....           (4,433)          (3,386)
                                                       ----------       ----------
    Pro forma ..................................       $  (17,132)      $   16,035

Basic earnings (loss) per common share
    As reported ................................       $    (0.12)      $     0.19
    Pro forma ..................................       $    (0.15)      $     0.16

Diluted earnings (loss) per common share
    As reported ................................       $    (0.11)      $     0.17
    Pro forma ..................................       $    (0.15)      $     0.14

The Company utilizes the Black-Scholes option pricing model to calculate its pro forma stock-based compensation expense, and the assumptions used for each period are as follows:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2003             2002
                                                 ----------        ----------
Weighted average risk free interest rates ....         2.34%            3.95%
Volatility ...................................           57%              58%
Expected dividend yield ......................            0%               0%
Weighted average grant-date fair value per
share of options granted .....................       $ 4.38           $ 8.02

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

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. FIN 46 may be applied by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has an operating lease contract with a variable interest entity (also called a special purpose entity) for the use of land and office buildings in Plano, Texas, including its data center facilities. The Company currently does not consolidate this entity. However, the Company will be required to consolidate this entity beginning in the third quarter of 2003. Upon consolidation of this entity, the Company will increase its assets and long-term debt by approximately $75,000 and begin recording an additional

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


depreciation expense of approximately $4,000 per year. The assets will be recorded as land, buildings, and improvements.

Additionally, the Company has not yet determined whether to restate any previously issued financial statements in connection with the adoption of FIN
46. If the Company elects to adopt FIN 46 by not restating previously issued financial statements for years before 2003, then the Company estimates that it would record a cumulative effect adjustment of approximately $6,000 (approximately $3,700, net of the applicable income tax benefit) as of January 1, 2003, representing depreciation expense on the buildings and improvements through December 31, 2002. In connection with the adoption of FIN 46, the Company will be required to restate the financial statements for the first and second quarters of 2003 to consolidate the special purpose entity. The net impact of this restatement on the Company's earnings for each of the restated quarters in 2003 is estimated to be approximately $1,000, representing depreciation expense on the buildings and improvements.

NOTE 2.  ACQUISITIONS

Soza & Company, Ltd.

On February 20, 2003, the Company acquired Soza & Company, Ltd. ("Soza"), a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, the Company increased its customer base and service offerings in the Government Services segment.

The purchase price includes $72,778 in cash (net of $2,222 of cash acquired), including $5,000 of which is being held in an escrow account for up to two years, and may include additional payments totaling up to $32,000 in cash or stock over the next two years. The possible future payments are contingent upon Soza achieving certain financial targets over the same period, and at the Company's discretion, up to 70% of these payments may be settled in Class A Common Stock of the Company. The results of operations of Soza and the estimated fair value of assets acquired and liabilities assumed are included in the Company's condensed consolidated financial statements beginning on the acquisition date.

The allocation of the excess of the purchase price over the net assets acquired is pending completion of the tangible and intangible asset appraisals; however, the estimated excess of the purchase price over the net assets acquired in the amount of $58,914 was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Government Services segment and is not deductible for tax purposes.

Other

During the first quarter of 2003, the Company determined that financial performance targets for two acquisitions were achieved. As a result, an additional $10,000 in cash was paid to the previous shareholders of Advanced Receivable Strategy, Inc. ("ARS"), a corporation the Company purchased in 2001. The related goodwill was assigned to the IT Solutions segment and is deductible for tax purposes. In addition, at March 31, 2003, the Company accrued $3,000 for ADI Technology Corporation ("ADI"), which the Company acquired in 2002. The $3,000 was paid in cash to the previous shareholders of ADI in the second quarter of 2003, and the related goodwill was assigned to the Government Services segment and is not deductible for tax purposes.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, by reporting segment are as follows:

                                                              Government
                                                IT Solutions   Services      Consulting        Total
                                                ------------  ----------     ----------      --------
Balance as of December 31, 2002 ...........       $112,805       $26,899       $71,371       $211,075
Additional goodwill for ADI acquisition ...             --         3,000            --          3,000
Additional goodwill for ARS acquisition ...         10,000            --            --         10,000
Estimated goodwill for Soza acquisition ...             --        58,914            --         58,914
                                                  --------       -------       -------       --------
Balance as of March 31, 2003 ..............       $122,805       $88,813       $71,371       $282,989
                                                  ========       =======       =======       ========

Identifiable intangible assets as of March 31, 2003, are recorded in other non-current assets in the condensed consolidated balance sheets and comprise:

                                              Gross                         Net
                                            Carrying     Accumulated       Book
                                              Value      Amortization     Value
                                            --------     ------------     ------
Service marks ........................       $ 5,552       $(2,436)       $3,116
Customer based assets ................         4,249        (1,128)        3,121
Other intangible assets ..............         2,311          (654)        1,657
                                             -------       -------        ------
Balance at March 31, 2003 ............       $12,112       $(4,218)       $7,894
                                             =======       =======        ======

Total amortization expense for identifiable intangible assets was $707 and $484 for the quarters ended March 31, 2003 and 2002, respectively. Amortization expense is estimated at $2,481, $1,989, $1,570, $907, $486 and $161 for the
years ended December 31, 2003 through 2008, respectively. Identifiable intangible assets will be amortized over a weighted average of approximately seven years.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

The Company's total comprehensive income (loss), net of tax, was as follows:


                                                               Three Months
                                                              Ended March 31,
                                                         ------------------------
                                                            2003         2002
                                                         --------        --------
Net income (loss) ................................       $(12,699)       $ 19,421
Foreign currency translation adjustments .........            848            (597)
Other ............................................             46             (29)
                                                         --------        --------
Total comprehensive income (loss) ................       $(11,805)       $ 18,795
                                                         ========        ========

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 5.  STOCKHOLDERS' EQUITY

The components of "Other stockholders' equity" were as follows:

                                             March 31, 2003     December 31, 2002
                                             --------------     -----------------
Retained earnings ......................        $ 273,410             $ 286,109
Other ..................................           (1,438)               (1,409)
                                                ---------             ---------
Total other stockholders' equity .......        $ 271,972             $ 284,700
                                                =========             =========

At March 31, 2003, there were 105,718 shares of the Company's Class A Common Stock outstanding and 3,567 shares of Class B Common Stock outstanding. At December 31, 2002, there were 105,272 shares of the Company's Class A Common Stock outstanding and 3,392 shares of the Company's Class B Common Stock outstanding. The increase in the Class A Common Stock is due to the exercise of options and the issuance of shares to participants in the Employee Stock Purchase Plan.

NOTE 6.  SEGMENT DATA

The Company's operations are classified into three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services, and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing, as well as industry domain-based short-term project and consulting capabilities. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense and various other governmental agencies. The Consulting segment provides services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. The Company's remaining operating areas and corporate activities are included in "Other" and include profits and expenses that are not related to the operations of the other reportable segments.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. The Company evaluates segment performance based on income (loss) from operations before income taxes, exclusive of profits and expenses that are included in the "Other" category. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage.

The following is a summary of certain financial information by reportable segment:

                                                  IT         GOVERNMENT
                                              SOLUTIONS       SERVICES     CONSULTING     OTHER        TOTAL
                                              ---------      ----------    ----------     -----        -----
For the quarter ended March 31, 2003:
   Revenue ..............................      $289,607         $35,029      $ 13,007    $  379      $338,022
   Income (loss) before taxes ...........        21,855           2,726          (706)    2,173        26,048

For the quarter ended March 31, 2002:
   Revenue ..............................      $310,196              --      $ 15,059    $  524      $325,779
   Income (loss) before taxes ...........        29,813              --          (515)    2,803        32,101

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 7.  REALIGNED OPERATING STRUCTURE

During 2001, the Company realigned its operating structure in order to strengthen the Company's market position and reduce its costs. This realignment resulted in charges of $74,690, of which $33,713 was recorded during the first quarter of 2001 and $40,977 was recorded during the third quarter of 2001. In 2002, the Company continued efforts to streamline its operations and recorded charges of $8,151 in the second quarter and $2,936 in the third quarter related to severance and other costs to exit certain activities.

The payments made against these charges during the first quarter of 2003 were as follows:

                                               Employee       Facility
                                               Related        Related
                                                Costs          Costs           Total
                                               --------      ---------       --------
Provision balance at December 31, 2002 ...      $ 7,629       $ 14,382       $ 22,011
Less: cash payments ......................         (797)        (4,254)        (5,051)
                                                -------       --------       --------
Remaining balance at March 31, 2003 ......      $ 6,832       $ 10,128       $ 16,960
                                                =======       ========       ========


The remaining balance of $16,960 is included on the condensed consolidated balance sheets in the amounts of $10,847 in accrued liabilities and $6,113 in other non-current liabilities and is expected to be settled by the end of 2006.

NOTE 8.  EARNINGS PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.


                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             2003             2002
                                                                         ------------      ----------
BASIC EARNINGS PER COMMON SHARE

Income before cumulative effect of a change in accounting principle ...      $ 15,890      $ 19,421
                                                                             ========      ========

Weighted average common shares outstanding ............................       109,046       103,240
                                                                             ========      ========

Income before cumulative effect of a change in accounting principle ...      $   0.15      $   0.19
                                                                             ========      ========

DILUTED EARNINGS PER COMMON SHARE
Income before cumulative effect of a change in accounting principle ...      $ 15,890      $ 19,421
                                                                             ========      ========

Weighted average common shares outstanding ............................       109,046       103,240
Incremental shares assuming dilution ..................................         4,863        12,393
                                                                             --------      --------
Weighted average diluted common shares outstanding ....................       113,909       115,633

Income before cumulative effect of a change in accounting principle ...      $   0.14      $   0.17
                                                                             ========      ========

For the three months ended March 31, 2003 and 2002, options to purchase 23,791 and 14,469 shares, respectively, of the Company's common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were greater than the average actual share price for the respective quarter.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 9. CONTINGENCIES

LITIGATION

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcomes of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

Litigation Relating to the California Energy Market

In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that the Company conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., is pending in the Superior Court of California, County of San Diego.

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

OTHER CONTINGENCIES

Contract-Related Contingency

The Company is currently working on a significant software development project for which the estimated actual cost of development will significantly exceed the fee specified in the contract. While the contract enables the Company to collect for some of the overages above the specified fee, the Company believes that it will not fully recover all of the overages and will therefore suffer a loss on this development project. The Company expects the IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. As discussed in Note 1, upon adoption of EITF 00-21, the Company recorded an estimated loss on this software development project of approximately $19,500, which is included in the cumulative effect of a change in accounting principle. Given the uncertainties regarding the Company's estimate of the amount of overage billings that will ultimately be collected, the actual losses with respect to this development project may eventually exceed the Company's current estimates.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CHANGE IN ACCOUNTING PRINCIPLE FOR REVENUE ARRANGEMENTS WITH MULTIPLE
DELIVERABLES

We have long-term fixed-price contracts that include certain deliverables and ongoing service elements. Prior to January 1, 2003, we recognized revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On January 1, 2003, we adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). As a result, we changed our method of accounting for revenue from contracts with multiple elements for both existing and prospective customer contracts.

The adoption of EITF 00-21 for existing customer contracts, which we believe will provide greater transparency into the performance of our revenue arrangements with multiple deliverables, resulted in a charge for the cumulative effect of a change in accounting principle of $46.1 million ($28.6 million, net of the applicable income tax benefit), or $.25 per diluted share, which includes a charge of approximately $19.5 million ($12.1 million, net of the applicable income tax benefit), or $.11 per diluted share, to recognize an estimated loss on a contract element included in an otherwise profitable contract.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue

Total revenue for the first quarter of 2003 increased by $12.2 million, or 3.7%, to $338.0 million from $325.8 million in the first quarter of 2002. This increase in revenue is due to an increase in revenue for the Government Services segment, partially offset by decreases in the IT Solutions and Consulting segments.

In July 2002, we acquired ADI Technology Corporation and formed our Government Services segment. In February 2003, we acquired Soza & Company, Ltd. Revenue from this segment was $35.0 million for the first quarter of 2003.

Revenue for the IT Solutions segment decreased 6.6% to $289.6 million in the first quarter of 2003 from $310.2 million in the same period of 2002. Included in this decrease is the effect of the adoption of EITF 00-21, which resulted in a cumulative effect of a change in accounting principle that includes $3.8 million of revenue recorded in the first quarter of 2002. The remaining decrease was attributable to:

     o $18.2 million decrease from existing accounts, short-term offerings, and project work that is contained within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs;

     o $12.8 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002 including two joint ventures;

     o $4.3 million decrease from UBS to $58.8 million in 2003 from $63.1 million in 2002.

These decreases in revenue were partially offset by an $18.5 million increase in revenue from contracts signed since the first quarter of 2002 with new customers and with existing customers for whom the scope of services was expanded.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Revenue for the Consulting segment decreased 13.9% to $13.0 million in the first quarter of 2003 from $15.1 million in the first quarter of 2002 due primarily to the weak demand for custom application solutions and package implementation services.

Gross Margin

Direct costs of services increased in the first quarter of 2003 by 8.1% to $272.1 million from $251.8 million in the first quarter of 2002. Gross margin for the first quarter of 2003 was 19.5% of total revenue, which is lower than the gross margin for the first quarter of 2002 of 22.7% of total revenue. Included in this decrease is the effect of the adoption of EITF 00-21, which negatively affected gross margin by 0.9 percentage points. The remaining year over year decline in gross margin is primarily due to lower demand for short-term services, lower profit margins on two government services companies acquired since the second quarter of 2002, and $2.0 million of expense associated with unfulfilled minimum purchase commitments.

Selling, General and Administrative Expenses

For the first quarter of 2003, SG&A was $43.4 million, or 12.8% of total revenue. For the first quarter of 2002, SG&A was $45.0 million, or 13.8% of total revenue. This year over year decline is primarily the result of a temporary decline in selling expense as well as our efforts to reduce SG&A costs as a percentage of revenue. Partially offsetting these savings are $2.4 million of SG&A costs associated with ADI and Soza, which were both acquired after March 31, 2002. We expect SG&A as a percentage of revenue to increase in the second quarter of 2003 due to additional costs associated with corporate compliance, upgrading our corporate information technology systems, and changes or actions that may result from our ongoing review of operations.

Other Statement of Operations Items

Interest income, net, decreased in the first quarter of 2003 to $0.7 million from $1.0 million in the first quarter of 2002. This decrease is due to both a lower average cash balance and lower interest rates during 2003 as compared to the prior year period.

Equity in earnings of unconsolidated affiliates, comprised of equity in earnings from HCL Perot Systems N.V., a software joint venture based in India, was $1.5 million in the three months ended March 31, 2003, compared to $1.9 million in the same period of 2002.

Other income (expense), net, increased in the three months ended March 31, 2003, to income of $1.3 million from income of $0.1 million in the three months ended March 31, 2002, due to the receipt of a $1.2 million non-investment interest payment.

BUSINESS OUTLOOK

The following statements regarding our business outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. In formulating this outlook, we considered recent and potential sales, acquisitions and current market conditions.

For the second quarter of 2003, we expect revenue to range from $353.0 million to $363.0 million, representing an increase of between 5.8% and 8.8% as compared to the same prior year period. Comparing revenue for the first quarter of 2003 to our expected revenue for the second quarter of 2003:

     o new customer contracts and a full quarter of revenue from the acquisition of Soza are expected to add between $27.0 and $37.0 million of revenue, and

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     o potential revenue declines within our long-term account base of between $10.0 million and $15.0 million may occur.

For the second quarter of 2003, earnings per diluted share is expected to range from $0.12 to $0.14, excluding additional costs that we anticipate incurring due to changes or actions that may result from an ongoing review of our operations. We have considered potential reductions in our long-term account base, as well as additional start-up costs on new contracts, in reaching our determination of the expected range.

We currently estimate that costs due to changes or actions that may result from our review of operations will exceed $3.0 million over the next two quarters. We are not able to provide the expected range of earnings per diluted share calculated in accordance with generally accepted accounting principles and a reconciliation to that range because we have not yet completed our review of operations and have not determined the likely timing of actions under consideration.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2003, cash and cash equivalents decreased 40.0% to $127.8 million from $212.9 million at December 31, 2002.

Net cash provided by operating activities was $8.3 million for the three months ended March 31, 2003, compared to net cash used in operating activities of $3.4 million for the three months ended March 31, 2002. The primary reason for the increase in cash provided by operations is a $14.9 million change in the net cash paid for income taxes, with net refunds of $13.7 million in 2003 compared to net payments of $1.2 million in 2002. Additionally, year-end bonuses paid to associates in 2003 decreased as compared to 2002 by approximately $9.3 million. These cash inflows were partially offset by an increase in prepaid insurance and a decrease in income before cumulative effect of a change in accounting principle for the first quarter of 2003 as compared to the first quarter of 2002.

Net cash used in investing activities was $96.0 million for the three months ended March 31, 2003, compared to $68.9 million for the same period in 2002. This increase in cash used in investing activities is due primarily to a $23.2 million increase in the amount of net cash paid for acquisitions of businesses. During the three months ended March 31, 2003, we paid $72.8 million (net of cash received) for the acquisition of Soza and an additional $10.0 million for the acquisition of ARS.

For the three months ended March 31, 2003, net cash provided by financing activities was $0.8 million compared to $3.8 million for the three months ended March 31, 2002. This reduction in cash provided by financing activities is due primarily to a decrease in cash received from the exercise of stock options.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2003, foreign exchange rate fluctuations positively impacted our non-domestic cash balances by $1.8 million, as Euros strengthened against the U.S. dollar. Our foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

We have no committed line of credit or other borrowings and anticipate that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet our operating needs for the foreseeable future. We are currently considering obtaining a line of credit, which we may need if we make additional acquisitions using cash. As discussed below, upon adoption of FIN 46 and the consolidation of our variable interest entity, we will increase our long-term debt by $75.0 million.

Contract-Related Contingency

We are currently working on a significant software development project for which the estimated actual cost of development will significantly exceed the fee specified in the contract. While the contract enables us to

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


collect for some of the overages above the specified fee, we believe that we will not fully recover all of the overages and will therefore suffer a loss on this development project. We expect the IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. As discussed above, upon adoption of EITF 00-21, we recorded an estimated loss on this software development project of approximately $19.5 million, which is included in the cumulative effect of a change in accounting principle. Given the uncertainties regarding our estimate of the amount of overage billings that will ultimately be collected, the actual losses with respect to this development project may eventually exceed our current estimates.

ACCOUNTING STANDARDS ISSUED

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FIN 46, which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. FIN 46 may be applied by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

We have an operating lease contract with a variable interest entity (also called a special purpose entity) for the use of land and office buildings in Plano, Texas, including our data center facilities. We currently do not consolidate this entity. However, we will be required to consolidate this entity beginning in the third quarter of 2003. Upon consolidation of this entity, we will increase our assets and long-term debt by approximately $75.0 million and begin recording an additional depreciation expense of approximately $4.0 million per year. The assets will be recorded as land, buildings, and improvements.

Additionally, we have not yet determined whether to restate any previously issued financial statements in connection with the adoption of FIN 46. If we elect to adopt FIN 46 by not restating previously issued financial statements for years before 2003, then we estimate that we would record a cumulative effect adjustment of approximately $6.0 million (approximately $3.7 million, net of the applicable income tax benefit) as of January 1, 2003, representing depreciation expense on the buildings and improvements through December 31, 2002. In connection with the adoption of FIN 46, we will be required to restate the financial statements for the first and second quarters of 2003 to consolidate the special purpose entity. The net impact of this restatement on our earnings for each of the restated quarters in 2003 is estimated to be approximately $1.0 million, representing depreciation expense on the buildings and improvements.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "forecasts," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as the loss of major clients; deterioration of project and consulting-based revenue and profit associated with deteriorating market conditions; our ability to achieve future sales; changes in our UBS relationship and variability of revenue and expense associated with our largest customer, as well as other clients; a portion of client revenue and profits represent spending above contractual minimums, which could be deemed as discretionary by clients and result in lower revenue and earnings for us with limited notice; the current and

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


future performance of client contracts; risks associated with non-recoverable cost overruns on software development contracts; growing start-up businesses; the highly competitive market in which we operate; risks associated with signed contracts that must receive regulatory approval; the variability of quarterly operating results; the reliance on estimates that involve successful completion of future actions; guaranteed purchase agreements; changes in technology; changes to accounting methods; risks associated with acquisitions and divestitures; and risks related to international operations. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market-risk associated with foreign currencies as of December 31, 2002, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year then ended. For the three months ended March 31, 2003, there has been no significant change in related market risk factors.

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

No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation (including any corrective actions with regard to significant deficiencies and material weaknesses).

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

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

LITIGATION RELATING TO THE CALIFORNIA ENERGY MARKET

In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., is pending in the Superior Court of California, County of San Diego.

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our SEC filings contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp. et al. and Richard J. Dowling v. Perot Systems Corp. et al., were filed in the United States District Court for the Southern District of New York. Four lawsuits, Robert Markewich v. Perot Systems Corp. et al., Vincent Milano v. Perot Systems Corp. et al., Lori Will v. Perot Systems Corp. et al. and June Zordich v. Perot Systems Corp. et al., were filed in the United States District Court for the Northern District of Texas, Dallas Division. Two lawsuits, Joffre Berger v. Perot Systems Corp. et al., and Daniel Taubenfeld v. Perot Systems Corp. et al., were filed in the United States District Court for the Eastern District of Texas, Sherman Division. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division.

We believe the claims against us are without merit and will vigorously defend ourselves in these cases.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the period covered by this report.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

             Exhibit No.                       Document
             -----------                       --------

             3.1**                    Third Amended and Restated Certificate
                                      of Incorporation

             3.2++                    Third Amended and Restated Bylaws

             10.29* Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi.

             99.1+                    Certifications pursuant to 18 U.S.C.
                                      Section 1350 (as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley Act of
                                      2002). Signed originals of the written
                                      statements required by Section 906 have
                                      been provided to Perot Systems
                                      Corporation and will be retained by
                                      Perot Systems Corporation and furnished
                                      to the Securities and Exchange
                                      Commission or its staff upon request.


     (b)  Reports on Form 8-K

          On March 7, 2003, we filed a Current Report on Form 8-K to report an acquisition, through our wholly owned subsidiary, Perot Systems Government Services, Inc., of all of the issued and outstanding stock of Soza & Company, Ltd. The transaction was reported under Item 2 of Form 8-K.


*    Filed herewith.

+    Furnished herewith.

** Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30,2002.

++ Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

                   PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PEROT SYSTEMS CORPORATION
                                            (Registrant)



Date: May 9, 2003                           By /s/ ROBERT J. KELLY
                                            ------------------------
                                            Robert J. Kelly
                                            Corporate Controller and Principal
                                            Accounting Officer

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

May 9, 2003

/s/ ROSS PEROT, JR.
---------------------------
Ross Perot, Jr.
Principal Executive Officer

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

May 9, 2003

/s/ RUSSELL FREEMAN
---------------------------
Russell Freeman
Principal Financial Officer

                                 EXHIBIT INDEX

             Exhibit No.                       Document
             -----------                       --------
             3.1**                    Third Amended and Restated Certificate
                                      of Incorporation

             3.2++                    Third Amended and Restated Bylaws

             10.29* Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi.

             99.1+                    Certifications pursuant to 18 U.S.C.
                                      Section 1350 (as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley Act of
                                      2002). Signed originals of the written
                                      statements required by Section 906 have
                                      been provided to Perot Systems
                                      Corporation and will be retained by
                                      Perot Systems Corporation and furnished
                                      to the Securities and Exchange
                                      Commission or its staff upon request.


*    Filed herewith.

+    Furnished herewith.

** Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30,2002.

++ Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.