Form 10-Q/A
period 2003-03-31
PEROT SYSTEMS CORP
filed 2003-08-14
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

                    (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-22495

PEROT SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2230700 (IRS Employer Identification No.)

2300 WEST PLANO PARKWAY
PLANO, TEXAS
75075
(Address of principal executive offices)
(Zip Code)

(972) 577-0000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Number of shares of registrant’s common stock outstanding as of April 29, 2003: 109,494,420.

Introductory Note

Perot Systems Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

The Company has long-term fixed-price contracts that include multiple deliverables. Prior to January 1, 2003, the Company recognized revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On November 21, 2002, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The Company was required to apply the provisions of EITF 00-21 to all new agreements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, the Company was permitted to apply EITF 00-21 to existing agreements and record the effect of adoption as the cumulative effect of a change in accounting principle. On January 1, 2003, the Company adopted EITF 00-21 and changed its method of accounting for revenue from agreements with multiple deliverables for both existing and prospective customer contracts.

As previously announced, the Company’s adoption of EITF 00-21 on January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $46.1 million ($28.6 million, net of the applicable income tax benefit), or $0.25 per diluted share, which includes approximately $19.5 million of expense (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a contract element included in a contract that the Company expected to be profitable in the aggregate over its term.

The Company will modify its adoption of EITF 00-21 following a revised interpretation of the new accounting rules. The Company’s decision to revise previously reported financial results follows a change in its auditor’s previous interpretation of EITF 00-21. Generally, the revised interpretation has the effect of limiting the amount of revenue allocated to an individual deliverable under an agreement to the amount not contingent on the Company’s performance of other deliverable elements under the agreement, regardless of the probability of the Company’s performance.

The Company has modified its revenue recognition accounting policy with respect to the allocation of revenue among the deliverables accounted for under EITF 00-21 to reflect the revised interpretation and has revised its financial statements for the three months ended March 31, 2003.

The primary net effects of this revision on the Company’s previously reported results of operations for the three months ended March 31, 2003 are:

•	an increase in the cumulative effect of a change in accounting principle of $23.2 million ($14.4 million, net of tax), resulting in a total cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of tax);

•	a $1.7 million decrease in revenues; and

•	a $1.0 million decrease in income before the cumulative effect of a change in accounting principle.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, or modify, amend or update the disclosures therein in any way other than as set forth above, except with respect to exhibits previously filed, which are not filed herewith. The following is a version indicating all changes from the original Quarterly Report on Form 10-Q for the period ended March 31, 2003.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
For the Quarter Ended March 31, 2003

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

ASSETS

	March 31, 2003		December 31, 2002

	(Restated)
Current assets:
Cash and cash equivalents		$127,802	$212,861
Accounts receivable, net		197,348	162,367
Prepaid expenses and other		47,821	42,415

Total current assets		372,971	417,643
Property, equipment and purchased software, net		61,894	62,543
Goodwill		282,989	211,075
Long-term accrued revenue		~~45,418~~20,580	74,489
Other non-current assets		~~104,054~~113,509	76,563

Total assets	$	~~867,326~~851,943	$842,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$29,166	$24,452
Accrued liabilities		100,829	92,948
Other current liabilities		58,991	38,116

Total current liabilities		188,986	155,516
Other non-current liabilities		10,084	10,211

Total liabilities		199,070	165,727

Stockholders’ equity:
Common stock		1,093	1,087
Additional paid-in-capital		396,319	392,821
Other stockholders’ equity		~~271,972~~256,589	284,700
Accumulated other comprehensive loss		(1,128)	(2,022)

Total stockholders’ equity		~~668,256~~652,873	676,586

Total liabilities and stockholders’ equity	$	~~867,326~~851,943	$842,313

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three months ended March 31,

	2003		2002

	(Restated)
Revenue	$~~338,022~~	336,361		$325,779
Costs and expenses:
Direct cost of services		272,087		251,778
Selling, general and administrative expenses		43,412		45,024

Operating income		~~22,523~~20,862		28,977
Interest income, net		700		1,046
Equity in earnings of unconsolidated affiliates		1,525		1,948
Other income (expense), net		1,300		130

Income before taxes		~~26,048~~24,387		32,101
Income tax expense		~~10,158~~9,510		12,680

Income before cumulative effect of a change in accounting principle		~~15,890~~14,877		19,421
Cumulative effect of a change in accounting principle, net of tax		(~~28,589~~42,959)		—

Net income (loss)	$	(~~12,699~~28,082)		$19,421

Basic earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$	~~0.15~~0.14		$0.19
Cumulative effect of a change in accounting principle		(~~0.27~~0.40)		—

Net income (loss)	$	(~~0.12~~0.26)		$0.19

Weighted average common shares outstanding		109,046		103,240
Diluted earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$	~~0.14~~0.13		$0.17
Cumulative effect of a change in accounting principle		(~~0.25~~0.38)		—

Net income (loss)	$	(~~0.11~~0.25)		$0.17

Weighted average diluted common shares outstanding		113,909		115,633
Pro forma amounts assuming the accounting change is applied retroactively:
Net income	$	~~15,890~~14,877	$	~~17,060~~14,154
Basic earnings per common share	$	~~0.15~~0.14	$	~~0.17~~0.14
Diluted earnings per common share	$	~~0.14~~0.13	$	~~0.15~~0.12

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three months ended March 31,

	2003	2002

	(Restated)
Cash flows from operating activities:
Net income (loss)	$ ~~(12,699~~28,082)	$19,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,346	7,488
Cumulative effect of a change in accounting principle	~~28,589~~42,959	—
Other non-cash items	~~3,058~~2,410	5,892
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable	(5,943)	(9,383)
Long-term accrued revenue	~~(6,127~~4,466)	(7,296)
Prepaid expenses	(10,841)	(5,379)
Accounts payable and accrued liabilities	(11,051)	(9,149)
Accrued compensation	(248)	(13,163)
Income taxes	18,918	8,350
Other current and non-current assets	(1,168)	112
Other current and non-current liabilities	(1,525)	(283)

Net cash provided by (used in) operating activities	8,309	(3,390)

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(13,175)	(10,112)
Acquisition of businesses, net of cash acquired of $2,222 and $10,328, respectively	(82,778)	(59,581)
Other	(18)	794

Net cash used in investing activities	(95,971)	(68,899)

Cash flows from financing activities:
Proceeds from issuance of common stock	984	3,921
Other	(142)	(153)

Net cash provided by financing activities	842	3,768

Effect of exchange rate changes on cash and cash equivalents	1,761	247

Net decrease in cash and cash equivalents	(85,059)	(68,274)
Cash and cash equivalents at beginning of period	212,861	259,178

Cash and cash equivalents at end of period	$127,802	$190,904

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the “Company”) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2003. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results for the year ending December 31, 2003.

Certain of the 2002 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables and Restatement of Financial Statements for the Three Months Ended March 31, 2003

[THE FOLLOWING MATERIAL UNDER THIS CAPTION HAS BEEN SUBSTANTIALLY REVISED]

The Company has long-term fixed-price contracts that include multiple deliverables. Prior to January 1, 2003, the Company recognized revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On November 21, 2002, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The Company was required to apply the provisions of EITF 00-21 to all new agreements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, the Company was permitted to apply EITF 00-21 to existing agreements and record the effect of adoption as the cumulative effect of a change in accounting principle. On January 1, 2003, the Company adopted EITF 00-21 and changed its method of accounting for revenue from agreements with multiple deliverables for both existing and prospective customer contracts.

As previously announced, the Company’s adoption of EITF 00-21 on January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $46,111 ($28,589, net of the applicable income tax benefit), or $0.25 per diluted share, which includes approximately $19,500 of expense (approximately $12,090, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a contract element included in a contract that the Company expected to be profitable in the aggregate over its term.

The Company will modify its adoption of EITF 00-21 following a revised interpretation of the new accounting rules. The Company’s decision to revise previously reported financial results follows a change in its auditor’s previous interpretation of EITF 00-21. Generally, the revised interpretation has the effect of limiting the amount of revenue allocated to an individual deliverable under an agreement to the amount not contingent on the Company’s performance of other deliverable elements under the agreement, regardless of the probability of the Company’s performance.

The Company has modified its revenue recognition accounting policy with respect to the allocation of revenue among the deliverables accounted for under EITF 00-21 to reflect the revised interpretation and has revised its financial statements for the three months ended March 31, 2003.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The effects of the revision are summarized in the unaudited quarterly financial data table below. The “As Reported” amounts are taken from the original Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

	Three months ended March 31, 2003 (Unaudited)

	As Reported	As Revised

Revenue	$338,022	$336,361
Income before taxes	26,048	24,387
Income before cumulative effect of a change in accounting principle	15,890	14,877
Cumulative effect of a change in accounting principle, net of tax	(28,589)	(42,959)
Net loss	(12,699)	(28,082)
Diluted earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.14	$0.13
Cumulative effect of a change in accounting principle	(0.25)	(0.38)

Net loss	$(0.11)	$(0.25)

Long-term accrued revenue on in-progress fixed-price contracts totaled $20,580 as revised ($45,418 as reported) and $74,489 at March 31, 2003, and December 31, 2002, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. (“FAS”) 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of FAS 123, the pro forma impact on net income and earnings per share would have been as follows:

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended March 31,

	2003		2002

Net income (loss)
As reported	$	(~~12,699~~28,082)	$19,421
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects		(4,433)	(3,386)

Pro forma	$	(~~17,132~~32,515)	$16,035
Basic earnings (loss) per common share
As reported	$	(~~0.12~~0.26)	$0.19
Pro forma	$	(~~0.15~~0.30)	$0.16
Diluted earnings (loss) per common share
As reported	$	(~~0.11~~0.25)	$0.17
Pro forma	$	(~~0.15~~0.29)	$0.14

The Company utilizes the Black-Scholes option pricing model to calculate its pro forma stock-based compensation expense, and the assumptions used for each period are as follows:

	Three months ended March 31,

	2003	2002

Weighted average risk free interest rates	2.34%	3.95%
Volatility	57%	58%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$4.38	$8.02

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

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. FIN 46 may be applied by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

Additionally, the Company has not yet determined whether to restate any previously issued financial statements in connection with the adoption of FIN 46. If the Company elects to adopt FIN 46 by not restating previously issued financial statements for years before 2003, then the Company estimates that it would record a cumulative effect adjustment of approximately $6,000 (approximately $3,700, net of the applicable income tax benefit) as of January 1, 2003, representing depreciation expense on the buildings and improvements through December 31, 2002. In connection with the adoption of FIN 46, the Company will be required to restate the financial statements for the first and second quarters of 2003 to consolidate the special purpose entity. The net impact of this restatement on the Company’s earnings for each of the restated quarters in 2003 is estimated to be approximately $1,000, representing depreciation expense on the buildings and improvements.

NOTE 2. ACQUISITIONS

Soza & Company, Ltd.

On February 20, 2003, the Company acquired Soza & Company, Ltd. (“Soza”), a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, the Company increased its customer base and service offerings in the Government Services segment.

The purchase price includes $72,778 in cash (net of $2,222 of cash acquired), including $5,000 of which is being held in an escrow account for up to two years, and may include additional payments totaling up to $32,000 in cash or stock over the next two years. The possible future payments are contingent upon Soza achieving certain financial targets over the same period, and at the Company’s discretion, up to 70% of these payments may be settled in Class A Common Stock of the Company. The results of operations of Soza and the estimated fair value of assets acquired and liabilities assumed are included in the Company’s condensed consolidated financial statements beginning on the acquisition date.

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

Other

During the first quarter of 2003, the Company determined that financial performance targets for two acquisitions were achieved. As a result, an additional $10,000 in cash was paid to the previous shareholders of Advanced Receivable Strategy, Inc. (“ARS”), a corporation the Company purchased in 2001. The related goodwill was assigned to the IT Solutions segment and is deductible for tax purposes. In addition, at March 31, 2003, the Company accrued $3,000 for ADI Technology Corporation (“ADI”), which the Company acquired in 2002. The $3,000 was paid in cash to the previous shareholders of ADI in the second quarter of 2003, and the related goodwill was assigned to the Government Services segment and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, by reporting segment are as follows:

		Government
	IT Solutions	Services	Consulting	Total

Balance as of December 31, 2002	$112,805	$26,899	$71,371	$211,075
Additional goodwill for ADI acquisition	—	3,000	—	3,000
Additional goodwill for ARS acquisition	10,000	—	—	10,000
Estimated goodwill for Soza acquisition	—	58,914	—	58,914

Balance as of March 31, 2003	$122,805	$88,813	$71,371	$282,989

Identifiable intangible assets as of March 31, 2003, are recorded in other non-current assets in the condensed consolidated balance sheets and comprise:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Service marks	$5,552	$(2,436)	$3,116
Customer based assets	4,249	(1,128)	3,121
Other intangible assets	2,311	(654)	1,657

Balance at March 31, 2003	$12,112	$(4,218)	$7,894

Total amortization expense for identifiable intangible assets was $707 and $484 for the quarters ended March 31, 2003 and 2002, respectively. Amortization expense is estimated at $2,481, $1,989, $1,570, $907, $486 and $161 for the years ended December 31, 2003 through 2008, respectively. Identifiable intangible assets will be amortized over a weighted average of approximately seven years.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss), net of tax, was as follows:

	Three Months
	Ended March 31,

	2003		2002

Net income (loss)	$	(~~12,699~~28,082)	$19,421
Foreign currency translation adjustments		848	(597)
Other		46	(29)

Total comprehensive income (loss)	$	(~~11,805~~27,188)	$18,795

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5. STOCKHOLDERS’ EQUITY

The components of “Other stockholders’ equity” were as follows:

	March 31, 2003		December 31, 2002

Retained earnings	$	~~273,410~~258,027	$286,109
Other		(1,438)	(1,409)

Total other stockholders’ equity	$	~~271,972~~256,589	$284,700

At March 31, 2003, there were 105,718 shares of the Company’s Class A Common Stock outstanding and 3,567 shares of Class B Common Stock outstanding. At December 31, 2002, there were 105,272 shares of the Company’s Class A Common Stock outstanding and 3,392 shares of the Company’s Class B Common Stock outstanding. The increase in the Class A Common Stock is due to the exercise of options and the issuance of shares to participants in the Employee Stock Purchase Plan.

NOTE 6. SEGMENT DATA

The Company’s operations are classified into three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services, and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing, as well as industry domain-based short-term project and consulting capabilities. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense and various other governmental agencies. The Consulting segment provides services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. The Company’s remaining operating areas and corporate activities are included in “Other” and include profits and expenses that are not related to the operations of the other reportable segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. The Company evaluates segment performance based on income (loss) from operations before income taxes, exclusive of profits and expenses that are included in the “Other” category. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage.

The following is a summary of certain financial information by reportable segment:

	IT	Government
	Solutions	Services	Consulting	Other	Total

For the quarter ended March 31, 2003:
Revenue	$ ~~289,607~~287,946	$35,029	$13,007	$379	$	~~338,022~~336,361
Income (loss) before taxes	~~21,855~~20,194	2,726	(706)	2,173		~~26,048~~24,387
For the quarter ended March 31, 2002:
Revenue	$310,196	—	$15,059	$524		$325,779
Income (loss) before taxes	29,813	—	(515)	2,803		32,101

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 7. REALIGNED OPERATING STRUCTURE

During 2001, the Company realigned its operating structure in order to strengthen the Company’s market position and reduce its costs. This realignment resulted in charges of $74,690, of which $33,713 was recorded during the first quarter of 2001 and $40,977 was recorded during the third quarter of 2001. In 2002, the Company continued efforts to streamline its operations and recorded charges of $8,151 in the second quarter and $2,936 in the third quarter related to severance and other costs to exit certain activities.

The payments made against these charges during the first quarter of 2003 were as follows:

	Employee	Facility
	Related	Related
	Costs	Costs	Total

Provision balance at December 31, 2002	$7,629	$14,382	$22,011
Less: cash payments	(797)	(4,254)	(5,051)

Remaining balance at March 31, 2003	$6,832	$10,128	$16,960

The remaining balance of $16,960 is included on the condensed consolidated balance sheets in the amounts of $10,847 in accrued liabilities and $6,113 in other non-current liabilities and is expected to be settled by the end of 2006.

NOTE 8. EARNINGS PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

	Three months ended March 31,

	2003		2002

Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$	~~15,890~~14,877	$19,421

Weighted average common shares outstanding		109,046	103,240

Income before cumulative effect of a change in accounting principle	$	~~0.15~~0.14	$0.19

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$	~~15,890~~14,877	$19,421

Weighted average common shares outstanding		109,046	103,240
Incremental shares assuming dilution		4,863	12,393

Weighted average diluted common shares outstanding		113,909	115,633
Income before cumulative effect of a change in accounting principle	$	~~0.14~~0.13	$0.17

For the three months ended March 31, 2003 and 2002, options to purchase 23,791 and 14,469 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were greater than the average actual share price for the respective quarter.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 9. CONTINGENCIES

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcomes of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

IPO Allocation Securities Litigation

In July and August 2001, the Company, as well as some of its current and former officers and the investment banks that underwrote the Company’s initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving Perot Systems focuses on alleged improper practices by the investment banks in connection with the Company’s initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional Perot Systems shares in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring. The Company believes the claims against it are without merit and will vigorously defend itself in this case.

During 2002, the individual Perot Systems defendants were dismissed from the case. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in response to the defendant’s motion to dismiss, the court dismissed the plaintiffs’ Rule 10b-5 claims against Perot Systems, but did not dismiss the remaining claims.

Litigation Relating to the California Energy Market

In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that the Company conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., is pending in the Superior Court of California, County of San Diego.

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that the Company’s SEC filings contained material misstatements or omissions of material facts with respect to the Company’s activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp. et al. and Richard J. Dowling v. Perot Systems Corp. et al. were filed in the United States District Court for the Southern District of New York. Four lawsuits, Robert Markewich v. Perot Systems Corp. et al., Vincent Milano v. Perot Systems Corp. et al., Lori Will v. Perot Systems Corp. et al. and June Zordich v. Perot Systems Corp. et al. were filed in the United States District Court for the Northern District of Texas, Dallas Division. Two lawsuits, Joffre Berger v. Perot Systems Corp. et al., and Daniel Taubenfeld v. Perot Systems Corp. et al., were filed in the United States District Court for the Eastern District of Texas, Sherman Division. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The Company believes the claims against it are without merit and will vigorously defend itself in these cases.

Other Contingencies

Contract-Related Contingency

The Company is currently working on a significant software development project for which the estimated actual cost of development will significantly exceed the fee specified in the contract. While the contract enables the Company to collect for some of the overages above the specified fee, the Company believes that it will not fully recover all of the overages and will therefore suffer a loss on this development project. The Company expects the IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. As discussed in Note 1, upon adoption of EITF 00-21, the Company recorded an estimated loss on this software development project of approximately $19,500, which is included in the cumulative effect of a change in accounting principle. Given the uncertainties regarding the Company’s estimate of the amount of overage billings that will ultimately be collected, the actual losses with respect to this development project may eventually exceed the Company’s current estimates.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables and Restatement of Financial Statements for the Three Months Ended March 31, 2003

[THE FOLLOWING MATERIAL UNDER THIS CAPTION HAS BEEN SUBSTANTIALLY REVISED]

We have long-term fixed-price contracts that include multiple deliverables. Prior to January 1, 2003, we recognized revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On November 21, 2002, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. We were required to apply the provisions of EITF 00-21 to all new agreements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, we were permitted to apply EITF 00-21 to existing agreements and record the effect of adoption as the cumulative effect of a change in accounting principle. On January 1, 2003, we adopted EITF 00-21 and changed our method of accounting for revenue from agreements with multiple deliverables for both existing and prospective customer contracts.

As previously announced, our adoption of EITF 00-21 on January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $46.1 million ($28.6 million, net of the applicable income tax benefit), or $0.25 per diluted share, which includes approximately $19.5 million of expense (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a contract element included in a contract that we expected to be profitable in the aggregate over its term.

We will modify our adoption of EITF 00-21 following a revised interpretation of the new accounting rules. Our decision to revise previously reported financial results follows a change in our auditor’s previous interpretation of EITF 00-21. Generally, the revised interpretation has the effect of limiting the amount of revenue allocated to an individual deliverable under an agreement to the amount not contingent on our performance of other deliverable elements under the agreement, regardless of the probability of our performance.

We have modified our revenue recognition accounting policy with respect to the allocation of revenue among the deliverables accounted for under EITF 00-21 to reflect the revised interpretation and have revised our financial statements for the three months ended March 31, 2003.

The primary net effects of this revision on our previously reported results of operations for the three months ended March 31, 2003 are:

•	an increase in the cumulative effect of a change in accounting principle of $23.2 million ($14.4 million, net of tax), resulting in a total cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of tax);

•	a $1.7 million decrease in revenues; and

•	a $1.0 million decrease in income before the cumulative effect of a change in accounting principle.

Comparison of the Three Months Ended March 31, 2003 and 2002

Revenue

Total revenue for the first quarter of 2003 increased by $~~12.2~~10.6 million, or ~~3.7~~3.3%, to $~~338.0~~336.4 million from $325.8 million in the first quarter of 2002. This increase in revenue is due to an increase in revenue for the Government Services segment, partially offset by decreases in the IT Solutions and Consulting segments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In July 2002, we acquired ADI Technology Corporation and formed our Government Services segment. In February 2003, we acquired Soza & Company, Ltd. Revenue from this segment was $35.0 million for the first quarter of 2003.

Revenue for the IT Solutions segment decreased ~~6.6~~7.2% to $~~289.6~~287.9 million in the first quarter of 2003 from $310.2 million in the same period of 2002. Included in this decrease is the effect of the adoption of EITF 00-21, which resulted in a cumulative effect of a change in accounting principle that includes $~~3.8~~8.4 million of revenue recorded in the first quarter of 2002. The remaining decrease was attributable to:

•	$~~18.2~~15.3 million decrease from existing accounts, short-term offerings, and project work that is contained within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs;

•	$12.8 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002 including two joint ventures;

•	$4.3 million decrease from UBS to $58.8 million in 2003 from $63.1 million in 2002.

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

Gross Margin

Direct costs of services increased in the first quarter of 2003 by 8.1% to $272.1 million from $251.8 million in the first quarter of 2002. Gross margin for the first quarter of 2003 was ~~19.5~~19.1% of total revenue, which is lower than the gross margin for the first quarter of 2002 of 22.7% of total revenue. Included in this decrease is the effect of the adoption of EITF 00-21, which negatively affected gross margin by ~~0.9~~2.0 percentage points. The remaining year over year decline in gross margin is primarily due to lower demand for short-term services, lower profit margins on two government services companies acquired since the second quarter of 2002, and $2.0 million of expense associated with unfulfilled minimum purchase commitments.

Selling, General and Administrative Expenses

For the first quarter of 2003, SG&A was $43.4 million, or ~~12.8~~12.9% of total revenue. For the first quarter of 2002, SG&A was $45.0 million, or 13.8% of total revenue. This year over year decline is primarily the result of a temporary decline in selling expense as well as our efforts to reduce SG&A costs as a percentage of revenue. Partially offsetting these savings are $2.4 million of SG&A costs associated with ADI and Soza, which were both acquired after March 31, 2002. We expect SG&A as a percentage of revenue to increase in the second quarter of 2003 due to additional costs associated with corporate compliance, upgrading our corporate information technology systems, and changes or actions that may result from our ongoing review of operations.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

For the second quarter of 2003, we expect revenue to range from $353.0 million to $363.0 million, representing an increase of between 5.8% and 8.8% as compared to the same prior year period. Comparing revenue for the first quarter of 2003 to our expected revenue for the second quarter of 2003:

•	new customer contracts and a full quarter of revenue from the acquisition of Soza are expected to add between $27.0 and $37.0 million of revenue, and

•	potential revenue declines within our long-term account base of between $10.0 million and $15.0 million may occur.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Contract-Related Contingency

We are currently working on a significant software development project for which the estimated actual cost of development will significantly exceed the fee specified in the contract. While the contract enables us to collect for some of the overages above the specified fee, we believe that we will not fully recover all of the overages and will therefore suffer a loss on this development project. We expect the IT outsourcing contract with this customer to be profitable over the full term of the agreement even after considering the expected loss on the software development project. As discussed above, upon adoption of EITF 00-21, we recorded an estimated loss on this software development project of approximately $19.5 million, which is included in the cumulative effect of a change in accounting principle. Given the uncertainties regarding our estimate of the amount of overage billings that will ultimately be collected, the actual losses with respect to this development project may eventually exceed our current estimates.

Accounting Standards Issued

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FIN 46, which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. FIN 46 may be applied by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as the loss of major clients; deterioration of project and consulting-based revenue and profit associated with deteriorating market conditions; our ability to achieve future sales; changes in our UBS relationship and variability of revenue and expense associated with our largest customer, as well as other clients; a portion of client revenue and profits represent spending above contractual minimums, which could be deemed as discretionary by clients and result in lower revenue and earnings for us with limited notice; the current and future performance of client contracts; risks associated with non-recoverable cost overruns on software development contracts; growing start-up businesses; the highly competitive market in which we operate; risks associated with signed contracts that must receive regulatory approval; the variability of quarterly operating results; the reliance on estimates that involve successful completion of future actions; guaranteed purchase agreements; changes in technology; changes to accounting methods; risks associated with acquisitions and divestitures; and risks related to international operations. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
For the Quarter Ended March 31, 2003

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of our market-risk associated with foreign currencies as of December 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the three months ended March 31, 2003, there has been no significant change in related market risk factors.

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

During 2002, the individual Perot Systems defendants were dismissed from the case. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in response to the defendant’s motion to dismiss, the court dismissed the plaintiffs’ Rule 10b-5 claims against Perot Systems, but did not dismiss the remaining claims.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
For the Quarter Ended March 31, 2003

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the period covered by this report.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document

3.1**	Third Amended and Restated Certificate of Incorporation

3.2++	Third Amended and Restated Bylaws

10.29+++	Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi.

31.1*	Rule 13a-14 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

32.1+	Section 1350 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

32.2+	Section 1350 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

On March 7, 2003, we filed a Current Report on Form 8-K to report an acquisition, through our wholly owned subsidiary, Perot Systems Government Services, Inc., of all of the issued and outstanding stock of Soza & Company, Ltd. The transaction was reported under Item 2 of Form 8-K.

*	Filed herewith.

+	Furnished herewith.

**	Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30,2002.

++	Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

+++	Incorporated by reference to Exhibit 10.29 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
For the Quarter Ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)

Date: ~~May 9,~~August 14, 2003	By /s/ ROBERT J. KELLY Robert J. Kelly Corporate Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1**	Third Amended and Restated Certificate of Incorporation

3.2++	Third Amended and Restated Bylaws

10.29+++	Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi.

31.1*	Rule 13a-14 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

32.1+	Section 1350 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

32.2+	Section 1350 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

+	Furnished herewith.

**	Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30,2002.

++	Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

+++	Incorporated by reference to Exhibit 10.29 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.