Form 10-Q
period 2003-06-30
PEROT SYSTEMS CORP
filed 2003-08-14
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Number of shares of registrant’s common stock outstanding as of July 30, 2003: 110,513,431.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

ASSETS

	June 30, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$124,303	$212,861
Accounts receivable, net	211,796	162,367
Prepaid expenses and other	50,308	42,415

Total current assets	386,407	417,643
Property, equipment and purchased software, net	58,776	62,543
Goodwill	272,593	211,075
Long-term accrued revenue	7,006	74,489
Other non-current assets	116,455	76,563

Total assets	$841,237	$842,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,499	$24,452
Accrued liabilities	90,584	92,948
Other current liabilities	45,757	38,116

Total current liabilities	167,840	155,516
Other non-current liabilities	7,786	10,211

Total liabilities	175,626	165,727

Stockholders’ equity:
Common stock	1,102	1,087
Additional paid-in capital	401,751	392,821
Other stockholders’ equity	261,551	284,700
Accumulated other comprehensive income (loss)	1,207	(2,022)

Total stockholders’ equity	665,611	676,586

Total liabilities and stockholders’ equity	$841,237	$842,313

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenue	$360,041	$333,465	$696,402	$659,244
Costs and expenses:
Direct cost of services	307,252	249,976	579,339	501,754
Selling, general and administrative expenses	46,994	54,937	90,406	99,961

Operating income	5,795	28,552	26,657	57,529
Interest income, net	575	1,042	1,275	2,088
Equity in earnings of unconsolidated affiliates	1,516	1,979	3,041	3,927
Other income (expense), net	224	(803)	1,524	(673)

Income before taxes	8,110	30,770	32,497	62,871
Income tax expense	3,164	10,590	12,674	23,270

Income before cumulative effect of a change in accounting principle	4,946	20,180	19,823	39,601
Cumulative effect of a change in accounting principle, net of tax	—	—	(42,959)	—

Net income (loss)	$4,946	$20,180	$(23,136)	$39,601

Basic earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.05	$0.19	$0.18	$0.38
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.39)	—

Net income (loss)	$0.05	$0.19	$(0.21)	$0.38
Weighted average common shares outstanding	109,808	106,050	109,429	104,652
Diluted earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.04	$0.17	$0.17	$0.34
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.37)	—

Net income (loss)	$0.04	$0.17	$(0.20)	$0.34

Weighted average diluted common shares outstanding	114,694	116,389	114,368	116,022
Pro forma amounts assuming the accounting change is applied retroactively:
Net income	$4,946	$8,547	$19,823	$22,701
Basic earnings per common share	$0.05	$0.08	$0.18	$0.22
Diluted earnings per common share	$0.04	$0.07	$0.17	$0.20

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(23,136)	$39,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,842	15,117
Cumulative effect of a change in accounting principle	42,959	—
Impairment of assets	20,743	922
Change in deferred taxes	7,895	9,023
Equity in earnings of unconsolidated affiliates	(3,041)	(3,927)
Other non-cash items	(5,811)	855
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(17,226)	(4,797)
Prepaid expenses	(14,175)	(2,194)
Long-term accrued revenue	(6,510)	(17,745)
Accounts payable and accrued liabilities	(12,853)	(9,229)
Accrued compensation	447	(14,301)
Income taxes	8,174	12,190
Other current and non-current assets	(2,909)	(14,272)
Other current and non-current liabilities	(3,107)	(5,163)

Net cash provided by operating activities	8,292	6,080

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(18,475)	(18,019)
Acquisition of businesses, net of cash acquired of $2,222 and $10,328, respectively	(85,557)	(59,581)
Other	(12)	712

Net cash used in investing activities	(104,044)	(76,888)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,839	17,910
Other	(529)	(4,291)

Net cash provided by financing activities	3,310	13,619

Effect of exchange rate changes on cash and cash equivalents	3,884	6,174

Net decrease in cash and cash equivalents	(88,558)	(51,015)
Cash and cash equivalents at beginning of period	212,861	259,178

Cash and cash equivalents at end of period	$124,303	$208,163

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the “Company”) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, as filed in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2003. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results for the year ending December 31, 2003.

Certain of the 2002 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

This Quarterly Report on Form 10-Q supercedes the financial information contained in the Company’s press release dated July 29, 2003, and attached to the Current Report on Form 8-K filed the same date, announcing its second quarter financial results.

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

The Company’s adoption of EITF 00-21 on January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69,288 ($42,959, net of the applicable income tax benefit), or $0.37 per diluted share, which includes approximately $19,500 of expense (approximately $12,090, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a contract element included in a contract that the Company expected to be profitable in the aggregate over its term.

For contracts including multiple deliverables meeting the separation criteria of EITF 00-21, the Company allocates the total arrangement consideration to each separate unit of accounting based on the relative fair values of the deliverables in each unit of accounting and recognizes revenue based on the Company’s revenue recognition policy applicable to each separate unit of accounting. In general, EITF 00-21 limits the amount of revenue allocated to an individual deliverable under an agreement to the lesser of its relative fair value or the amount not contingent on the Company’s performance of other deliverable elements under the agreement, regardless of the probability of the Company’s performance.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Long-term accrued revenue on in-progress fixed-price contracts totaled $7,006 and $74,489 at June 30, 2003, and December 31, 2002, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. (“FAS”) 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of FAS 123, the pro forma impact on net income (loss) and earnings (loss) per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss)
As reported	$4,946	$20,180	$(23,136)	$39,601
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,086)	(3,802)	(8,519)	(7,188)

Pro forma	$860	$16,378	$(31,655)	$32,413
Basic earnings (loss) per common share
As reported	$0.05	$0.19	$(0.21)	$0.38
Pro forma	$0.01	$0.15	$(0.29)	$0.31
Diluted earnings (loss) per common share
As reported	$0.04	$0.17	$(0.20)	$0.34
Pro forma	$0.01	$0.14	$(0.28)	$0.28

The Company utilizes the Black-Scholes option pricing model to calculate its pro forma stock-based compensation expense, and the assumptions used for each period are as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Weighted average risk free interest rates	2.04%	3.86%	2.22%	3.92%
Volatility	55%	58%	55%	58%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$4.31	$8.21	$4.29	$8.07

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the criteria for consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has an operating lease contract with a variable interest entity (also called a special purpose entity) for the use of land and office buildings in Plano, Texas, including a data center facility. The Company currently does not consolidate this entity. However, the Company will be required to consolidate this entity beginning in the third quarter of 2003. Upon consolidation of this entity, the Company will increase its assets and long-term debt by approximately $66,300 and $75,500, respectively, and begin recording additional depreciation expense of approximately $3,200 per year. The assets will be recorded as land, buildings, improvements and equipment.

The Company has not yet determined whether to restate any previously issued financial statements in connection with the adoption of FIN 46. If the Company elects to apply FIN 46 on a prospective basis, the Company would record a cumulative effect of a change in accounting principle of approximately $8,700 (approximately $5,400, net of the applicable income tax benefit) in the third quarter of 2003, representing primarily the cumulative depreciation expense on the buildings, improvements and equipment through June 30, 2003.

NOTE 2. ACQUISITIONS

Soza & Company, Ltd.

On February 20, 2003, the Company acquired Soza & Company, Ltd. (“Soza”), a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, the Company increased its customer base and service offerings in its Government Services segment.

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

The allocation of the excess of the purchase price over the net assets acquired is pending completion of the tangible asset appraisal and a contractual purchase price adjustment period; however, the estimated excess purchase price (in the amount of $51,357) was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Government Services segment, and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following table summarizes the estimated fair values of the Soza assets acquired and liabilities assumed at the date of acquisition.

As of
February 20, 2003

Current assets	$31,380
Property, equipment and purchased software	1,834
Goodwill	51,357
Other non-current assets	14,223

98,794
Current liabilities	(18,452)
Other non-current liabilities	(5,342)

Purchase consideration	$75,000

Other

During the first six months of 2003, the Company determined that financial performance targets for two acquisitions were achieved. As a result, an additional $10,000 in cash was paid to the previous owners of Advanced Receivable Strategy, Inc. (“ARS”), and the related goodwill was assigned to the IT Solutions segment and is deductible for tax purposes. The Company acquired substantially all of the assets of ARS in 2001. In addition, the Company paid $3,000 to the previous shareholders of ADI Technology Corporation (“ADI”), which the Company acquired in 2002. Also during the first six months of 2003, the Company recorded a purchase price adjustment for ADI based on the completion of a contractual purchase price adjustment period, which reduced goodwill by $2,985.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, by reporting segment are as follows:

		Government
	IT Solutions	Services	Consulting	Total

Balance as of December 31, 2002	$112,805	$26,899	$71,371	$211,075
Additional goodwill for ADI acquisition, net	—	15	—	15
Additional goodwill for ARS acquisition	10,000	—	—	10,000
Estimated goodwill for Soza acquisition	—	51,357	—	51,357
Other	146	—	—	146

Balance as of June 30, 2003	$122,951	$78,271	$71,371	$272,593

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Identifiable intangible assets as of June 30, 2003, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Service marks	$5,552	$(2,597)	$2,955
Customer based assets	15,949	(1,651)	14,298
Other intangible assets	2,811	(846)	1,965

Balance at June 30, 2003	$24,312	$(5,094)	$19,218

Total amortization expense for identifiable intangible assets was $876 and $1,583 for the three and six months ended June 30, 2003, respectively, and $521 and $1,005 for the three and six months ended June 30, 2002, respectively. Amortization expense is estimated to be $3,755, $4,016, $3,864, $3,273, $2,449 and $2,111 for the years ending December 31, 2003 through 2008, respectively. Identifiable intangible assets will be amortized over a weighted average amortization period of approximately six years.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss), net of tax, was as follows:

	Three months		Six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net income (loss)	$4,946	$20,180	$(23,136)	$39,601
Foreign currency translation adjustments	1,711	3,907	2,559	3,310
Other	624	—	670	(29)

Total comprehensive income (loss)	$7,281	$24,087	$(19,907)	$42,882

NOTE 5. STOCKHOLDERS’ EQUITY

The components of “Other stockholders’ equity” were as follows:

	June 30, 2003	December 31, 2002

Retained earnings	$262,973	$286,109
Other	(1,422)	(1,409)

Total other stockholders’ equity	$261,551	$284,700

At June 30, 2003, there were 106,467 shares of the Company’s Class A Common Stock outstanding and 3,742 shares of Class B Common Stock outstanding. At December 31, 2002, there were 105,272 shares of the Company’s Class A Common Stock outstanding and 3,392 shares of the Company’s Class B Common Stock outstanding. The increase in the number of shares of Class A Common Stock is due to the exercise of options and the issuance of shares to participants in the Employee Stock Purchase Plan.

NOTE 6. EXITING OF BUSINESS RELATIONSHIPS

During the three months ended June 30, 2003, the Company exited an under-performing contract that included a software development project in which the actual development costs were expected to exceed the estimated costs as stated in the contract. While the contract provides for the Company to collect most of the excess of the actual cost over the estimate in the contract, the Company and its client were unable to reach

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

agreement on the timing and form of payment for the excess. As a result, the Company recorded $17,676 of expense in direct cost of services, which is composed of the following:

•	The impairment of assets related to this contract totaling $20,743, including the impairment of $14,729 of long-term accrued revenue;

•	The accrual of estimated costs to exit this contract of $3,766; and

•	Partially offsetting the above expenses was the reversal of $6,833 in accrued liabilities that had been recognized for future losses that the Company expected to incur to complete the application development project.

In the second quarter of 2002, the Company began to expect that the application development project would generate a loss. However, the Company did not recognize a loss on the contract at that time because it expected that the contract would be profitable in the aggregate over its term. As part of the Company’s adoption of EITF 00-21 in the first quarter of 2003, the Company separated the deliverables in the contract into separate units of accounting and recognized an estimated loss on the application development project totaling approximately $19,500 (approximately $12,090, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle.

The Company is providing the services necessary to transition certain functions back to the client. The Company expects the transition to end in the fourth quarter of 2003.

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

NOTE 7. SEGMENT DATA

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

The reporting segments follow the same accounting policies used for the Company’s condensed consolidated financial statements. The Company evaluates segment performance based on income (loss) from operations before income taxes, exclusive of profits and expenses that are included in the “Other” category. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following is a summary of certain financial information by reportable segment:

	IT	Government
	Solutions	Services	Consulting	Other	Total

For the three months ended June 30, 2003:
Revenue	$287,549	$58,357	$13,752	$383	$360,041
Income (loss) before taxes	(969)	4,340	27	4,712	8,110
For the three months ended June 30, 2002:
Revenue	$318,004	—	$14,871	$590	$333,465
Income (loss) before taxes	28,607	—	1,649	514	30,770
For the six months ended June 30, 2003:
Revenue	$575,495	$93,386	$26,759	$762	$696,402
Income (loss) before taxes	19,225	7,066	(679)	6,885	32,497
For the six months ended June 30, 2002:
Revenue	$628,200	—	$29,930	$1,114	$659,244
Income (loss) before taxes	58,420	—	1,134	3,317	62,871

During the second quarter of 2003, the Company recorded $17,676 of expense in direct cost of services associated with exiting an under-performing contract, which is included in the IT Solutions segment. In addition, as discussed below in Note 8, the Company revised its estimates to complete its previous years streamlining efforts, resulting in a reduction in selling, general and administrative expenses of $5,415, which is included in the “Other” category.

During the second quarter of 2002, the Company recorded $7,289 of revenue associated with the termination of a certain business relationship, and this revenue is included in the IT Solutions segment. Because of the nature of this revenue, the Company has reported the related gross profit of $6,530 in “Other.” Also included in “Other” are a payment received from a customer in bankruptcy that was previously believed to be unrecoverable, severance and other costs to exit certain activities, and expenses associated with the California energy investigations and related litigation.

NOTE 8. REALIGNED OPERATING STRUCTURE

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

The payments made against these charges during the first six months of 2003 are as follows:

	Employee	Facility
	Related	Related
	Costs	Costs	Total

Provision balance at December 31, 2002	$7,629	$14,382	$22,011
Less: cash payments	(710)	(5,518)	(6,228)
Less: changes in estimate	(5,336)	(79)	(5,415)

Remaining balance at June 30, 2003	$1,583	$8,785	$10,368

During the second quarter of 2003, the Company revised its estimates to complete its previous years streamlining efforts, resulting in a reduction in selling, general and administrative expenses and in the related liabilities of $5,415. A large portion of this reduction resulted from a favorable resolution of an employment dispute. The remaining balance of $10,368 is included on the condensed consolidated balance

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

sheets in the amounts of $5,828 in accrued liabilities and $4,540 in other non-current liabilities and is expected to be settled by the end of 2006.

NOTE 9. INCOME TAXES

During the second quarter of 2002, the Company reduced a deferred tax asset valuation allowance of $1,565 in connection with the termination of a certain business relationship. Without the effect of this $1,565 tax benefit, the effective tax rate for the second quarter of 2002 would have been 39.5%.

NOTE 10. EARNINGS PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

	For the three months ended June 30,

	2003	2002

Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$4,946	$20,180

Weighted average common shares outstanding	109,808	106,050

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.05	$0.19

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$4,946	$20,180

Weighted average common shares outstanding	109,808	106,050
Incremental shares assuming dilution	4,886	10,339

Weighted average diluted common shares outstanding	114,694	116,389
Diluted earnings before common share before cumulative effect of a change in accounting principle	$0.04	$0.17

	For the six months ended June 30,

	2003	2002

Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$19,823	$39,601

Weighted average common shares outstanding	109,429	104,652

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.18	$0.38

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$19,823	$39,601

Weighted average common shares outstanding	109,429	104,652
Incremental shares assuming dilution	4,939	11,370

Weighted average diluted common shares outstanding	114,368	116,022
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.17	$0.34

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

For the three and six months ended June 30, 2003, options to purchase 21,039 and 22,748 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were higher than the Company’s average stock price for these periods. For the three and six months ended June 30, 2002, options to purchase 15,332 and 15,011 shares, respectively, of the Company’s common stock were excluded for the same reason as discussed above.

NOTE 11. CONTINGENCIES

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcomes of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

IPO Allocation Securities Litigation

In July and August 2001, Perot Systems, as well as some of its current and former officers and the investment banks that underwrote Perot Systems’ initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving Perot Systems focuses on alleged improper practices by the investment banks in connection with Perot Systems’ initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional Perot Systems shares in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring.

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

The Company has recently decided to accept a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against the Company and its current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims the Company may have against the underwriters. The Company would not be required to make any cash payment with respect to the settlement. The proposed settlement requires approval of an unspecified percentage of issuers. The proposed settlement would also require court approval, which cannot be assured. In the event that the settlement is not completed, the Company will continue to vigorously defend itself in this case.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Litigation Relating to the California Energy Market

In June 2002, the Company was named as a defendant in a purported class action lawsuit that alleges that it conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego.

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that the Company’s SEC filings contained material misstatements or omissions of material facts with respect to Perot Systems’ activities related to the California energy market. Two lawsuits, Herbert Condell v. Perot Systems Corp. et al. and Richard J. Dowling v. Perot Systems Corp. et al., were filed in the United States District Court for the Southern District of New York. Four lawsuits, Robert Markewich v. Perot Systems Corp. et al., Vincent Milano v. Perot Systems Corp. et al., Lori Will v. Perot Systems Corp. et al. and June Zordich v. Perot Systems Corp. et al., were filed in the United States District Court for the Northern District of Texas, Dallas Division. Two lawsuits, Joffre Berger v. Perot Systems Corp. et al., and Daniel Taubenfeld v. Perot Systems Corp. et al., were filed in the United States District Court for the Eastern District of Texas, Sherman Division. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division.

The Company believes the claims against it are without merit and will vigorously defend itself in these cases.

Other Contingencies

Contract-Related Contingency

As discussed in note six, during the second quarter of 2003, the Company exited an under-performing contract that included a software development project in which the actual development costs were expected to exceed the estimated costs as stated in the contract. While the contract provides for the Company to collect most of the excess of the actual cost over the estimate in the contract, the Company and its client were unable to reach agreement on the timing and form of payment for the excess.

The Company is providing the services necessary to transition certain functions back to the client. The Company expects the transition to end in the fourth quarter of 2003.

As a result of the exiting of this contract, in the second quarter of 2003 the Company determined that certain contract-related assets were impaired and additional expenses would be incurred in the future related to exiting this contract, resulting in a loss of $17,676 recorded in direct cost of services. This estimated loss represents management’s current estimate of the loss related to exiting this contract. The amount of actual loss with respect to exiting this contract may differ from the Company’s current estimates.

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

Our adoption of EITF 00-21 on January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share, which includes approximately $19.5 million of expense (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a contract element included in a contract that we expected to be profitable in the aggregate over its term. The $69.3 million expense was recorded as a reduction in long-term accrued revenue of $58.8 million and an increase in accrued liabilities of $10.5 million.

To illustrate the impact of the adoption of EITF 00-21 on our financial results for 2002, we have shown in the table below the pro forma revenue, gross profit, gross margin and net income (loss) as if EITF 00-21 had been applied during the three and six months ended June 30, 2002 (amounts in millions):

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002

		Impact from	Pro Forma		Impact from	Pro Forma
	Reported	EITF 00-21	Amounts	Reported	EITF 00-21	Amounts

Revenue	$333.5	$(11.1)	$322.4	$659.2	$(19.5)	$639.7
Gross profit	83.5	(18.8)	64.7	157.5	(27.3)	130.2
Gross margin	25.0%		20.1%	23.9%		20.4%
Net income (loss)	20.2	(11.7)	8.5	39.6	(16.9)	22.7

The impact of EITF 00-21 on the three and six months ended June 30, 2002, as reflected above, was limited to the IT Solutions segment.

Exiting of a Customer Contract

During the three months ended June 30, 2003, we exited an under-performing contract that included a software development project in which the actual development costs were expected to exceed the estimated costs as stated in the contract. While the contract provides for us to collect most of the excess of the actual cost over the estimate in the contract, we and our client were unable to reach agreement on the timing and form of payment for the excess. As a result, we recorded $17.7 million of expense in direct cost of services, which is composed of the following:

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	The impairment of assets related to this contract totaling $20.7 million, including the impairment of $14.7 million of long-term accrued revenue;

•	The accrual of estimated costs to exit this contract of $3.8 million; and

•	Partially offsetting the above expenses was the reversal of $6.8 million in accrued liabilities that had been recognized for future losses that we expected to incur to complete the application development project.

In the second quarter of 2002, we began to expect that the application development project would generate a loss. However, we did not recognize a loss on the contract at that time because we expected that the contract would be profitable in the aggregate over its term. As part of our adoption of EITF 00-21 in the first quarter of 2003, we separated the deliverables in the contract into separate units of accounting and recognized an estimated loss on the application development project totaling approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. Of the $19.5 million estimate loss:

•	$12.7 million is included in the pro forma gross profit for the second quarter of 2002 ($5.0 million as a reduction of revenue and $7.7 million as an increase in direct cost of services); and

•	$14.8 million is included in the pro forma gross profit for the first six months of 2002 ($7.1 million as a reduction of revenue and $7.7 million as an increase in direct cost of services).

We are providing the services necessary to transition certain functions back to the client. We expect the transition to end in the fourth quarter of 2003.

Comparison of the Three Months Ended June 30, 2003 and 2002

Revenue

Revenue for the second quarter of 2003 increased by $26.5 million, or 7.9%, to $360.0 million from revenue of $333.5 million in the second quarter of 2002. As noted above, we adopted EITF 00-21 effective January 1, 2003, which adjusted revenue recognized on existing contracts based on the new criteria of EITF 00-21 regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The effect from this change in accounting is reflected above in the presentation of pro forma amounts for revenue, gross profit, gross margin and net income (loss) for the three months ended June 30, 2002. The following comparison of second quarter 2003 to second quarter 2002 was prepared using pro forma amounts for second quarter 2002.

Revenue for the second quarter of 2003 increased by $37.6 million, or 11.7%, compared to pro forma second quarter 2002 revenue of $322.4 million. This increase in revenue is due to an increase in revenue from the Government Services segment, partially offset by decreases in revenue from the IT Solutions and Consulting segments.

In July 2002, we acquired ADI Technology Corporation and formed our Government Services segment. In February 2003, we acquired Soza & Company, Ltd., which became part of our Government Services segment. Revenue from Government Services was $58.4 million for the second quarter of 2003.

Revenue from the IT Solutions segment decreased $19.4 million, or 6.3%, to $287.5 million in the second quarter of 2003 from pro forma revenue of $306.9 million in the second quarter of 2002. This decrease was primarily attributable to:

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	a $15.5 million decrease from existing accounts, short-term offerings, and project work that is provided to customers within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs;

•	a $17.9 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002, including two joint ventures; and

•	a $4.5 million decrease from UBS to $59.9 million in 2003 from $64.4 million in 2002.

These decreases in revenue were partially offset by an $18.5 million increase in revenue from contracts signed since the second quarter of 2002 with new customers.

Revenue from the Consulting segment decreased 8.1% to $13.7 million in the second quarter of 2003 from $14.9 million in the second quarter of 2002 due primarily to the weak demand for custom application solutions and package implementation services.

Gross Margin

Gross margin for the second quarter of 2003 of 14.7% of revenue was lower than the gross margin for the second quarter of 2002 of 25.0% and is lower than the pro forma gross margin for the second quarter of 2002 of 20.1%. The following items are important in understanding the decrease in gross margin as compared to the pro forma gross margin for 2002:

•	In the second quarter of 2002, we recorded revenue of $7.3 million and direct cost of services of $0.8 million, resulting in gross profit of $6.5 million, associated with the termination of a certain business relationship;

•	In the second quarter of 2002, we received a $3.0 million payment from a customer in bankruptcy reorganization that was previously believed to be unrecoverable;

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for the second quarter of 2002 includes a reduction of $12.7 million associated with the adoption of EITF 00-21 for this contract ($5.0 million as a reduction of revenue and $7.7 million as an increase in direct cost of services); and

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003 we recorded $17.7 million of expense in direct cost of services associated with the exiting of this contract.

Without the effects of these items, gross margin for the second quarter of 2003 would have decreased to 19.6% of revenue from a gross margin of 21.2% in the second quarter of 2002 (calculated by adjusting the pro forma gross margin of 20.1% for the second quarter of 2002 for the 2002 items discussed above). The year over year decline in gross margin is primarily due to lower demand for short-term services, lower gross margins from contracts signed since the second quarter of 2002 with new customers, and lower profit margins from our Government Services segment.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2003 decreased 14.4% to $47.0 million from $54.9 million for the second quarter of 2002. SG&A for the second quarter of 2003 was 13.1% of revenue, which is lower than SG&A for the second quarter of 2002 of 17.0% of pro forma revenue. In our analysis of SG&A for the second quarters of 2003 and 2002, we identified the following items that are important in understanding this change:

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	During the second quarter of 2002, we recorded $8.1 million of expense in SG&A associated with the elimination of approximately 235 positions and the exiting of certain business operations and $3.5 million of expense associated with our response to investigations of the California energy crisis; and

•	During the second quarter of 2003, we recorded $3.3 million of expense in SG&A related to severance and other costs to eliminate approximately 150 positions in various business functions and geographic areas. In addition, we recorded a reduction of expense of $5.4 million resulting from revising our estimate of liabilities associated with actions in previous years to streamline our operations, which included a favorable resolution of an employment dispute.

Without the effects of these items, SG&A would have increased by $5.8 million, or 13.4%, to $49.1 million for the second quarter of 2003 from $43.3 million for the second quarter of 2002. As a percentage of revenue, SG&A would have increased to 13.6% of revenue for the second quarter of 2003 from 13.4% of pro forma revenue for the prior year period. This increase is due primarily to additional SG&A expenses associated with our recently formed Government Services segment as well as an increase in expense associated with upgrading our corporate information technology systems.

Other Statement of Operations Items

Equity in earnings of unconsolidated affiliates, which represents our share of the earnings of HCL Perot Systems N.V. (HPS), a software joint venture based in India, was $1.5 million in the three months ended June 30, 2003, compared to $2.0 million in the same period of 2002.

The effective tax rate for income before the cumulative effect of a change in accounting principle in the second quarter of 2003 was 39.0%. During the second quarter of 2002, we reduced a deferred tax asset valuation allowance of $1.6 million in connection with the termination of a certain business relationship. Without the effect of this $1.6 million tax benefit, the effective tax rate for the second quarter of 2002 would have been 39.5%.

Comparison of the Six Months Ended June 30, 2003 and 2002

Revenue

Revenue for the six months ended June 30, 2003, increased by $37.2 million, or 5.6%, to $696.4 million from revenue of $659.2 million for the six months ended June 30, 2002. As noted above, we adopted EITF 00-21 effective January 1, 2003, which adjusted revenue recognized on existing contracts based on the new criteria of EITF 00-21 regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The effect from this change in accounting is reflected above in the presentation of pro forma amounts for revenue, gross profit, gross margin and net income (loss) for the six months ended June 30, 2002. The following comparison of the first six months of 2003 to the first six months of 2002 was prepared using pro forma amounts for the first six months of 2002.

Revenue for the first six months of 2003 increased by $56.7 million, or 8.9%, compared to pro forma revenue for the first six months of 2002 of $639.7 million.

In July 2002, we acquired ADI Technology Corporation and formed our Government Services segment. In February 2003, we acquired Soza & Company, Ltd. Revenue from this segment was $93.4 million for the first six months of 2003.

Revenue from the IT Solutions segment decreased $33.3 million, or 5.5%, to $575.4 million for the first six months of 2003 from pro forma revenue of $608.7 million in the same period of 2002. This decrease was primarily attributable to:

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	A $23.3 million decrease from existing accounts, short-term offerings, and project work that is provided to customers within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs;

•	A $30.7 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002, including two joint ventures; and

•	An $8.7 million decrease from UBS to $118.8 million in 2003 from $127.5 million in 2002.

These decreases in revenue were partially offset by a $29.4 million increase in revenue from contracts signed since the second quarter of 2002 with new customers.

Revenue from the Consulting segment decreased 10.7% to $26.7 million in the first six months of 2003 from $29.9 million in the same period of 2002 due primarily to the weak demand for custom application solutions and package implementation services.

Gross Margin

Gross margin for the six months ended June 30, 2003, was 16.8% of revenue, was lower than the gross margin for the six months ended June 30, 2002, of 23.9% and is lower than the pro forma gross margin for the six months ended June 30, 2002, of 20.4%. The following items are important in understanding the decrease in gross margin as compared to the pro forma gross margin for 2002:

•	In the first six months of 2002, we recorded revenue of $7.3 million and direct cost of services of $0.8 million, resulting in gross profit of $6.5 million, associated with the termination of a certain business relationship;

•	In the first six months of 2002, we received a $3.0 million payment from a customer in bankruptcy reorganization that was previously believed to be unrecoverable; and

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for the first six months of 2002 includes a reduction of $14.8 million associated with the adoption of EITF 00-21 for this contract ($7.1 million as a reduction of revenue and $7.7 million as an increase in direct cost of services); and

•	As discussed above in “Exiting of a Customer Contract,” in the first six months of 2003 we recorded $17.7 million of expense in direct cost of services associated with the exiting of this contract.

Without the effects of these items, gross margin for the first six months of 2003 would have decreased to 19.4% of revenue from a gross margin of 21.2% in the same period of 2002 (calculated by adjusting the pro forma gross margin of 20.4% for the first six months of 2002 for the 2002 items discussed above). The year over year decline in gross margin is primarily due to lower demand for short-term services, lower gross margins from contracts signed since the second quarter of 2002 with new customers, lower profit margins from our Government Services segment, and $3.0 million of expense associated with unfulfilled minimum purchase commitments.

Selling, General, and Administrative Expenses

SG&A for the six months ended June 30, 2003, decreased 9.6% to $90.4 million from $100.0 million for the same period of 2002. SG&A for the first six months of 2003 was 13.0% of revenue, which is lower than SG&A for the same period of 2002 of 15.6% of pro forma revenue. In our analysis of SG&A for the first

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

six months of 2003 and 2002, we identified the following items that are important in understanding this change:

•	During the first six months of 2002, we recorded $8.1 million of expense in SG&A associated with the elimination of approximately 235 positions and the exiting of certain business operations and $3.5 million of expense associated with our response to investigations of the California energy crisis; and

•	During the first six months of 2003, we recorded $3.3 million of expense in SG&A related to severance and other costs to eliminate approximately 150 positions in various business functions and geographic areas. In addition, we recorded a reduction of expense of $5.4 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute.

Without the effects of these items, SG&A would have increased by $4.1 million, or 4.6%, to $92.5 million for the first six months of 2003 from $88.4 million for the same period of 2002. As a percentage of revenue, SG&A would have decreased to 13.3% of revenue for the first six months of 2003 from 13.8% of pro forma revenue for the prior year period. This decrease is due primarily to our efforts to reduce SG&A costs. Partially offsetting these expense reductions are an increase in SG&A expenses associated with our recently formed Government Services segment.

Other Statement of Operations Items

Equity in earnings of unconsolidated affiliates, comprised of equity in earnings from HPS, was $3.0 million in the six months ended June 30, 2003, compared to $3.9 million in the same period of 2002.

The effective tax rate for income before the cumulative effect of a change in accounting principle for the six months ended June 30, 2003, was 39.0%. During the first six months of 2002, we reduced a deferred tax asset valuation allowance of $1.6 million in connection with the termination of a certain business relationship. Without the effect of this $1.6 million tax benefit, the effective tax rate for the first six months of 2002 would have been 39.5%.

Business Outlook

The following statements regarding our business outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. In formulating this outlook, we considered recent and potential sales, acquisitions and current market conditions.

For the third quarter of 2003, we expect revenue to range from $360.0 million to $375.0 million, representing an increase of between 5.1% and 9.5% as compared to the third quarter of 2002. Comparing revenue for the second quarter of 2003 to our expected revenue for the third quarter of 2003:

•	New customer contracts are expected to add between $10.0 million and $15.0 million of additional revenue, and

•	Potential revenue declines within our long-term account base of approximately $5.0 million may occur.

For the third quarter of 2003, diluted earnings per share is expected to range from $0.10 to $0.13. As discussed below in “Accounting Standards Issued,” effective July 1, 2003, we will adopt FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires us to consolidate a variable interest entity with which we have an operating lease contract for the use of land and our headquarters office buildings in Plano, Texas, including a data center facility. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have not yet determined whether to restate any previously issued

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

financial statements in connection with the adoption of FIN 46. If we elect to apply FIN 46 on a prospective basis, we would record a cumulative effect of a change in accounting principle of approximately $8.7 million (approximately $5.4 million, net of the applicable income tax benefit) in the third quarter of 2003, representing primarily the cumulative depreciation expense on the buildings, improvements and equipment through June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003, cash and cash equivalents decreased 41.6% to $124.3 million from $212.9 million at December 31, 2002.

Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2003, compared to net cash provided by operating activities of $6.1 million for the six months ended June 30, 2002. The primary reason for the increase in cash provided by operations is a $10.5 million change in the net cash paid for income taxes, with net refunds of $3.7 million in 2003 compared to net payments of $6.8 million in 2002. Additionally, year-end bonuses paid to associates in 2003 decreased as compared to 2002 by approximately $9.3 million. These improvements in operating cash flows were partially offset by increases in accounts receivable and prepaid expenses and a decrease in income before the cumulative effect of a change in accounting principle for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

Net cash used in investing activities increased to $104.0 million for the six months ended June 30, 2003, from $76.9 million for the same period in 2002. This increase was due primarily to a $26.0 million increase in the amount of net cash paid for acquisitions of businesses.

•	During the first six months of 2002, we paid $49.6 million net cash for the acquisition of Claim Services Resource Group, Inc. and $10.0 million as additional consideration related to the acquisition of ARS.

•	During the first six months of 2003, we paid $72.8 million net cash for the acquisition of Soza, and $10.0 million and $3.0 million as additional consideration related to the acquisitions of ARS and ADI, respectively.

For the six months ended June 30, 2003, net cash provided by financing activities decreased to $3.3 million from $13.6 million for the six months ended June 30, 2002. This decrease is due primarily to a decrease in the exercise of options to purchase Class A Common Stock and Class B Common Stock during the first six months of 2003 from the same period in 2002. This decrease was partially offset by a decrease in the number of shares of our Class A Common Stock that we repurchased in the first six months of 2003 as compared to the first six months of 2002.

We have no committed line of credit or other borrowings and anticipate that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet our operating needs for the foreseeable future. We are currently considering obtaining a line of credit, or an alternative form of financing, which we may need if we make additional acquisitions using cash. As discussed below, upon adoption of FIN 46 we will increase our long-term debt by approximately $75.5 million.

We have had discussions with the other shareholder of HPS regarding the potential purchase from it of its equity ownership in HPS or the potential sale to it of our equity ownership in HPS. The completion of such a transaction would have a significant impact on our cash balance.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Contract-Related Contingency

As discussed above, during the second quarter of 2003 we exited an under-performing contract. We expected this contract to be profitable in the aggregate over its term, but the contract included an application development element that was expected to generate a loss for its remaining term and was negatively impacting our cash flow. As previously disclosed in our 2002 Form 10-K, the cost of this application development element was expected to exceed the original estimate stated in the contract. While the contract provides for us to collect most of the excess of the actual cost over the original estimate, we were unable to reach agreement with the client on the timing and form of payment for the excess. We are providing the services necessary to transition certain functions back to the client, which are expected to end in the fourth quarter of 2003.

As a result of the exiting of this contract, in the second quarter of 2003 we determined that certain contract-related assets were impaired and additional expenses would be incurred in the future related to the exiting of this contract, resulting in a loss of $17.7 million recorded in direct cost of services. This estimated loss represents our current estimate of the loss related to exiting this contract. The amount of actual loss with respect to exiting this contract may exceed our current estimates.

Accounting Standards Issued

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the criteria for consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

We have an operating lease contract with a variable interest entity (also called a special purpose entity) for the use of land and office buildings in Plano, Texas, including a data center facility. We currently do not consolidate this entity. However, we will be required to consolidate this entity beginning in the third quarter of 2003. Upon consolidation of this entity, we will increase our assets and long-term debt by approximately $66.3 million and $75.5 million, respectively, and begin recording additional depreciation expense of approximately $3.2 million per year. The assets will be recorded as land, buildings, improvements and equipment.

We have not yet determined whether to restate any previously issued financial statements in connection with the adoption of FIN 46. If we elect to apply FIN 46 on a prospective basis, we would record a cumulative effect of a change in accounting principle of approximately $8.7 million (approximately $5.4 million, net of the applicable income tax benefit) in the third quarter of 2003, representing primarily the cumulative depreciation expense on the buildings, improvements and equipment through June 30, 2003.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

These statements are only predictions. Actual events or results may differ materially. In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as: risks associated with negotiating and exiting contractual relationships; risks associated with expanding earnings from new sales; as well as other risks, including the loss of major clients; deterioration of project and consulting-based revenue and profit; our ability to achieve future sales; changes in our UBS relationship and variability of revenue and expense associated with our largest customer, as well as other clients; risks associated with the Health Insurance Portability and Accountability Act (HIPAA), including the risk that timing of software releases and patches for our software products and products provided by third parties may result in client testing that is not complete at the effective date of HIPAA regulations, the risk that additional releases or patches may be required after the effective date and the risk that our claims processing operations may be subject to significantly higher volumes of claims that require manual processing due to the submission by healthcare providers of non-HIPAA compliant claims; risks associated with the portion of client revenue and profits representing spending above contractual minimums, which could be deemed as discretionary by clients and result in lower revenue and earnings for us with limited notice; the current and future performance of client contracts; risks associated with non-recoverable cost overruns on software development contracts; risks associated with the development of software products, including the risk that capitalized costs of development may not be fully recovered if the market for our products or the ability of our products to capture a portion of the market differs materially from our estimates, the risk that the cost of product development differs materially from our estimates, and the risk that a delay in product introduction may reduce the portion of the market captured by our product; growing start-up businesses; the highly competitive market in which we operate; the variability of quarterly operating results; the reliance on estimates that involve successful completion of future actions; guaranteed purchase agreements; changes in technology; changes to accounting methods; risks associated with developing software for client use and for resale purposes; risks associated with acquisitions and divestitures, and risks related to international operations. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market-risk associated with foreign currencies as of December 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the six months ended June 30, 2003, there has been no significant change in related market risk factors.

ITEM 4: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are, from time to time, involved in various litigation matters arising in the ordinary course of our business. We believe that the outcomes of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

IPO Allocation Securities Litigation

In July and August 2001, we, as well as some of our current and former officers and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional Perot Systems shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring.

During 2002, the individual Perot Systems defendants were dismissed from the case. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in response to the defendants’ motion to dismiss, the court dismissed the plaintiffs’ Rule 10b-5 claims against us, but did not dismiss the remaining claims.

We recently decided to accept a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The proposed settlement requires approval of an unspecified percentage of issuers. The proposed settlement would also require court approval, which cannot be assured. In the event that the settlement is not completed, we will continue to vigorously defend ourselves in this case.

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
For the Quarter Ended June 30, 2003

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of our shareholders on May 7, 2003. The purpose of the meeting was to elect eight nominees to serve as our directors. The number of shares voted with respect to each nominee was as follows:

Nominee	For	Withheld

Ross Perot	94,589,148	4,228,640
Ross Perot, Jr	94,527,885	4,289,903
Steven Blasnik	98,184,750	633,038
James Champy	95,070,261	3,747,527
John S.T. Gallagher	92,767,359	6,050,429
William K. Gayden	92,764,701	6,053,087
Carl Hahn	92,761,864	6,055,924
Thomas Meurer	97,575,208	1,242,580

All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted our entire Board of Directors.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document

31.1*	Rule 13a-14 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

On May 2, 2003, the Company filed a Current Report on Form 8-K to report a press release. The matter was reported under Item 7 of Form 8-K.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION
(Registrant)

Date: August 14, 2003	By /s/ ROBERT J. KELLY

Robert J. Kelly
Corporate Controller and Principal
Accounting Officer

Index to Exhibits

Exhibit No.	Description

31.1*	Rule 13a-14 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated August 14, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 14, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.