Form 10-Q
period 2003-09-30
PEROT SYSTEMS CORP
filed 2003-11-12
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

Number of shares of registrant’s common stock outstanding as of October 31, 2003: 111,250,672.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2003

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$192,895	$212,861
Accounts receivable, net	187,815	162,367
Prepaid expenses and other	51,777	42,415

Total current assets	432,487	417,643
Property, equipment and purchased software, net	55,027	62,543
Goodwill	274,966	211,075
Long-term accrued revenue	7,471	74,489
Other non-current assets	122,202	76,563

Total assets	$892,153	$842,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,088	$24,452
Accrued liabilities	100,095	92,948
Other current liabilities	68,083	38,116

Total current liabilities	197,266	155,516
Other non-current liabilities	7,182	10,211

Total liabilities	204,448	165,727

Stockholders’ equity:
Common stock	1,111	1,087
Additional paid-in capital	407,734	392,821
Other stockholders’ equity	277,597	284,700
Accumulated other comprehensive income (loss)	1,263	(2,022)

Total stockholders’ equity	687,705	676,586

Total liabilities and stockholders’ equity	$892,153	$842,313

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenue	$371,330	$342,497	$1,067,732	$1,001,741
Costs and expenses:
Direct cost of services	301,447	262,657	880,786	764,411
Selling, general and administrative expenses	46,916	51,431	137,322	151,392

Operating income	22,967	28,409	49,624	85,938
Interest income, net	516	897	1,791	2,985
Equity in earnings of unconsolidated affiliates	1,681	2,123	4,722	6,050
Other income (expense), net	589	(455)	2,113	(1,128)

Income before taxes	25,753	30,974	58,250	93,845
Income tax expense	10,043	12,234	22,717	35,504

Income before cumulative effect of a change in accounting principle	15,710	18,740	35,533	58,341
Cumulative effect of a change in accounting principle, net of tax	—	—	(42,959)	—

Net income (loss)	$15,710	$18,740	$(7,426)	$58,341

Basic earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.14	$0.18	$0.32	$0.55
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.39)	—

Net income (loss)	$0.14	$0.18	$(0.07)	$0.55
Weighted average common shares outstanding	110,755	106,840	109,876	105,392
Diluted earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.14	$0.17	$0.31	$0.51
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.37)	—

Net income (loss)	$0.14	$0.17	$(0.06)	$0.51

Weighted average diluted common shares outstanding	115,205	112,950	114,662	115,257
Pro forma amounts assuming the accounting change is applied retroactively:
Net income	$15,710	$12,460	$35,533	$35,161
Basic earnings per common share	$0.14	$0.12	$0.32	$0.33
Diluted earnings per common share	$0.14	$0.11	$0.31	$0.31

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(7,426)	$58,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,351	22,745
Cumulative effect of a change in accounting principle	42,959	—
Impairment of assets related to exiting a contract	20,743	—
Change in deferred taxes	4,226	10,508
Equity in earnings of unconsolidated affiliates	(4,722)	(6,050)
Other non-cash items	(6,328)	2,444
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	7,194	10,660
Prepaid expenses	(8,394)	(112)
Long-term accrued revenue	(6,085)	(30,219)
Accounts payable and accrued liabilities	(7,642)	(7,364)
Accrued compensation	6,192	(14,223)
Income taxes	20,338	21,862
Other current and non-current assets	(12,130)	(22,732)
Other current and non-current liabilities	2,039	(10,661)

Net cash provided by operating activities	77,315	35,199

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(22,818)	(25,536)
Acquisitions of businesses, net of cash acquired of $2,930 and $10,328, respectively	(88,695)	(98,312)
Other	805	794

Net cash used in investing activities	(110,708)	(123,054)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,165	20,339
Purchases of treasury stock	—	(6,907)
Other	(717)	(615)

Net cash provided by financing activities	6,448	12,817

Effect of exchange rate changes on cash and cash equivalents	6,979	8,271

Net decrease in cash and cash equivalents	(19,966)	(66,767)
Cash and cash equivalents at beginning of period	212,861	259,178

Cash and cash equivalents at end of period	$192,895	$192,411

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries (collectively, the “Company”) with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2003. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results for the year ending December 31, 2003.

Certain of the 2002 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables

The Company has long-term fixed-price contracts that include multiple deliverables. Prior to January 1, 2003, the Company recognized revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On November 21, 2002, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The Company was required to apply the provisions of EITF 00-21 to all new agreements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, the Company was permitted to apply EITF 00-21 to existing agreements and record the effect of adoption as the cumulative effect of a change in accounting principle. On January 1, 2003, the Company adopted EITF 00-21 and changed its method of accounting for revenue from agreements with multiple deliverables for both existing and prospective customer contracts.

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

Long-term accrued revenue on in-progress fixed-price contracts totaled $7,471 and $74,489 at September 30, 2003, and December 31, 2002, respectively. The amount of revenue the Company recognized during the three and nine months ended September 30, 2003, that was previously recognized and included as a component of the cumulative effect of a change in accounting principle relating to the adoption of EITF 00-21, was not significant.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards Board No. (“FAS”) 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Had the Company elected to adopt the expense recognition provisions of FAS 123, the pro forma impact on net income (loss) and earnings (loss) per common share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) As reported	$15,710	$18,740	$(7,426)	$58,341
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,213)	(3,040)	(12,732)	(10,228)

Pro forma	$11,497	$15,700	$(20,158)	$48,113
Basic earnings (loss) per common share As reported	$0.14	$0.18	$(0.07)	$0.55
Pro forma	$0.10	$0.15	$(0.18)	$0.46
Diluted earnings (loss) per common share As reported	$0.14	$0.17	$(0.06)	$0.51
Pro forma	$0.10	$0.14	$(0.18)	$0.42

The Company utilizes the Black-Scholes option pricing model to calculate its pro forma stock-based compensation expense, and the assumptions used for each period are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average risk free interest rates	2.32%	2.80%	2.24%	3.81%
Volatility	54%	58%	55%	58%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$4.59	$4.53	$4.36	$7.20

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the criteria for consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. On October 9, 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to variable interest entities created prior to February 1, 2003, which now must be consolidated as of the end of the first interim or annual period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2000, the Company entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. The Company currently does not consolidate this entity but will be required to consolidate this entity under FIN 46 beginning on December 31, 2003. The Company does not plan to restate any previously issued financial statements in connection with its adoption of FIN 46, but it will provide disclosures of the pro forma impact of FIN 46 on all previous fiscal periods presented in its financial statements. Accordingly, upon consolidation of this entity on December 31, 2003, the Company will increase its assets and long-term debt by approximately $65,200 and $75,500, respectively. Additionally, the Company will record an expense for the cumulative effect of a change in accounting principle of approximately $10,300 ($6,400, net of the applicable income tax benefit), or approximately $.06 per share (diluted), representing primarily the cumulative depreciation expense on the office buildings and data center facility through December 31, 2003. In 2004, the Company will begin recording additional depreciation expense of approximately $3,200 per year relating to these newly consolidated assets.

NOTE 2. ACQUISITIONS

Soza & Company, Ltd.

On February 20, 2003, the Company acquired all of the outstanding shares of Soza & Company, Ltd. (“Soza”), a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, the Company increased its customer base and service offerings in the Government Services segment.

The purchase price comprised $73,527 in cash (net of $2,222 of cash acquired), $5,000 of which is being held in an escrow account for up to two years, and may include additional payments totaling up to $32,000 in cash or stock over the next two years. The possible future payments are contingent upon Soza achieving certain financial targets over the same period, and at the Company’s discretion, up to 70% of these payments may be settled in Class A Common Stock of the Company. The results of operations of Soza and the estimated fair value of assets acquired and liabilities assumed are included in the Company’s condensed consolidated financial statements beginning on the acquisition date. The excess purchase price over net assets acquired of $53,876 was recorded as goodwill on the condensed consolidated balance sheets. The goodwill was assigned to the Government Services segment and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following table summarizes the estimated fair values of the Soza assets acquired and liabilities assumed at the date of acquisition.

As of
February 20, 2003

Current assets	$31,286
Property, equipment and purchased software, net	1,833
Goodwill	53,876
Other non-current assets	15,387

102,382
Current liabilities	(21,597)
Other non-current liabilities	(5,036)

Purchase consideration	$75,749

Other

During the first nine months of 2003, the Company determined that financial performance targets for two acquisitions were achieved. As a result, an additional $10,000 in cash was paid to the previous owners of Advanced Receivable Strategy, Inc. (“ARS”). The Company acquired substantially all of the assets of ARS during 2001. The related goodwill was assigned to the IT Solutions segment and is deductible for tax purposes. In addition, the Company paid $3,000 in cash to the previous shareholders of ADI Technology Corporation (“ADI”), which the Company acquired in 2002. Also during the first nine months of 2003, the Company recorded a purchase price adjustment for ADI based on the completion of a contractual purchase price adjustment period, which reduced goodwill by $2,985.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by reporting segment are as follows:

		Government
	IT Solutions	Services	Consulting	Total

Balance as of December 31, 2002	$112,805	$26,899	$71,371	$211,075
Additional goodwill for ADI acquisition	—	15	—	15
Additional goodwill for ARS acquisition	10,000	—	—	10,000
Goodwill for Soza acquisition	—	53,876	—	53,876

Balance as of September 30, 2003	$122,805	$80,790	$71,371	$274,966

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Identifiable intangible assets as of September 30, 2003, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Service marks	$5,552	$(2,731)	$2,821
Customer based assets	15,949	(1,852)	14,097
Other intangible assets	3,735	(1,724)	2,011

Balance at September 30, 2003	$25,236	$(6,307)	$18,929

Total amortization expense for identifiable intangible assets was $1,213 and $2,796 for the three and nine months ended September 30, 2003, respectively, and $629 and $1,634 for the three and nine months ended September 30, 2002, respectively. Amortization expense is estimated at $3,832, $4,201, $4,049, $3,458, $2,634 and $2,219 for the years ended December 31, 2003 through 2008, respectively. Identifiable intangible assets are amortized over their estimated useful lives, ranging from 18 months to 15 years. The weighted average useful life is approximately six years.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss), net of tax, was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Net income (loss)	$15,710	$18,740	$(7,426)	$58,341
Foreign currency translation adjustments	736	696	3,295	4,006
Other	(680)	(142)	(10)	(171)

Total comprehensive income (loss)	$15,766	$19,294	$(4,141)	$62,176

NOTE 5. STOCKHOLDERS’ EQUITY

The components of “Other stockholders’ equity” were as follows:

	September 30, 2003	December 31, 2002

Retained earnings	$278,683	$286,109
Other	(1,086)	(1,409)

Total other stockholders’ equity	$277,597	$284,700

At September 30, 2003, there were 107,190 shares of the Company’s Class A Common Stock outstanding and 3,917 shares of Class B Common Stock outstanding. At December 31, 2002, there were 105,272 shares of the Company’s Class A Common Stock outstanding and 3,392 shares of the Company’s Class B Common Stock outstanding. The increase in the number of shares of Class A Common Stock is due to the exercise of options and the issuance of shares to participants in the Employee Stock Purchase Plan.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6. EXITING OF BUSINESS RELATIONSHIPS

During the three months ended June 30, 2003, the Company exited an under-performing contract that included a software development project in which the actual development costs were expected to exceed the estimated costs as stated in the contract. While the contract provides for the Company to collect most of the excess of the actual cost over the estimate in the contract, the Company and its client were unable to reach agreement on the timing and form of payment for the excess. As a result, the Company recorded $17,676 of expense in direct cost of services, which is composed of the following:

•	The impairment of assets related to this contract totaling $20,743, including the impairment of $14,729 of long-term accrued revenue;

•	The accrual of estimated costs to exit this contract of $3,766; and

•	Partially offsetting the above expenses, the reversal of $6,833 in accrued liabilities that had been recognized for future losses that the Company expected to incur to complete the application development project.

In the second quarter of 2002, the Company began to expect that the application development project would generate a loss. The Company did not recognize a loss on the contract at that time because it expected that the contract would be profitable in the aggregate over its term. As part of the Company’s adoption of EITF 00-21 in the first quarter of 2003, the Company separated the deliverables in the contract into separate units of accounting and recognized an estimated loss on the application development project totaling approximately $19,500 (approximately $12,090, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. The Company is providing the services necessary to transition certain functions back to the client, which may be completed during the fourth quarter of 2003.

During the three months ended September 30, 2002, the Company exited a technology infrastructure services joint venture. As a result, the Company received a payment of $7,267 and incurred expenses of $89 that were recorded in revenue and direct cost of services, respectively.

During the three months ended June 30, 2002, the Company terminated a business relationship. As a result, the Company received a termination fee of $7,289 and incurred expenses of $759 that were recorded in revenue and direct cost of services, respectively. In addition, in connection with this termination, the Company reduced a deferred tax asset valuation allowance, resulting in an income tax benefit of $1,565.

NOTE 7. SEGMENT DATA

The Company’s operations are classified into three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services, and Consulting. The IT Solutions segment provides services to customers primarily under long-term contracts in strategic relationships. These services include technology and business process outsourcing, as well as industry domain-based short-term project and consulting offerings. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense and various other governmental agencies. The Consulting segment provides services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. The Company’s remaining operating areas and corporate activities are included in “Other” and include profits and expenses that are not related to the operations of the other reportable segments.

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

The following is a summary of certain financial information by reportable segment:

	IT	Government
	Solutions	Services	Consulting	Other	Total

For the three months ended September 30, 2003:
Revenue	$302,152	$54,185	$14,520	$473	$371,330
Income (loss) before taxes	16,405	2,610	597	6,141	25,753
For the three months ended September 30, 2002:
Revenue	$307,589	$19,280	$15,266	$362	$342,497
Income (loss) before taxes	28,280	853	1,152	689	30,974
For the nine months ended September 30, 2003:
Revenue	$877,647	$147,571	$41,279	$1,235	$1,067,732
Income (loss) before taxes	35,630	9,676	(82)	13,026	58,250
For the nine months ended September 30, 2002:
Revenue	$935,789	$19,280	$45,196	$1,476	$1,001,741
Income (loss) before taxes	86,700	853	2,286	4,006	93,845

As discussed above in Note 6, during the first nine months of 2003 the Company recorded $17,676 of expense in direct cost of services associated with exiting an under-performing contract, which is included in the IT Solutions segment. In addition, as discussed below in Note 8, the Company revised its estimates to complete its previous years streamlining efforts, resulting in a reduction in selling, general and administrative expenses (“SG&A”) of $6,272, which is included in the “Other” category.

As discussed in Note 6, during the first nine months of 2002 the Company recorded $14,556 of revenue associated with the terminations of two business relationships, and this revenue is included in the IT Solutions segment. Because of the nature of this revenue, the Company has reported the related gross profit of $13,708 in “Other.”

Also included in “Other” for the first nine months of 2002 are a payment received from a customer in bankruptcy that was previously believed to be unrecoverable, severance and other costs to exit certain activities, and expenses associated with the California energy investigations and related litigation as discussed below in Note 11.

NOTE 8. REALIGNED OPERATING STRUCTURE

During 2001, the Company realigned its operating structure in order to strengthen the Company’s market position and reduce its costs, which resulted in charges of $74,690. In 2002, the Company continued efforts to streamline its operations and recorded charges of $8,151 in the second quarter and $2,936 in the third quarter related to severance and other costs to exit certain activities.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The payments made against these charges during the first nine months of 2003 are as follows:

	Employee	Facility
	Related	Related
	Costs	Costs	Total

Provision balance at December 31, 2002	$7,629	$14,382	$22,011
Less: cash payments	(725)	(7,859)	(8,584)
Less: changes in estimate	(5,336)	(936)	(6,272)

Remaining balance at September 30, 2003	$1,568	$5,587	$7,155

During 2003, the Company revised its estimates to complete its previous years streamlining efforts, resulting in a reduction in SG&A and in the related liabilities of $6,272. The change in estimate for the employee related costs primarily related to the favorable resolution of an employment dispute, and the change in estimate for the facility related costs was primarily due to changes in the estimated costs to close two facilities. The remaining balance of $7,155 is included on the condensed consolidated balance sheets in the amounts of $2,863 in accrued liabilities and $4,292 in other non-current liabilities and is expected to be settled by the end of 2006.

NOTE 9. INCOME TAXES

During the first nine months of 2002, the Company reduced a deferred tax asset valuation allowance of $1,565 in connection with the termination of a certain business relationship. Without the effect of this $1,565 tax benefit, the effective tax rate for the first nine months of 2002 would have been 39.5%.

NOTE 10. EARNINGS PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle.

	For the three months ended September 30,

	2003	2002

Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$15,710	$18,740

Weighted average common shares outstanding	110,755	106,840

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.14	$0.18

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$15,710	$18,740

Weighted average common shares outstanding	110,755	106,840
Incremental shares assuming dilution	4,450	6,110

Weighted average diluted common shares outstanding	115,205	112,950
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.14	$0.17

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the nine months ended September 30,

	2003	2002

Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$35,533	$58,341

Weighted average common shares outstanding	109,876	105,392

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.32	$0.55

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$35,533	$58,341

Weighted average common shares outstanding	109,876	105,392
Incremental shares assuming dilution	4,786	9,865

Weighted average diluted common shares outstanding	114,662	115,257
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.31	$0.51

For the three and nine months ended September 30, 2003, options to purchase 21,508 and 21,546 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were higher than the Company’s average stock price for these periods. For the three and nine months ended September 30, 2002, options to purchase 17,366 and 15,522 shares, respectively, of the Company’s common stock were excluded for the same reason as discussed above.

NOTE 11. CONTINGENCIES

Litigation

The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the outcomes of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

IPO Allocation Securities Litigation

In July and August 2001, the Company, as well as some of its current and former officers and the investment banks that underwrote the Company’s initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving the Company focuses on alleged improper practices by the investment banks in connection with the Company’s initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional Company shares in aftermarket trading. The lawsuit also alleges that the Company should have disclosed in its public

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

offering prospectus the alleged practices of the investment banks, whether or not the Company was aware that the practices were occurring.

During 2002, the individual Company defendants were dismissed from the case. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in response to the defendant’s motion to dismiss, the court dismissed the plaintiffs’ Rule 10b-5 claims against the Company, but did not dismiss the remaining claims.

The Company recently decided to accept a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against the Company and its current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims the Company may have against the underwriters. The Company would not be required to make any cash payment with respect to the settlement. The proposed settlement requires approval of an unspecified percentage of issuers. The proposed settlement would also require court approval, which cannot be assured. In the event that the settlement is not completed, the Company will continue to vigorously defend itself in this case.

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

Other Contingencies

Contract-Related Contingency

As discussed above in Note 6, during the second quarter of 2003, the Company exited an under-performing contract that included a software development project in which the actual development costs were expected

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

to exceed the estimated costs as stated in the contract. While the contract provides for the Company to collect most of the excess of the actual cost over the estimate in the contract, the Company and its client were unable to reach agreement on the timing and form of payment for the excess.

The Company is providing the services necessary to transition certain functions back to the client, which may be completed during the fourth quarter of 2003.

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

NOTE 12. GUARANTEES AND INDEMNIFICATIONS

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” to its agreements that contain guarantee or indemnification clauses. FIN 45 requires the Company to disclose certain types of guarantee and indemnification arrangements, even if the likelihood of the Company being required to perform under these arrangements is remote. The following is a description of arrangements in which the Company is a guarantor, as defined by FIN 45.

The Company is a party to a variety of agreements under which it may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts under which the Company agrees to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to the Company’s services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. However, the Company has purchased and expects to continue to purchase a variety of liability insurance policies which are expected, in most cases, to limit the Company’s financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, the Company has not historically incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the likelihood of a material liability under these arrangements is remote. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

The Company includes warranty provisions in substantially all of its customer contracts in the ordinary course of business. These provisions generally provide that the Company’s services will be performed in an appropriate and legal manner and that its products and other deliverables will conform in all material respects to specifications agreed between the Company and its customer. The Company’s obligations under these agreements may be limited in terms of time or amount or both. In addition, the Company has purchased and expects to continue to purchase errors and omissions insurance policies which are expected, in most cases, to limit the Company’s financial exposure to claims covered by such policies. Because the Company’s obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, the Company records liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of September 30, 2003, the Company had no liability recorded for warranty claims.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATION

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables

We have long-term fixed-price contracts that include multiple deliverables. Prior to January 1, 2003, we recognized revenue on these contracts under the percentage-of-completion method using incurred costs as a measure of progress towards completion. On November 21, 2002, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. We were required to apply the provisions of EITF 00-21 to all new agreements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, we were permitted to apply EITF 00-21 to existing agreements and record the effect of adoption as the cumulative effect of a change in accounting principle. On January 1, 2003, we adopted EITF 00-21 and changed our method of accounting for revenue from agreements with multiple deliverables for both existing and prospective customer contracts.

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

To illustrate the impact of the adoption of EITF 00-21 on our financial results for 2002, we have shown in the table below the pro forma revenue, gross profit, gross margin and net income (loss) as if EITF 00-21 had been applied during the three and nine months ended September 30, 2002 (amounts in millions):

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002

		Impact from	Pro Forma		Impact from	Pro Forma
	Reported	EITF 00-21	Amounts	Reported	EITF 00-21	Amounts

Revenue	$342.5	$(7.6)	$334.9	$1,001.7	$(27.1)	$974.6
Gross profit	79.8	(10.1)	69.7	237.3	(37.4)	199.9
Gross margin	23.3%		20.8%	23.7%		20.5%
Net income (loss)	18.7	(6.2)	12.5	58.3	(23.1)	35.2

The amount of revenue we recognized during the three and nine months ended September 30, 2003, which was included as a component of the cumulative effect of a change in accounting principle relating to the adoption of EITF 00-21, was not significant. The impact of EITF 00-21 on the three and nine months ended September 30, 2002, as reflected above, was limited to the IT Solutions segment.

Exiting of a Customer Contract

During the second quarter of 2003, we exited an under-performing contract that included a software development project in which the actual development costs were expected to exceed the estimated costs as stated in the contract. While the contract provides for us to collect most of the excess of the actual cost over the estimate in the contract, we and our client were unable to reach agreement on the timing and form of payment for the excess. As a result, we recorded $17.7 million of expense in direct cost of services, which is composed of the following:

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

In the second quarter of 2002, we began to expect that the application development project would generate a loss. However, we did not recognize a loss on the contract at that time because we expected that the contract would be profitable in the aggregate over its term. As part of our adoption of EITF 00-21 in the first quarter of 2003, we separated the deliverables in the contract into separate units of accounting and recognized a net estimated loss on the application development project totaling approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. The $19.5 million net estimated loss on the application development project had the following net impact on revenue, direct cost of services and gross profit for each quarterly period of 2002 (in millions):

	Three months ended

	June 30	September 30	December 31

Revenue	$(5.0)	$(1.0)	$(3.8)
Direct cost of services	7.7	2.5	0.4

Gross profit	(12.7)	(3.5)	(4.2)

We are providing the services necessary to transition certain functions back to the client, which may be completed during the fourth quarter of 2003.

Comparison of the Three Months Ended September 30, 2003 and 2002

Revenue

Revenue for the third quarter of 2003 increased by $28.8 million, or 8.4%, to $371.3 million from revenue of $342.5 million in the third quarter of 2002. As noted above, we adopted EITF 00-21 effective January 1, 2003, which adjusted revenue recognized on existing contracts based on the new criteria of EITF 00-21 regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The effect from this change in accounting is reflected above in the presentation of pro forma amounts for revenue, gross profit, gross margin and net income (loss) for the three months ended September 30, 2002. The following comparison of third quarter 2003 to third quarter 2002 was prepared using pro forma amounts for third quarter 2002.

Revenue for the third quarter of 2003 increased by $36.4 million, or 10.9%, compared to pro forma third quarter 2002 revenue of $334.9 million. This increase in revenue is due to increases in revenue from the Government Services and IT Solutions segments, partially offset by a decrease in revenue from the Consulting segment.

Revenue from Government Services increased $34.9 million, or 180.8%, to $54.2 million in the third quarter of 2003 from $19.3 million for the third quarter of 2003. The increase is primarily attributable to the acquisition of Soza & Company, Ltd. in February 2003.

Revenue from the IT Solutions segment increased $2.2 million, or 0.7%, to $302.2 million in the third quarter of 2003 from pro forma revenue of $300.0 million in the third quarter of 2002. This net increase

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

was primarily attributable to a $25.1 million increase in revenue from contracts signed in the twelve-month period following the third quarter of 2002. Partially offsetting the increase were:

•	an $18.7 million decrease in revenue as a result of exiting business relationships and under-performing delivery units during 2002, including two joint ventures;

•	a $3.3 million decrease from UBS to $58.7 million in 2003 from $62.0 million in 2002; and

•	a $0.9 million net decrease primarily from short-term offerings and project work provided to customers within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs.

Revenue from the Consulting segment decreased 5.2% to $14.5 million in the third quarter of 2003 from $15.3 million in the third quarter of 2002 due primarily to weak demand for custom application solutions and package implementation services.

Gross Margin

Gross margin for the third quarter of 2003 of 18.8% of revenue was lower than the gross margin for the third quarter of 2002 of 23.3% and is lower than the pro forma gross margin for the third quarter of 2002 of 20.8%. The following items are important in understanding the decrease in gross margin as compared to the pro forma gross margin for 2002:

•	In the third quarter of 2002, we recorded revenue of $7.3 million and direct cost of services of $0.1 million, resulting in gross profit of $7.2 million, associated with exiting an infrastructure joint venture; and

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for the third quarter of 2002 includes a reduction of $3.5 million associated with the adoption of EITF 00-21 for this contract ($1.0 million as a reduction of revenue and $2.5 million as an increase in direct cost of services).

Without the effects of these items, gross margin for the third quarter of 2003 would have decreased to 18.8% of revenue from a gross margin of 20.1% in the third quarter of 2002 (calculated by adjusting the pro forma gross margin of 20.8% for the third quarter of 2002 for the 2002 items discussed above). The year over year decline in gross margin is due to low profitability in the early phases of new contracts signed in the twelve-month period following the third quarter of 2002 and an increase in expense for year-end bonuses to be paid to associates, partially offset by increased profitability from certain fixed-price contracts. During the third quarter of 2003, we recorded additional expense for associate year-end bonuses as compared to the prior year period, which reduced gross margin for the third quarter of 2003 by 1.2 percentage points.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2003 decreased 8.8% to $46.9 million from $51.4 million for the third quarter of 2002. SG&A for the third quarter of 2003 was 12.6% of revenue, which is lower than SG&A for the third quarter of 2002 of 15.3% of pro forma revenue. In our analysis of SG&A for the third quarters of 2003 and 2002, we identified the following items that are important in understanding this change:

•	During the third quarter of 2002, we recorded $3.0 million of expense in SG&A associated with the elimination of approximately 52 positions in connection with a restructuring of European operations;

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	During the third quarter of 2002, we recorded $5.1 million of expense in SG&A associated with our response to investigations of the California energy crisis; and

•	During the third quarter of 2003, we recorded a reduction of expense of $0.9 million resulting from a revised estimate of liabilities associated with our prior year streamlining efforts.

Without the effects of these items, SG&A would have increased by $4.5 million, or 10.4%, to $47.8 million for the third quarter of 2003 from $43.3 million for the third quarter of 2002. As a percentage of revenue, SG&A was consistent at 12.9% of revenue for the third quarters of 2003 and 2002 (using pro forma revenue).

Other Statement of Operations Items

Equity in earnings of unconsolidated affiliates, which represents our share of the earnings of HCL Perot Systems N.V. (HPS), a software joint venture based in India, was $1.7 million in the three months ended September 30, 2003, compared to $2.1 million in the same period of 2002.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Revenue

Revenue for the nine months ended September 30, 2003, increased by $66.0 million, or 6.6%, to $1,067.7 million from revenue of $1,001.7 million for the nine months ended September 30, 2002. As noted above, we adopted EITF 00-21 effective January 1, 2003, which adjusted revenue recognized on existing contracts based on the new criteria of EITF 00-21 regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The effect from this change in accounting is reflected above in the presentation of pro forma amounts for revenue, gross profit, gross margin and net income (loss) for the nine months ended September 30, 2002. The following comparison of the first nine months of 2003 to the first nine months of 2002 was prepared using pro forma amounts for the first nine months of 2002.

Revenue for the first nine months of 2003 increased by $93.1 million, or 9.6%, compared to pro forma revenue for the first nine months of 2002 of $974.6 million.

Revenue from Government Services increased $128.3 million, or 664.8%, to $147.6 million for the first nine months of 2003 from $19.3 million for the same period in 2002. This increase is attributable to the acquisitions of Soza & Company, Ltd. in February 2003 and ADI Technology Corporation in July 2002.

Revenue from the IT Solutions segment decreased $31.1 million, or 3.4%, to $877.6 million for the first nine months of 2003 from pro forma revenue of $908.7 million in the same period of 2002. This decrease was primarily attributable to:

•	An $18.0 million decrease from existing accounts, short-term offerings, and project work that is provided to customers within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs;

•	A $49.3 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002, including two joint ventures; and

•	A $12.0 million decrease from UBS to $177.5 million in 2003 from $189.5 million in 2002.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

These decreases in revenue were partially offset by a $48.2 million increase in revenue from contracts signed in the twelve-month period following the third quarter of 2002.

Revenue from the Consulting segment decreased 8.8% to $41.2 million in the first nine months of 2003 from $45.2 million in the same period of 2002 due primarily to the weak demand for custom application solutions and package implementation services.

Gross Margin

Gross margin for the nine months ended September 30, 2003, was 17.5% of revenue, which is lower than the gross margin for the nine months ended September 30, 2002, of 23.7% and the pro forma gross margin for the nine months ended September 30, 2002, of 20.5%. The following items are important in understanding the decrease in gross margin as compared to the pro forma gross margin for 2002:

•	In the first nine months of 2002, we recorded revenue of $14.6 million and direct cost of services of $0.9 million, resulting in gross profit of $13.7 million, associated with the terminations of two business relationships;

•	In the first nine months of 2002, we received a $3.0 million payment from a customer in bankruptcy reorganization that was previously believed to be unrecoverable;

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for the first nine months of 2002 includes a reduction of $16.2 million associated with the adoption of EITF 00-21 for a contract we exited ($6.0 million as a reduction of revenue and $10.2 million as an increase in direct cost of services); and

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct cost of services associated with the exiting of this contract.

Without the effects of these items, gross margin for the first nine months of 2003 would have decreased to 19.2% of revenue from a gross margin of 20.6% in the same period of 2002 (calculated by adjusting the pro forma gross margin of 20.5% for the first nine months of 2002 for the 2002 items discussed above). The year over year decline in gross margin is primarily due to low profitability in the early phases of new contracts signed in the twelve-month period following the third quarter of 2002, an increase in expense for year-end bonuses to be paid to associates, and $3.6 million of expense associated with unfulfilled minimum purchase commitments. During the first nine months of 2003, we recorded additional expense for associate year-end bonuses as compared to the prior year period, which reduced gross margin for the first nine months of 2003 by 0.6 percentage points.

Selling, General, and Administrative Expenses

SG&A for the nine months ended September 30, 2003, decreased 9.3% to $137.3 million from $151.4 million for the same period of 2002. SG&A for the first nine months of 2003 was 12.9% of revenue, which is lower than SG&A for the same period of 2002 of 15.5% of pro forma revenue. In our analysis of SG&A for the first nine months of 2003 and 2002, we identified the following items that are important in understanding this change:

•	During the first nine months of 2002, we recorded $11.1 million of expense in SG&A relating to severance and other costs to exit activities and $8.7 million of expense associated with our response to investigations of the California energy crisis; and

•	During the first nine months of 2003, we recorded $3.3 million of expense in SG&A related to severance and other costs to eliminate approximately 150 positions in various business functions and

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

geographic areas. In addition, we recorded a reduction of expense of $6.3 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute.

Without the effects of these items, SG&A would have increased by $8.7 million, or 6.6%, to $140.3 million for the first nine months of 2003 from $131.6 million for the same period of 2002. As a percentage of revenue, SG&A would have decreased to 13.1% of revenue for the first nine months of 2003 from 13.5% of pro forma revenue for the prior year period. This decrease is primarily the result of the benefits obtained from our prior year streamlining efforts. Partially offsetting these expense reductions is an increase in SG&A expenses associated with our recently formed Government Services segment.

Other Statement of Operations Items

Equity in earnings of unconsolidated affiliates, which represents our share of the earnings of HPS, was $4.7 million in the nine months ended September 30, 2003, compared to $6.1 million in the same period of 2002.

The effective tax rate for income before the cumulative effect of a change in accounting principle for the nine months ended September 30, 2003, was 39.0%. During the second quarter of 2002, we reduced a deferred tax asset valuation allowance of $1.6 million in connection with the termination of a business relationship. Without the effect of this $1.6 million tax benefit, the effective tax rate for the first nine months of 2002 would have been 39.5%.

Business Outlook

The following statements regarding our business outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. In formulating this outlook, we considered recent and potential sales, acquisitions and current market conditions.

As discussed more fully below in “Accounting Standards Issued,” we delayed our adoption of Financial Accounting Standards Board Interpretation No. 46 (FIN 46) following the FASB’s deferral of the effective date of FIN 46. We now expect to adopt FIN 46 as of December 31, 2003, and will record an expense for the cumulative effect of a change in accounting principle of approximately $10.3 million ($6.4 million, net of the applicable income tax benefit), or approximately $.06 per share (diluted), representing primarily the cumulative depreciation expense on the office buildings and a data center facility through December 31, 2003.

For the fourth quarter of 2003, we expect revenue to range from $363.0 million to $378.0 million, representing an increase between 9.9% and 14.4% as compared to the fourth quarter of 2002. Comparing revenue for the third quarter of 2003 to our expected revenue for the fourth quarter of 2003:

•	We expect approximately $10.0 million of sequential revenue expansion related to recent new contract sales, which are expected to have low profitability in the early phases of these contracts; and

•	Partially offsetting revenue expansion from recently signed contracts will be approximately $13.0 million of revenue declines, primarily as the result of services we were performing under short-term contracts that we are currently securing under long-term arrangement and contract extensions, and a previously disclosed contract we are exiting.

Earnings per share (diluted) for the fourth quarter of 2003, prior to the cumulative effect of a change in accounting principle related to our adoption of FIN 46 of approxmiately $0.06 per share (diluted), is expected to range from $0.12 to $0.14. We believe that this earnings per share information is important to investors as it will allow them to better compare expected earnings for the fourth quarter of 2003 to earnings for prior periods. Earnings per share (diluted) for the fourth quarter of 2003 is expected to range from $0.06 to $0.08.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, cash and cash equivalents decreased 9.4% to $192.9 million from $212.9 million at December 31, 2002.

Net cash provided by operating activities was $77.3 million for the nine months ended September 30, 2003, compared to net cash provided by operating activities of $35.2 million for the nine months ended September 30, 2002. The primary reasons for this increase in cash provided by operations are as follows:

•	Net cash paid for income taxes decreased by $10.6 million, with net refunds of $3.0 million in 2003 compared to net payments of $7.6 million in 2002;

•	Year-end bonuses paid to associates in 2003 decreased as compared to 2002 by approximately $9.3 million; and

•	Improved operating cash flows from several customer accounts, including the contract that we exited during the second quarter of 2003.

Net cash used in investing activities decreased to $110.7 million for the nine months ended September 30, 2003, from $123.1 million for the same period in 2002. This decrease was due primarily to a $9.6 million decrease in the amount of net cash paid for acquisitions of businesses:

•	During the first nine months of 2002, we paid $98.3 million net cash for acquisitions, including $49.6 million net cash for the acquisition of Claim Services Resource Group, Inc., $37.8 million of net cash for the acquisition of ADI, and $10.0 million as additional consideration related to the acquisition of ARS; and

•	During the first nine months of 2003, we paid $88.7 million net cash for acquisitions, including $73.5 million net cash for the acquisition of Soza and $10.0 million as additional consideration related to the acquisition of ARS.

For the nine months ended September 30, 2003, net cash provided by financing activities decreased to $6.4 million from $12.8 million for the nine months ended September 30, 2002. This decrease is due primarily to a decrease in the exercise of options to purchase Class A Common Stock and Class B Common Stock during the first nine months of 2003 from the same period in 2002. This decrease was partially offset by a decrease in the number of shares of our Class A Common Stock that we repurchased in the first nine months of 2003 as compared to the first nine months of 2002.

We have no committed line of credit or other borrowings and anticipate that existing cash and cash equivalents and expected net cash flows from operating activities will provide sufficient funds to meet our operating needs for the foreseeable future. We may obtain a line of credit, which we could use if we make additional acquisitions using cash. As discussed under “Accounting Standards Issued,” upon adoption of FIN 46 we will increase our long-term debt by approximately $75.5 million.

We continue to have discussions with the other shareholder of HPS regarding the potential purchase of its equity ownership in HPS or the potential sale of our equity ownership in HPS to the other shareholder. The completion of such a transaction would have a significant impact on our cash balance.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Contract-Related Contingency

As discussed above, during the second quarter of 2003 we exited an under-performing contract. We expected this contract to be profitable in the aggregate over its term, but the contract included an application development element that was expected to generate a loss for its remaining term and was negatively impacting our cash flow. As previously disclosed in our 2002 Form 10-K, the cost of this application development element was expected to exceed the original estimate stated in the contract. While the contract provides for us to collect most of the excess of the actual cost over the original estimate, we were unable to reach agreement with the client on the timing and form of payment for the excess. We are providing the services necessary to transition certain functions back to the client, which may be completed during the fourth quarter of 2003.

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

Accounting Standards Issued

Financial Accounting Standards Board Interpretation No. 46

In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the criteria for consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. On October 9, 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to variable interest entities created prior to February 1, 2003, which now must be consolidated as of the end of the first interim or annual period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. We currently do not consolidate this entity but will be required to consolidate this entity under FIN 46 beginning on December 31, 2003. We do not plan to restate any previously issued financial statements in connection with our adoption of FIN 46, but we will provide disclosures of the pro forma impact of FIN 46 on all previous fiscal periods presented in our financial statements. Accordingly, upon consolidation of this entity on December 31, 2003, we will increase our assets and long-term debt by approximately $65.2 million and $75.5 million, respectively. Additionally, we will record an expense for the cumulative effect of a change in accounting principle of approximately $10.3 million ($6.4 million, net of the applicable income tax benefit), or approximately $.06 per share (diluted), representing primarily the cumulative depreciation expense on the office buildings and data center facility through December 31, 2003. In 2004, we will begin recording additional depreciation expense of approximately $3.2 million per year relating to these newly consolidated assets.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating all

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as: risks associated with negotiating and exiting contractual relationships; risks associated with expanding earnings from new sales; as well as other risks, including the loss of major clients; deterioration of project and consulting-based revenue and profit; our ability to achieve future sales; changes in our UBS relationship and variability of revenue and expense associated with UBS, as well as other clients; risks associated with the portion of client revenue and profits representing spending above contractual minimums, which could be deemed as discretionary by clients and result in lower revenue and earnings for us with limited notice; the current and future performance of client contracts; risks associated with non-recoverable cost overruns on software development contracts; risks associated with the development of software products, including the risk that capitalized costs of development may not be fully recovered if the market for our products or the ability of our products to capture a portion of the market differs materially from our estimates, the risk that the cost of product development differs materially from our estimates, and the risk that a delay in product introduction may reduce the portion of the market captured by our product; growing start-up businesses; the highly competitive market in which we operate; the variability of quarterly operating results; the reliance on estimates that involve successful completion of future actions; guaranteed purchase agreements; changes in technology; changes to accounting methods; risks associated with acquisitions and divestitures, and risks related to international operations. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of our market-risk associated with foreign currencies as of December 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended September 30, 2003, there has been no significant change in related market risk factors.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.1	Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10, dated April 30, 1997.)

10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)

10.3	1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)

10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)

10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)

10.6	Advisor Stock Option/Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10, dated April 30, 1997.)

10.7	Form of Restricted Stock Agreement (Advisor Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10, dated April 30, 1997.)

10.8	Form of Stock Option Agreement (Advisor Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10, dated April 30, 1997.)

10.9	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.10	Amended and Restated 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.11	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.12	2001 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.47 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.13	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan)(Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

Exhibit No.	Document

10.14	Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)

10.15	Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)

10.16	Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)

10.17	Employment Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)

10.18	Nonstatutory Stock Option Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)

10.19	Amended and Restated Master Operating Agreement dated January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10, dated April 30, 1997.)

10.20	Amendment No. 1 to Amended and Restated Master Operating Agreement dated September 15, 2000, between UBS AG and the Company (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.21	Amended and Restated PSC Stock Option and Purchase Agreement dated April 24, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10, dated April 30, 1997.)

10.22	Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.23	Amendment No. 1 to Second Amended and Restated Agreement for EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.24	Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.)

10.25	Asset Purchase Agreement dated as of June 8, 2001 by and among the Company, PSARS, LLC, Advanced Receivables Strategy, Inc. (“ARS”), Advanced Receivables Strategy – Government Accounts Division, Inc. (“GAD”), Meridian Healthcare Staffing, LLC (“Meridian”), Cash-Net, LLC (“Cash-Net”) and the owners of ARS, GAD, Meridian and Cash-Net (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 10, 2001.)

10.26	Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc., Soza & Company, Ltd. and the stockholders of Soza (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed March 7, 2003.)

10.27	Master Lease Agreement And Mortgage and Deed of Trust dated as of June 22, 2000, between Perot Systems Business Trust No. 2000-1 and PSC Management Limited Partnership (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.)

10.28	Commercial Sublease dated September 18, 2002, by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)

10.29	Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)

21.1	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

Exhibit No.	Document

31.1*	Rule 13a-14 Certification dated November 12, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated November 12, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated November 12, 2003, by Ross Perot, Jr., President and Chief Executive Officer.

32.2**	Section 1350 Certification dated November 12, 2003, by Russell Freeman, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

                  On July 22, 2003, we filed a Current Report on Form 8-K to amend our disclosure contained in Exhibit 2.1 to our Form 8-K filed on March 7, 2003 reporting the acquisition, through our wholly owned subsidiary, Perot Systems Government Services, Inc., of all of the issued and outstanding stock of Soza & Company, Ltd. This amended disclosure was filed under Item 5 of Form 8-K.

                  On July 29, 2003, the Company filed a Current Report on Form 8-K to report a press release and disclose the Rule 10b5-1 Sales Plan dated May 5, 2003, between Peter A. Altabef, our Vice President, Secretary and General Counsel and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The matter was reported under Item 5 of Form 8-K.

                  On August 14, 2003, the Company filed a Current Report on Form 8-K to report a press release. The matter was reported under Item 12 of Form 8-K.

* Filed herewith.

** Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)

Date: November 12, 2003	By /s/ ROBERT J. KELLY Robert J. Kelly Corporate Controller and Principal Accounting Officer