Form 10-K
period 2003-12-31
PEROT SYSTEMS CORP
filed 2004-03-15
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 0-22495

PEROT SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2230700
(State of Incorporation)	(I.R.S. Employer Identification No.)

2300 WEST PLANO PARKWAY PLANO, TEXAS	75075
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number)

(972) 577-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Class A Common Stock	New York Stock Exchange
Par Value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

     As of June 30, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange, was approximately $851,163,813 (calculated by excluding shares owned beneficially by directors and officers).

     Number of shares of registrant’s common stock outstanding as of February 27, 2004: 113,254,221

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2003.

FORM 10-K

For the Year Ended December 31, 2003

PART I

      This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption “Risk Factors.” These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 1.	Business

Overview

      Perot Systems Corporation is a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, chosen from a breadth of services, including technology outsourcing, business process outsourcing, development and integration of systems and applications, and business and technology consulting services.

      With this approach, our customers benefit from integrated service offerings that help synchronize their strategy, systems, and infrastructure. As a result, we help our customers achieve their business objectives, whether those objectives are to accelerate growth, streamline operations, or enhance customer service capabilities.

      Our customers may contract with us for any one or more of our services, which fall into the following categories:

•	IT outsourcing services — includes multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including application systems outsourcing, technology infrastructure outsourcing (including mainframe and network support services, maintenance services and helpdesk services), and back office outsourcing. We typically hire a significant portion of the customers’ staff that has supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost. Our IT outsourcing contracts are priced using a variety of mechanisms, including level-of-effort, direct costs plus a fee (which may be either a fixed amount or a percentage of direct costs incurred), fixed-price, unit price, and risk/reward. Depending on a customer’s business requirements and the pricing structure of the contract, the cash flows from a contract can vary significantly during a contract’s term. With fixed-price contracts or when an upfront payment is required to purchase assets, an IT outsourcing contract will typically produce less cash flow at the beginning of the contract with significantly more cash flow generated as efficiencies are realized later in the term. With a cost plus contract, the cash flows tend to be relatively consistent over the term of the contract.

•	Business process services — includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services, which we offer on a stand-alone basis. We classify our Business Process Services in three categories: transaction processing services, back-office services, and professional services related to non-technical functions.

•	Consulting services — includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services, which we offer to customers typically on a short-term basis.

      Our contracts utilize a wide variety of pricing mechanisms, used to meet customer business requirements. In determining how to price a contract, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2003:

•	Approximately 33% of our revenue is from fixed price contracts where our customers pay us a set amount for contracted services. For some of these fixed price contracts, the price will be set so that the customer realizes an immediate savings in relation to their current expense for an operation we are assuming. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The timeframe it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the operation. We have experienced a substantial increase in our fixed price contract revenue during the past three years.

•	Approximately 30% of our revenue is from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer.

•	Approximately 26% of our revenue is from time and materials contracts where our billings are based on time measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 11% of our revenue is from per-unit pricing where we bill our customers based upon the volume of technology or business units used at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.

      We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome.

      We offer our services under three primary lines of business — IT Solutions, Government Services and Consulting. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 13, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past four years, we have used our acquisition program to strengthen our business in the healthcare market, consulting market (primarily in India), and to expand into the government market. At the same time, we have divested, or exited, certain service offerings and joint ventures that did not meet our criteria for continued investment.

IT Solutions

      IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. Within IT Solutions, we face the market through our four vertical industry groups — Healthcare, Financial Services, Industrial Services and Strategic Markets. Supporting these vertical industry groups is our Global Infrastructure Services group, the delivery organization for our technology outsourcing services and our network and system operations services.

Healthcare

      Our Healthcare group, which represented 45% of our total revenue for 2003 and 55% of revenue for the IT Solutions line of business, provides technology and business process services in four industry markets:

•	Providers — including integrated health systems, free standing hospitals, and physician practices;

•	Payers — including national insurers, Blue Cross and Blue Shield plans, and regional managed care organizations;

•	Life Sciences — including research-based pharmaceutical and contract research companies; and

•	Healthcare Supply Chain — including medical/surgical suppliers and distributors.

      Services that cross all markets include Health Insurance Portability and Accountability Act compliance and remediation consulting, and full and unbundled IT outsourcing. In addition, our Healthcare group provides numerous services and solutions tailored to each market.

      For customers in the provider market, we offer revenue cycle solutions, clinical solutions, health information management, Digital Access, and ERP solution. Combined, these services are targeted to improve quality outcomes and patient safety, increase cash, and improve hospital efficiency and cost control.

      For our payer customers, we offer our Digital Health PlanTM application suite, which provides an integrated set of Web-based self-service applications. In addition, we provide claims processing outsourcing and act as an application service provider for payer enterprise applications. We also offer DIAMOND® 950, which manages more than 8 million members in a variety of payer risk settings. In addition, we provide a range of business and IT strategy, tactical consulting and software development services to companies in this market. Combined, these services are targeted to increase back office efficiency, and improve consumer satisfaction.

      For life science customers, we offer management consulting, and IT strategic planning and outsourcing services.

      For customers in the healthcare supply chain market, we offer technology outsourcing services.

Financial Services

      Our Financial Services group, which represented 19% of our total revenue for 2003, focuses on providing technology solutions to customers in the financial markets, banking and insurance sectors. The technology solutions we provide include application development and management services on both an on-shore and offshore basis, computer and processing systems services, desktop services, outsourcing and applications services management.

      The majority of our revenue for this group comes from our contract with UBS AG, which accounted for 85% of the revenue for our Financial Services group in 2003. Under our agreement with UBS, we provide IT services to UBS Investment Bank, the investment banking division of UBS, as well as other business units of UBS. For UBS, our services consist primarily of technology infrastructure-related services such as outsourcing, customer support, and market data services.

Industrial Services

      Our Industrial Services group, which represented 8% of our total revenue for 2003, focuses on providing business process and technology services primarily for customers in the engineering and construction and automotive markets.

      For the engineering and construction market, we provide solutions that help engineering firms as well as commercial and residential construction firms lower overhead cost, manage project risk, and increase return on assets. We provide these benefits to our customers primarily by applying our expertise in information technology and business processes to all aspects of their business, including the consolidation and integration of technology operations and the implementation of new technology to increase efficiency of their IT infrastructure.

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

Strategic Markets

      Our Strategic Markets group, which represented 9% of our total revenue for 2003, focuses on the maintenance and future development of a selected set of vertical industry markets. By utilizing a single delivery and operations unit that supports the entire group, we are able to optimize our delivery capability and concentrate our resources on building industry expertise and scale.

      The majority of our revenue in the Strategic Markets group comes from customers in the travel and transportation industries, including hotel, food service, vehicle rental, and cargo companies. We also serve a limited number of customers in the communications and energy industries. Our solutions for these markets are focused on solving business critical issues with technology solutions, including IT outsourcing, business process services and application management.

Global Infrastructure Services

      Our Global Infrastructure Services group is responsible for defining the technology strategies for our IT Solutions customers and us. This group identifies new technology offerings and innovations that deliver value to our customers. It manages, updates and maintains our technology infrastructure including networks, data centers, help desks, mainframes, servers, storage, and workspace computing. It also provides senior technology consultants to assist our customers with more complex technology transformations. It manages, resolves and documents problems in our customers’ computing environments. The group also provides comprehensive monitoring, planning, and safeguarding of information technology systems safeguarding against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective action. All of these activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain.

Government Services

      We formed Perot Systems Government Services in July of 2002 through the acquisition of ADI Technology Corporation and then expanded it in February 2003 through the acquisition of Soza & Company, Ltd. This line of business provides consulting and technology-based business process solutions for the Department of Defense, law enforcement agencies, and other governmental agencies.

      We provide engineering and technical services predominantly to organizations with stringent quality, safety, technical, engineering and regulatory requirements. Our services include the direct support of engineering, safety, quality assurance, logistics, environmental solutions, financial management and program management for the United States Navy ships and nuclear-powered submarines.

      We provide management consulting services, information technology and infrastructure support, application design and development, government financial services, business process outsourcing, and outreach, media and communications services to federal agencies such as the U.S. Department of Agriculture, U.S. Coast Guard, U.S. Department of Justice, National Institutes of Health, Environmental Protection Agency, national intelligence agencies and U.S. Department of Energy among others.

      Our service offerings include business process management; enterprise solutions, environmental consulting, financial services, information technology, infrastructure management, management consulting, marine engineering, and ship maintenance and technology consulting.

      Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition.

      U.S. government entities audit our contract costs, including allocated indirect costs, or conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the U.S. government. These government remedies could have a material adverse effect on our results of operations and financial condition.

Consulting

      Our Consulting line of business includes Perot Systems TSI B.V., Perot Systems Solutions Consulting, our Global Software Services group, and a group of management consultants. This line of business provides our customers high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects.

Perot Systems TSI

      On December 19, 2003, we acquired our joint venture partner’s interest in HCL Perot Systems and changed its name to Perot Systems TSI B.V. Perot Systems TSI is an IT services firm specializing in application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technology, as well as performing quality assurance functions on custom applications. UBS is Perot Systems TSI’s largest customer.

Perot Systems Solutions Consulting

      Perot Systems Solutions Consulting provides services ranging from strategy through full implementation of software solutions. These solutions include enterprise resource planning, supply chain management, eBusiness, customer relationship management and related process and technology solutions. We partner with leading packaged software providers including SAP, PeopleSoft, and Oracle. Our focus is on execution and customer satisfaction, which we accomplish with small, well-integrated teams that work more collaboratively with the customer team.

Global Software Services

      Our Global Software Services group optimizes the application services delivery options for our customers by utilizing the proper mix of delivery resources, architectures, methodologies, and repeatable processes. We support the entire life cycle of software services. Our service offerings include application architecture; package application selection and implementation; design, development, implementation, and maintenance of applications; as well as systems integration services. These services are delivered through a combination of teams that leverage our expertise in project management and software development, primarily through The Technical Resource Connection delivery unit.

Perot Systems Associates

      The markets for IT personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training and retaining of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is — and will continue to be — an integral factor in differentiating us from our competitors in the IT industry. In seeking such associates, we screen candidates for employment through a rigorous interview process. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance, and we have an annual incentive plan based on our performance in relation to our business and financial targets. We also seek to align the interests of our associates with those of our stockholders by compensating outstanding performance with stock option awards, which we believe fosters loyalty and commitment to our goals.

      As of December 31, 2003, we employed approximately 13,500 associates. A limited number of these associates located in the United States are currently employed under an agreement with a collective bargaining unit. In foreign countries, our associates are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.

UBS Agreements

      In January 1996, we entered into a series of agreements to form a strategic relationship with Swiss Bank Corporation, one of the predecessors of UBS AG. This relationship involves a master operating agreement, a long-term information technology services agreement and a master project agreement. Our agreements with UBS also provided for the sale to UBS of our stock and options. We provide a substantial majority of the services for UBS under the agreements described below. Perot Systems TSI has entered into several contractual relationships with UBS, which are not discussed below.

Master Operating Agreement

      The Amended & Restated Master Operating Agreement, dated as of January 1, 1997, as amended on September 15, 2000, between us and UBS, contains the standard terms and conditions that apply to all agreements (except for the agreements between Perot Systems TSI and UBS) pursuant to which we provide operational management services and related information technology services to UBS and its affiliates. We have one IT Services agreement subject to the Master Operating Agreement under which we provide services to UBS Warburg, the investment banking division of UBS, and other business units of UBS. The Master Operating Agreement has an indefinite term; however, it may be terminated by either party after December 31, 2008 upon sixty days notice and prior to that date by mutual consent of the parties. In addition, upon certain changes in circumstance, which impact our revenue by an increase or decrease of fifty percent or more under our IT Services Agreement, the Master Operating Agreement requires good faith renegotiations of the terms of our relationship with UBS. We may terminate the Master Operating Agreement and our IT Services Agreement for cause, nonpayment by UBS, insolvency or bankruptcy of UBS, or certain cross-defaults (which may occur upon termination of another agreement between us and UBS). UBS may terminate the Master Operating Agreement and our IT Services Agreement for cause, our insolvency or bankruptcy, a change in control of us, our failure to continue to generally provide IT services, upon certain significant events and acquisitions of UBS, our noncompliance with UBS’s security procedures, certain cross-defaults (which may occur upon termination of another agreement between us and UBS, except for agreements between TSI and UBS), and upon certain recoveries by UBS and its affiliates for our gross negligence or willful misconduct for which we do not agree to increase the contractual limit on our liability to UBS and its affiliates. Compensation, pricing, and costs are addressed in our IT Services Agreement.

IT Services Agreement

      We provide services to UBS Warburg and other UBS business units under the IT Services Agreement, which is formally known as the Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998, and as amended as of September 15, 2000. The IT Services Agreement requires that UBS obtain from us UBS Warburg’s requirements for the operational management of its technology resources (including mainframes, desktops, and voice and data networks), excluding hardware and proprietary software applications development and general network services. The term of the IT Services Agreement is 10 years, which began January 1, 1997. Our charges for services provided under the IT Services Agreement are generally based on reimbursement of all costs, other than corporate overhead, we incur in the performance of services for UBS Warburg. In addition, we receive a fixed annual fee, subject to bonuses and penalties of up to 13% of such fee based on our performance. The IT Services Agreement provides that UBS will determine any bonus or penalty based on a good faith assessment of our performance as measured using many objective and subjective criteria, including service quality, product delivery, business user satisfaction, cost effectiveness, and corporate level support.

      We earned approximately 16.6% and 18.7% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2003 and 2002, respectively.

Project Services Agreement

      Pursuant to the Master Project Agreement dated January 1, 1996, which establishes the standard terms and conditions of projects between UBS and us, we undertake specific projects for UBS. This Project Services Agreement commenced on January 1, 1996 and may be terminated only by mutual agreement between UBS and us until January 1, 2021, when either party by giving sixty days notice may unilaterally terminate the Project Services Agreement. Each separate project under the Project Services Agreement requires a separate project agreement to be executed and may contain a separate pricing methodology based on time and materials, fixed units or a fixed price, and may include a bonus mechanism based on cost savings, performance, deliverables achievement, or any other agreed mechanism. The default pricing mechanism is based on our costs plus 26.5% with a possible bonus of up to 50%.

Equity Interests

      Under the Amended and Restated PSC Stock Option and Purchase Agreement, we sold UBS 100,000 shares of our Class B Common Stock for $3.65 a share and 7,234,320 options to purchase shares of Class B Common Stock for $1.125 an option. Shares of the Class B Common Stock are convertible, on a share for share basis, into our Class A Common Stock for the purpose of sales to non-affiliates of UBS. UBS can exercise these options at any time for $3.65 a share, subject to United States bank regulatory limits on UBS’s shareholdings. UBS exercised options to purchase 700,008, 3,391,680, 850,000 and 834,320 shares of Class B Common Stock in 2003, 2002, 1999 and 1998, respectively. In addition to other limits, UBS and its employees may not own a number of shares of Class B Common Stock in excess of 10% of the number of shares of outstanding Common Stock. Once the underlying shares of Class B Common Stock vest, the corresponding UBS options are void unless UBS exercises those options within five years of such vesting. This five-year period is tolled at any time when bank regulatory limits prohibit UBS from acquiring the shares.

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

      UBS cannot transfer these options. Subject to exceptions relating to transfers to UBS affiliates and transfers in connection with widely dispersed offerings or transactions that comply with Rule 144 under the Securities Act of 1933, as amended, UBS must first offer its shares to us before transferring any shares of our Class B Common Stock. UBS converted 1,050,012 shares of Class B Common Stock to shares of Class A Common Stock in 2003. Since the beginning of the agreement, UBS has converted 2,834,332 shares of Class B Common Stock to shares of Class A Common Stock.

Competition

      We operate in extremely competitive markets, and the technology required to meet our customers’ needs changes. In all of our segments we frequently compete with companies that have greater financial resources; more technical, sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete, as discussed below, are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully against our competitors, our business, financial condition, and results of operations will be materially and adversely affected.

IT Solutions

      Our IT Solutions segment competes with a number of different information technology service providers depending upon the region, country, and/or market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., Cap Gemini Ernst & Young, CGI Group, Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Hewlett Packard Company, IBM Global Services (a division of International Business Machines Corporation), McKesson Corporation, and Siemens Business Services, Inc. As we enter new markets, we expect to encounter additional competitors. Our IT Solutions segment competes on the basis of a number of factors, including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers, and our scale in certain industries. In addition, we frequently compete with our customers’ own internal information technology capability, which may constitute a fixed cost for our customer. This may increase pricing pressure on us.

Government Services

      Our Government Services segment competes with a number of different information technology service providers depending upon the federal agency or department as well as the market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., Anteon International Corporation, BearingPoint, Inc., Booz-Allen and Hamilton, CACI International, Inc., Cap Gemini Ernst & Young, Computer Sciences Corporation, Electronic Data Systems Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, SRA International, and Unisys Corporation. We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and professional services that we offer, pricing, technological innovation and quality of service. We must frequently compete in federal and defense programs with declining budgets, which creates pressure to lower our prices.

Consulting

      Our Consulting segment competes with a number of different consulting practices including large consulting firms such as Accenture Ltd., BearingPoint, Inc., Cap Gemini Ernst & Young, Cognizant Technology Solutions Corporation, Computer Sciences Corporation, and Wipro Limited; smaller consulting firms with industry expertise in areas such as healthcare or financial services, and the consulting divisions of large systems integrators and IT services providers. We compete on many factors, including price, industry expertise, our process methodologies and intellectual property, and our past successes in executing assignments. The market for consulting services is affected by an oversupply of consulting talent, both domestically and offshore, which results in downward price pressure for our services. Emerging offshore development capacity in countries such as India and China is also increasing the degree of competition for our consulting services generally and for our software development services in particular.

Financial Information About Foreign and Domestic Operations

      See Note 13, “Segment and Certain Geographic Data,” to the Consolidated Financial Statements included elsewhere in this report.

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

      We license the right to use the names “Perot Systems” and “Perot” in our current and future businesses, products, or services from the Perot Systems Family Corporation and Ross Perot, our Chairman. The license is a non-exclusive, royalty-free, worldwide, non-transferable license. We may also sublicense our rights to the

Perot name to some of our affiliates. Under the license agreement, either party may, in its sole discretion, terminate the license at any time, with or without cause and without penalty, by giving the other party written notice of such termination. Upon termination by either party, we must discontinue all use of the Perot name within one year following notice of termination. The termination of this license agreement could materially and adversely affect our business, financial condition, and results of operations. Except for the license of our name, we do not believe that any particular copyright, trademark, or group of copyrights and trademarks is of material importance to our business taken as a whole.

Risk Factors

      An investment in our Class A common stock involves a high degree of risk. You should carefully consider the following risk factors in evaluating an investment in our common stock. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. You should also refer to the other information set forth in this report, including our Consolidated Financial Statements and the related notes.

Our contract with UBS (our largest customer) ends in January 2007 and we may renegotiate its term before then, either of which events could result in lower revenues or profits

      Our largest customer is UBS. During 2003, our UBS relationship generated $242.0 million or 16.6% of our revenue, which is a decline of $7.8 million from 2002 revenue of $249.8 million. We expect the trend of declining revenue from UBS to continue during 2004.

      The agreement with UBS that covers most of our business with UBS entitles us to recover our costs plus an annual fixed fee, with a bonus or penalty that can cause this annual fee to vary up or down by as much as 13%, depending on our level of performance as determined by UBS. Additionally and from time-to-time, we provide additional services to UBS for which we may be paid on a time and materials basis. As a result, the revenue and gross profit that we derive from our UBS relationship depends upon the level of services we perform, which may vary from period to period. Our gross margin from UBS ranged from 17.0% to 20.7% for the years ended December 31, 2001, 2002 and 2003.

      The agreement under which we provide most of our services to UBS expires on January 1, 2007. The agreement may end prior to January 1, 2007, or we may provide services to UBS after the agreement expires. If we provide services to UBS after this contract expires, we expect the scope of services we provide and the terms and conditions by which we provide them would change materially. It is possible that a contract renegotiation would affect the terms of our relationship before the expiration of the contract, including terms related to the contract’s expiration date, pricing of services and scope of services. The end of this agreement or a material change in its terms would likely have a material adverse effect on our revenues and profits. In addition, it is unlikely that we could proportionately reduce our costs and overhead in the short or medium term compared to any reduction in our revenue and gross profit from this contract. Therefore, we expect that any termination of this agreement, or any substantial change in its terms, would have a disproportionately large effect on our profitability compared to the effect on our revenues.

Revenue from our contract with UBS may substantially vary between periods because it depends on the levels of service UBS determines we have provided

      Revenue that we derive from our UBS relationship depends upon the level of services we perform, which may vary from period to period depending on UBS’s requirements. In addition, the agreement with UBS that covers most of our business with UBS entitles us to recover our costs plus an annual fixed fee, with a bonus or penalty that can cause this annual fee to vary up or down by as much as 13%, depending on our level of performance as determined by UBS. Determination of whether our performance merits a bonus or a penalty depends on many objective and subjective factors, including service quality, product delivery, customer satisfaction, cost effectiveness, and corporate level support. To the extent that UBS determines to diminish our annual fee in any given year, our profitability will be adversely affected.

We may bear the risk of cost overruns under custom software development contracts, and, as a result, cost overruns could adversely affect our profitability

      We develop custom software applications for some of our customers. The effort and cost associated with the completion of a software development project is difficult to estimate and, in some cases, may significantly exceed the estimate made at the time we begin the project. We provide most of our software development projects under level-of-effort contracts, usually based on time and materials or direct costs plus a fee. Under those arrangements, we are able to bill our customer based on the actual cost of completing the software development project, even if the ultimate cost of the project exceeds our initial estimates. However, if the ultimate cost exceeds our initial estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the customer throughout the project and the customer’s satisfaction with the developed software. As a result, we could incur losses with respect to software development projects even when they are priced on a level-of-effort basis. For example, during the three months ended June 30, 2003, we exited an under-performing contract that included a software development project in which the actual development costs were expected to exceed the estimated costs as stated in the contract. While the contract provided for us to collect most of the excess of the actual cost over the estimate in the contract, we expected to incur a loss on the software development project beginning in 2002. In the first quarter of 2003, we recorded approximately $19.5 million of expense related to the excess of the actual cost over the estimate in the contract (approximately $12.1 million, net of the applicable income tax benefit), which was included in the cumulative effect of change in accounting principle relating to our adoption of EITF 00-21. In the second quarter of 2003, we and our client were unable to reach agreement on the timing and form of payment for the excess, and we recorded an additional $17.7 million of expense in direct cost of services related to this software development project. If we provide a software development project under a fixed-price contract, we bear all the risk that the ultimate cost of the project will exceed the price to be charged to the customer.

Our five largest customers account for a substantial portion of our revenue and profits and loss of any of these customers could result in decreased revenues and profits

      Our five largest customers accounted for approximately 41.2% of our revenue for 2003 and approximately 46.4% of our revenue in 2002. UBS was the only customer that accounted for more than 10% of our revenue for 2003 and 2002. After UBS our next four largest customers accounted for approximately 24.6% of our revenue in 2003 and 27.7% of our revenue in 2002. Our primary relationship with each of our five largest customers consists of a long-term outsource revenue contract with a term extending at least through 2006. Our success depends substantially upon the retention of UBS and a majority of our other major customers as ongoing customers. If we were to lose one of these major customers, our revenues would generally be materially decreased and our profits would be less. Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of information technology services, business failure or bankruptcy, or our performance. These contracts typically require us to maintain specified performance levels with respect to the services that we deliver to our customer, with the result that if we fail to perform at the specified levels, we may be required to pay or credit the customer with amounts specified in the contract. In the event of significant failures to deliver the services at the specified levels, a number of these contracts provide that the customer has the right to terminate the agreement. In addition, some of these contracts provide the customer the right to terminate the contract at the customer’s convenience. The customer’s right to terminate for convenience typically requires the customer to pay us fees to cover costs that we have incurred but not recovered and an amount that results in the recovery of a portion of profit we had expected to earn over the term of the contract. We may not retain long-term relationships or secure renewals of short-term relationships with our major customers in the future.

      We are currently evaluating ways that we can provide our second largest customer with increased cost efficiencies. As part of this process, we are evaluating potential increases and decreases to the scope of services we provide, ways to reduce costs, and may look to restructure payment terms. Although we cannot currently predict the impact of any change in our relationship, the actions we are contemplating could lead to reduced near-term cash flow and earnings, with some or all of this potentially being recovered in future years.

If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits per share could be diminished and our financial results could be adversely affected

      In connection with any acquisition we make, there may be liabilities that we fail to discover or that we inadequately assess. To the extent that the acquired entity failed to fulfill any of its contractual obligations, we may be financially responsible for these failures or otherwise be adversely affected. In addition, acquired entities may not perform according to the forecasts that we used to determine the price paid for the acquisition. If the acquired entity fails to achieve these forecasts, our financial condition and operating results may be adversely affected.

Our software development products may cost more than we initially project, encounter delays, or fail to perform well in the market, which could decrease our profits

      Our business has risks associated with the development of software products. There is the risk that capitalized costs of development may not be fully recovered if the market for our products or the ability of our products to capture a portion of the market differs materially from our estimates. In addition, there is the risk that the cost of product development differs materially from our estimates or a delay in product introduction may reduce the portion of the market captured by our product.

If we are unable to successfully integrate acquired entities, our profits may be less and our operations more costly or less efficient

      We have completed several acquisitions in recent years and we will continue to analyze and consider potential acquisition candidates. Acquisitions involve significant risks, including the following:

•	companies we acquire may have a lower quality of internal controls and reporting standards, which could cause us to incur expenses to increase the effectiveness and quality of the acquired company’s internal controls and reporting standards;

•	we may have difficulty integrating the systems and operations of acquired businesses, which may increase anticipated expenses relating to integrating our business with the acquired company’s business and delay or reduce full benefits that we anticipate from the acquisition;

•	integration of an acquired business may divert our attention from normal daily operations of the business, which may adversely affect our management, financial condition, and profits; and

•	we may not be able to retain key employees of the acquired business, which may delay or reduce the full benefits that we anticipate from the acquisition and increase costs anticipated to integrate and manage the acquired company.

Our contracts generally contain provisions that could allow customers to terminate the contracts, decreasing our revenue and profits and potentially damaging our business reputation

      Our contracts with customers generally permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our customers to terminate contracts creates an uncertain revenue and profit stream. If customers are not satisfied with our level of performance, our reputation in the industry may suffer, which may also adversely affect our ability to market our services to other customers.

Some contracts contain fixed-price provisions or penalties that could result in decreased profits

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

Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations

      Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations. For instance, with respect to most of our Indian operations, our customers pay us in their local currency (typically Euros or U.S. Dollars), but our costs are primarily incurred in Indian Rupees. Therefore, if the Rupee increases in strength against these local currencies, our profits from our Indian operations would be adversely affected. To attempt to mitigate the effects of foreign currency fluctuations, we sometimes use forward exchange contracts and other hedging techniques. However, we do not currently have such hedges in place with respect to most of our contracts that are being performed in India.

Our international operations expose our assets to increased risks and could result in business loss or in more expensive or less efficient operations

      We have operations in many countries around the world. In addition to the risks related to fluctuations in currency exchange rates discussed in the immediately preceding risk factor and the additional risk associated with doing business in India discussed in the immediately following risk factor, risks that affect these international operations include:

•	complicated licensing and work permit requirements may hinder our ability to operate in some jurisdictions;

•	our intellectual property rights may not be well protected in some jurisdictions;

•	our operations may be vulnerable to terrorist actions or harmed by government responses;

•	governments may restrict our ability to convert currencies; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business.

We have a significant business presence in India, and risks associated with doing business there could decrease our revenue and profits

      In December 2003, we, through a wholly owned subsidiary, completed the acquisition from HCL Technologies Limited, a corporation formed in India, of all of their interest in HCL Perot Systems B.V., a joint venture entity formed by us and HCL in 1996, for approximately $99.4 million (including acquisition costs and net of $12.1 million of cash acquired). Subsequently, we changed the name to Perot Systems TSI B.V. In addition to the risks regarding fluctuations in currency exchange rates and regarding international operations discussed in the two immediately preceding risk factors, the following risks associated with doing business in India could decrease our revenue and profits:

•	governments could enact legislation that restricts the provision of services from offshore locations;

•	difficulty in staffing and managing operations in India;

•	difficulties in collecting accounts receivable;

•	developments between the nations of India and Pakistan regarding the threat of war;

•	potential wage increases in India which could prevent us from maintaining our competitive advantage; and

•	cost increases if the Government of India reduces or withholds tax benefits and other incentives provided to us.

Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits

      Perot Systems Government Services provides services as a contractor and subcontractor on various projects with U.S. government entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition.

      U.S. government entities audit our contract costs, including allocated indirect costs, or conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the U.S. government. These government remedies could have a material adverse effect on our results of operations and financial condition.

If customers reduce spending that is currently above contractual minimums, our revenues and profits could diminish

      Some of our outsourcing customers request services in excess of the minimum level of services required by the contract. These services are often in the form of project work and are discretionary to our customers. Our customers’ ability to continue discretionary project spending may depend on a number of factors including, but not limited to, their financial condition, and industry and strategic direction. Spending above contractual minimums by customers could end with limited notice and result in lower revenue and earnings.

If we fail to compete successfully in the highly competitive markets in which we operate, our business, financial condition, and results of operations will be materially and adversely affected

      As described in more detail in the bullet points below, we operate in extremely competitive markets, and the technology required to meet our customers’ needs changes. In all of our segments we frequently compete with companies that have greater financial resources; more technical, sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete, as discussed below, are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully against our competitors, our business, financial condition, and results of operations will be materially and adversely affected.

•	IT Solutions. Our IT Solutions segment competes with a number of different information technology service providers depending upon the region, country, and/or market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., Cap Gemini Ernst & Young, CGI Group, Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Hewlett Packard Company, IBM Global Services (a division of International Business Machines Corporation), McKesson Corporation, and Siemens Business Services, Inc. As we enter new markets, we expect to encounter additional competitors. Our IT Solutions segment competes on the basis of a number of factors, including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers and our scale in certain industries. In addition, we frequently compete with our customers’ own internal information technology capability, which may constitute a fixed cost for our customer. This may increase pricing pressure on us.

•	Government Services. Our Government Services segment competes with a number of different information technology service providers depending upon the federal agency or department as well as the market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., Anteon International Corporation, BearingPoint, Inc., Booz-Allen and Hamilton, CACI International, Inc., Cap Gemini Ernst & Young, Computer Sciences Corporation, Electronic Data Systems Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, SRA International, and Unisys Corporation. We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and professional services that we offer, pricing, technological innovation and quality of service. We must frequently compete in federal and defense programs with declining budgets, which creates pressure to lower our prices.

•	Consulting. Our Consulting segment competes with a number of different consulting practices including large consulting firms such as Accenture Ltd., BearingPoint, Inc., Cap Gemini Ernst & Young, Cognizant Technology Solutions Corporation, Computer Sciences Corporation, and Wipro Limited; smaller consulting firms with industry expertise in areas such as healthcare or financial services, and the consulting divisions of large systems integrators and information technology service providers. We compete on many factors, including price, industry expertise, our process methodologies and intellectual property, and our past successes in executing assignments. The market for consulting services is affected by an oversupply of consulting talent, both domestically and offshore, which results in downward price pressure for our services. Emerging offshore development capacity in countries such as India and China is also increasing the degree of competition for our consulting services generally and for our software development services in particular.

Increasingly complex regulatory environments may increase our costs

      Our customers are subject to complex and constantly changing regulatory environments. These regulatory environments change and in ways that cannot be predicted. For example, our financial services clients are subject to domestic and foreign privacy and electronic record handling rules and regulations, and our clients in the health care industry have been made subject to increasingly complex and pervasive privacy laws and regulations. These regulations may increase our potential liabilities if our services contribute to a failure by our clients to comply with the regulatory regime and may increase the cost to comply as regulatory requirements increase or change.

Our quarterly operating results may vary

      We expect our revenue and operating results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

•	mix and timing of customer projects;

•	completing customer projects;

•	hiring, integrating, and utilizing associates;

•	timing of new contracts;

•	issuance of common shares and options to associates; and

•	costs to exit certain activities.

      Accordingly, we believe that quarter-to-quarter comparisons of operating results for preceding quarters are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

Loss of key personnel could adversely affect our ability to attract and retain business

      Our success depends in part on the skills, experience, and performance of some key members of our management, including our Chairman, Ross Perot, and our President and Chief Executive Officer, Ross Perot, Jr. The loss of any key member of our management may materially and adversely affect our ability to attract or retain business with the effect of adversely affecting our business, financial condition, and results of operations.

Changes in technology could adversely affect our competitiveness, revenue, and profit

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

Ross Perot has substantial control over any major corporate action

      Ross Perot, our Chairman, is the managing general partner of HWGA, Ltd., a partnership that owned 31,705,000 shares of our Class A common stock as of December 31, 2003. Mr. Perot also beneficially owns 54,100 shares of our Class A common stock. Accordingly, Mr. Perot, primarily through HWGA, Ltd., controls approximately 28% of our outstanding voting common stock. As a result, Mr. Perot, through HWGA, Ltd., effectively has the power to block corporate actions such as an amendment to our Certificate of Incorporation, a change of control or the sale of all or substantially all of our assets. In addition, Mr. Perot may significantly influence the election of directors and any other action requiring stockholder approval. The other general partner of HWGA, Ltd. is Ross Perot, Jr., our President and Chief Executive Officer, who has the authority to manage the partnership and direct the voting or sale of the shares of our Class A common stock held by HWGA, Ltd. if Mr. Perot is no longer the managing general partner.

We could lose rights to our company name, which may adversely affect our ability to market our services

      We do not own the right to our company name. In 1988, we entered into a license agreement with Ross Perot, our Chairman, and the Perot Systems Family Corporation that allows us to use the name “Perot” and “Perot Systems” in our business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, we would not be allowed to use the names “Perot” or “Perot Systems” in our business. Mr. Perot’s or the Perot Systems Family Corporation’s termination of our license agreement could materially and adversely affect our ability to attract and retain customers, which could have a material adverse affect on our business, financial condition, and results of operations.

Failure to recruit, train, and retain technically skilled personnel could increase costs or limit growth

      We must continue to hire and train technically skilled people in order to perform services under our existing contracts and new contracts into which we will enter. The people capable of filling these positions have historically been in great demand, and recruiting and training such personnel requires substantial resources. We may be required to pay an increasing amount to hire and retain a technically skilled workforce. In addition, during periods in which demand for technically skilled resources is great, our business may experience significant turnover. These factors could create variations and uncertainties in our compensation expense and efficiencies that could directly affect our profits. If we fail to recruit, train, and retain sufficient numbers of these technically skilled people, our business, financial condition, and results of operations may be materially and adversely affected.

Alleged or actual infringement of intellectual property rights could result in substantial additional costs

      Our suppliers, customers, competitors and others may have or obtain patents and other proprietary rights that cover technology we employ. We are not, and cannot be, aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves or our customers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation and we could be forced to do one or more of the following:

•	cease selling or using products or services that incorporate the disputed technology;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology; or

•	redesign those services or products that incorporate such technology.

Provisions of our certificate of incorporation, bylaws, stockholders’ rights plan and Delaware law could deter takeover attempts

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

      In addition, we have adopted a stockholders’ rights plan. Under this plan, after the occurrence of specified events that may result in a change of control, our stockholders will be able to buy stock from us or our successor at half the then current market price. These rights will not extend, however, to persons participating in takeover attempts without the consent of our Board of Directors or that our Board of Directors determines to be adverse to the interests of the stockholders. Accordingly, this plan could deter takeover attempts.

      Some provisions of our Certificate of Incorporation and Bylaws and of Delaware General Corporation Law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving our company. Among other things, these provisions:

•	require a 66 2/3% vote of the stockholders to amend our Certificate of Incorporation or approve any merger or sale, lease, or exchange of all or substantially all of our property and assets;

•	require an 80% vote for stockholders to amend our Bylaws;

•	require advance notice for stockholder proposals and director nominations to be considered at a vote of a meeting of stockholders;

•	permit only our Chairman, President, or a majority of our Board of Directors to call stockholder meetings, unless our Board of Directors otherwise approves;

•	prohibit actions by stockholders without a meeting, unless our Board of Directors otherwise approves; and

•	limit transactions between our company and persons that acquire significant amounts of stock without approval of our Board of Directors.

Our Website and Availability of SEC Reports

      Our corporate website is located at www.perotsystems.com. We make copies of our filings with the Securities and Exchange Commission available to investors on our website without charge as soon as reasonably practicable after we electronically file them with the SEC. Our SEC filings can be reached from the Investor Relations page of our website or directly at http://www.perotsystems.com/investors/viewsec.htm

Item 2.	Properties

      As of December 31, 2003, we had offices in approximately 90 locations in the United States and seven countries outside the United States. Our office space and other facilities cover approximately 2,200,000 square feet. The majority of our buildings are leased, including a lease with a variable interest entity for our corporate headquarters located in Plano, Texas, which includes office space and our data center operations. As discussed below in “Accounting Standards Issued,” in January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Upon adoption of FIN 46 on December 31, 2003, we consolidated the variable interest entity, which resulted in us recording the land and buildings of our Plano facility, as well as the related long-term debt, on our consolidated balance sheets. Our leases have expiration dates ranging from 2004 to 2013. Upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space.

      In addition to these properties, we also occupy office space at customer locations throughout the world. We generally occupy this space under the terms of the agreement with the particular customer. We believe that our current facilities are suitable and adequate for our business.

      We have commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to twelve years. We have disclosed future minimum commitments under these agreements as of December 31, 2003, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements which are included elsewhere in this report.

Item 3.	Legal Proceedings

      We are, from time to time, involved in various litigation matters arising in the ordinary course of our business. We believe that the outcome of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

     IPO Allocation Securities Litigation

      In July and August 2001, we, as well as some of our current and former officers and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. We believe the claims against us are without merit, and we will vigorously defend ourselves in this case.

      During 2002, the current and former officers and directors of Perot Systems Corporation that were individually named in the lawsuits referred to above were dismissed from the cases. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in response to the defendant’s motion to dismiss, the court dismissed the plaintiffs’ Rule 10b-5 claims against us, but did not dismiss the remaining claims.

      We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The proposed settlement requires approval of an unspecified percentage of issuers. The proposed settlement would also require court approval, which cannot be assured. In the event that the settlement is not completed, we will continue to vigorously defend ourselves in this case.

     Litigation Relating to the California Energy Market

      In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The case is currently pending in the Superior Court for the County of Sacramento. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have the right to appeal.

      In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano vs. Perot Systems Corporation. The plaintiffs in this case filed a consolidated amended complaint in July 2003. In October 2003, we moved to dismiss the amended complaint with prejudice. The plaintiffs have filed an opposition to our motion.

      In 1997 and 1998, pursuant to a consulting contract with the California Independent Systems Operator, we assisted in implementing the operating systems for California’s newly deregulated wholesale electricity markets. The consolidated amended complaint in these federal court securities class actions alleges that the statements in our public filings and statements were fraudulently misleading, because we did not disclose to investors that (1) we allegedly advocated improper bidding practices to our customers in the California wholesale electricity markets and (2) in October 1997, the California ISO sent a letter to us accusing us of wrongfully using confidential information in our 1997-1998 marketing efforts. We believe that the claims against us are without merit and will vigorously defend ourselves in these cases.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Our Class A Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PER.” The table below shows the range of reported per share sales prices for each quarterly period within the two most recent fiscal years.

	High	Low

2002
First Quarter	$20.75	$16.08
Second Quarter	20.20	10.45
Third Quarter	12.63	9.01
Fourth Quarter	11.80	8.21
2003
First Quarter	$11.63	$8.99
Second Quarter	12.23	9.85
Third Quarter	11.87	9.67
Fourth Quarter	14.45	10.04

      The last reported sale price of the Class A Common Stock on the NYSE on February 27, 2004 was $13.82 per share. As of February 27, 2004, the approximate number of record holders of Class A Common Stock was 3,081. All of our Class B Common Stock is held by UBS.

      We have never paid cash dividends on shares of our Class A Common Stock and have no current intention of paying such dividends in the future.

      The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of December 31, 2003. See Note 10, “Stock Awards and Options,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Equity Compensation Plan Information

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,172,864 (1)	$13.27	42,846,559 (2)
Equity compensation plans not approved by security holders	24,733,891	$14.12	472,000 (3)

Total	32,906,755	$13.99	43,318,559

(1)	Excludes 206,925 shares of restricted stock that were granted during 2003 under the 2001 Long-Term Incentive Plan.

(2)	Includes 25,274,434 shares under the 2001 Long-Term Incentive Plan and 17,572,125 shares under the 1999 Employee Stock Purchase Plan.

(3)	Includes 472,000 shares under the 1996 Non-Employee Director Stock Option/ Restricted Stock Plan and no shares for the 1991 Stock Option Plan and the Advisor Stock Option/ Restricted Stock Incentive Plan.

Item 6.	Selected Financial Data

      The following selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 have been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In millions, except per share data)
Operating Data(1):
Revenue	$1,460.8	$1,332.1	$1,204.7	$1,105.9	$1,151.6
Direct cost of services	1,193.6	1,020.8	949.7	851.6	875.8

Gross profit	267.2	311.3	255.0	254.3	275.8
Selling, general and administrative expenses(2)	187.8	195.6	256.6	220.0	169.2

Operating income (loss)	79.4	115.7	(1.6)	34.3	106.6
Interest income, net	2.6	3.9	8.9	16.6	10.9
Equity in earnings (loss) of unconsolidated affiliates	(1.9)	4.7	8.4	(4.3)	9.0
Other income (expense), net	2.3	(2.1)	(1.9)	45.1	(0.7)

Income before taxes	82.4	122.2	13.8	91.7	125.8
Provision for income taxes	30.5	43.9	16.5	36.2	50.3

Income (loss) before cumulative effect of changes in accounting principles	51.9	78.3	(2.7)	55.5	75.5
Cumulative effect of changes in accounting principles, net of tax	(49.4)	—	—	—	—

Net income (loss)	$2.5	$78.3	$(2.7)	$55.5	$75.5

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.47	$0.74	$(0.03)	$0.58	$0.85
Cumulative effect of changes in accounting principles, net of tax	(0.45)	—	—	—	—

Net income (loss)	$0.02	$0.74	$(0.03)	$0.58	$0.85

Weighted average common shares outstanding	110.6	106.3	99.4	96.2	88.4
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.45	$0.68	$(0.03)	$0.49	$0.67
Cumulative effect of changes in accounting principles, net of tax	(0.43)	—	—	—	—

Net income (loss)	$0.02	$0.68	$(0.03)	$0.49	$0.67

Weighted average diluted common shares outstanding(3)	115.3	115.4	99.4	113.5	113.2
Balance Sheet Data (at Period End):
Cash and cash equivalents	$123.8	$212.9	$259.2	$239.7	$294.6
Total assets	1,010.6	842.3	757.6	673.2	613.9
Long-term debt	75.5	—	—	0.4	0.6
Stockholders’ equity	712.8	676.6	530.8	501.1	390.7
Other Data:
Capital expenditures	$28.4	$36.9	$30.7	$30.7	$25.2

(1)	Our results of operations include the effects of business acquisitions made in 2003, 2002, 2001 and 2000 as discussed in Note 4 to the Consolidated Financial Statements included herein. In addition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 6, and 19 to the Consolidated Financial Statements included herein for discussions of significant charges and cumulative effect of changes in accounting principles recorded during 2003, 2002, 2001 and 2000.

(2)	Includes a $22.1 million compensation charge related to an acquisition for 2000.

(3)	All options to purchase shares of our common stock were excluded from the calculation of weighted average diluted common shares outstanding for 2001 because the impact was antidilutive given the reported net loss for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Our customers may contract with us for any one or more of our services, which fall into the following categories:

•	IT Outsourcing Services — includes multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including application systems, technology infrastructure, and some back office functions. We typically hire a significant portion of the customers’ staff that has supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost. Our IT outsourcing contracts are priced using a variety of mechanisms, including level-of-effort, direct costs plus a fee (which may be either a fixed amount or a percentage of direct costs incurred), fixed-price, unit price, and risk/reward. Depending on a customer’s business requirements and the pricing structure of the contract, the cash flows from a contract can vary significantly during a contract’s term. With fixed-price contracts or when an upfront payment is required to purchase assets, an IT outsourcing contract will typically produce less cash flow at the beginning of the contract with significantly more cash flow generated as efficiencies are realized later in the term. With a cost plus contract, the cash flows tend to be relatively consistent over the term of the contract.

•	Business Process Services — includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services, which we offer on a stand-alone basis. We classify our Business Process Services in three categories: transaction processing services, back-office services, and professional services related to non-technical functions.

•	Consulting Services — includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services, which we offer to customers typically on a short-term basis.

      We offer our services under three primary lines of business — IT Solutions, Government Services and Consulting. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 13, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past four years, we have used our acquisition program to strengthen our business in the healthcare and consulting markets and expand into the government market. At the same time, we have divested, or exited, certain service offerings and joint ventures that did not meet our criteria for continued investment.

Results of Operations

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables

      As discussed below in “Critical Accounting Policies” under the heading “Revenue Recognition,” we changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customers. Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting using the percentage-of-completion method. This adjustment also includes approximately $19.5 million of expense (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method.

      To illustrate the impact of the adoption of EITF 00-21 on our financial results for 2002 and 2001, we have shown in the table below the pro forma revenue, gross profit, gross margin and net income (loss) as if EITF 00-21 had been applied during the years ended December 31, 2002 and 2001 (amounts in millions):

	Year Ended December 31, 2002			Year Ended December 31, 2001

		Impact from	Pro Forma		Impact from	Pro Forma
	Reported	EITF 00-21	Amounts	Reported	EITF 00-21	Amounts

Revenue	$1,332.1	$(34.4)	$1,297.7	$1,204.7	$(16.9)	$1,187.8
Gross profit	311.3	(45.0)	266.3	255.0	(16.9)	238.1
Gross margin	23.4%		20.5%	21.2%		20.0%
Net income (loss)	78.3	(27.9)	50.4	(2.7)	(10.4)	(13.1)

      The impact of EITF 00-21 on the years ended December 31, 2002 and 2001, as reflected above, applied only to the IT Solutions segment and to domestic contracts.

Exiting of a Customer Contract

      In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer, which included various non-construction services and a construction service, which was an application development project. In 2002, we began to expect that the actual cost to complete the application development project would exceed the cost estimate included in the contract with the customer. The contract provided for us to collect most of the excess of the actual cost over the cost estimate in the contract, but we expected the project to generate a loss because we did not expect to collect all of the excess of the actual cost over the cost estimate in the contract.

      However, we did not recognize a loss on the contract at that time because we expected that the contract would be profitable in the aggregate over its term. As part of our adoption of EITF 00-21 in the first quarter of 2003, we separated the deliverables in the contract into multiple units of accounting and recognized a net estimated loss on the application development project totaling approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. If EITF 00-21 had been in effect during 2001 and 2002, the $19.5 million net estimated loss on the application development project would have had the following net impact on revenue, direct cost of services and gross profit for the years ended December 31, 2002 and 2001 (in millions):

	December 31, 2002	December 31, 2001

Revenue	$(9.8)	$0.9
Direct cost of services	10.6	—

Gross profit	$(20.4)	$0.9

      In the second quarter of 2003, we were unable to reach agreement with the customer on the timing and form of payment for the excess of the actual cost over the cost estimate in the contract. As a result, we exited this contract and recorded an additional $17.7 million of expense in direct cost of services in the second quarter of 2003, which consists of the following:

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

      We completed the services necessary to transition certain functions back to the client during the fourth quarter of 2003.

Comparison of 2003 to 2002

Revenue

      Revenue for 2003 increased by $128.7 million, or 9.7%, to $1,460.8 million from revenue of $1,332.1 million for 2002. As noted above, we adopted EITF 00-21 effective January 1, 2003, which adjusted revenue recognized on existing contracts based on the new criteria of EITF 00-21 regarding whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. The effect from this change in accounting is reflected above in the presentation of pro forma amounts for revenue, gross profit, gross margin and net income (loss) for the years ended December 31, 2002 and 2001.

      Revenue for 2003 increased by $163.1 million, or 12.6%, compared to pro forma 2002 revenue of $1,297.7 million. This increase in revenue is due to increases in revenue from the IT Solutions and Government Services segments, partially offset by a decrease in revenue from the Consulting segment.

      Revenue from the IT Solutions segment decreased $32.8 million, or 2.7%, to $1,199.4 in 2003 from $1,232.2 million in 2002 and increased $1.6 million, or 0.1%, from pro forma revenue of $1,197.8 million in 2002. This net increase as compared to pro forma revenue for 2002 was primarily attributable to a $66.6 million increase in revenue from contracts signed during 2003, primarily relating to long-term IT outsourcing contracts with customers in the healthcare industry. Partially offsetting this increase were:

•	$5.0 million net decrease from existing accounts, short-term offerings, and project work that is provided to customers within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs;

•	$52.2 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002, primarily in the financial services and strategic markets industries. Of this decrease in revenue, $14.6 million related to fees we received in 2002 in connection with the termination of services provided through two joint ventures. One of these joint ventures was with a European telecommunications company and the other was with a European financial institution. Both of these joint ventures were terminated at the convenience of the customers, resulting in the payments to us of $14.6 million in termination fees. The remaining revenue decrease is due primarily to reduced revenue from those two joint ventures as they were terminated in 2002; and

•	$7.8 million decrease from UBS to $242.0 million in 2003 from $249.8 million in 2002.

      Revenue from Government Services increased $166.9 million, or 436.9%, to $205.1 million for 2003 from $38.2 million for 2002. This increase is attributable to the acquisitions of Soza & Company, Ltd. (Soza) in February 2003 and ADI Technology Corporation (ADI) in July 2002.

      Revenue from the Consulting segment decreased 8.3% to $56.1 million in 2003 from $61.2 million in 2002 due primarily to the weak demand for custom application solutions and package implementation services.

      Domestic revenue grew by 17.2% in 2003 to $1,263.5 million from $1,078.3 million in 2002, and increased as a percent of total revenue to 86.5% from 80.9% in the prior year. Domestic revenue grew by 21.0% in 2003 from pro forma 2002 domestic revenue of $1,043.9 million, and increased as a percent of total revenue to 86.5% from 80.4% of total pro forma 2002 revenue. This increase is primarily the result of new contract signings and acquisitions in 2003 and 2002.

      Non-domestic revenue, consisting of European and Asian operations, decreased by 22.3% in 2003 to $197.3 million from $253.8 million in 2002 and decreased to 13.5% of total 2003 revenue from 19.1% of 2002 total revenue and 19.6% of 2002 pro forma revenue. The largest components of European operations are the United Kingdom and Switzerland. In the United Kingdom, revenue for 2003 decreased to $107.4 million from $119.9 million for 2002. In Switzerland, revenue for 2003 decreased to $28.1 million from $34.6 million for 2002. These revenue decreases from 2002 are due primarily to a revenue decline from UBS, as well as a decrease in the number of customers in these countries, including the two joint ventures that were terminated in 2002. Asian operations generated revenue of $25.9 million in 2003 compared to $22.9 million in 2002.

Gross Margin

      Gross margin for 2003 was 18.3% of revenue, which is lower than the gross margin for 2002 of 23.4% and the pro forma gross margin for 2002 of 20.5%. The following items are important in understanding the decrease in gross margin as compared to the pro forma gross margin for 2002:

•	In 2002, we recorded revenue of $14.6 million and direct cost of services of $0.9 million, resulting in gross profit of $13.7 million, associated with the termination of services provided through two joint ventures;

•	In 2002, we received a $3.0 million payment from a customer in bankruptcy reorganization that was previously believed to be unrecoverable;

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for 2002 includes a reduction of $20.4 million associated with the adoption of EITF 00-21 for a contract we exited ($9.8 million as a reduction of revenue and $10.6 million as an increase in direct cost of services); and

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct cost of services associated with the exiting of this contract.

      Without the effects of these items, gross margin for 2003 would have decreased to 19.5% of revenue from a gross margin of 20.9% in 2002 (calculated by adjusting the pro forma gross margin of 20.5% for 2002 for the 2002 items discussed above). The year over year decline in gross margin is primarily due to lower up-front profitability on new contracts signed during 2003, lower profitability from short-term consulting activities, an increase in expense for year-end bonuses to be paid to associates, and $5.6 million of expense associated with unfulfilled minimum purchase commitments. In addition, during 2003 we recorded additional expense for associate year-end bonuses as compared to 2002, which reduced gross profit by $6.2 million. These items were partially offset by higher margins from 2003 acquisitions and improvements in long-term commercial account profitability, including an increase in profitability for certain fixed price contracts.

Selling, General and Administrative Expenses

      SG&A for 2003 decreased 4.0% to $187.8 million from $195.6 million in 2002. SG&A for 2003 was 12.9% of revenue, which is lower than SG&A for 2002 of 15.1% of pro forma revenue. In our analysis of SG&A for both 2003 and 2002, we identified the following items that are important in understanding this change:

•	During 2002, we recorded $11.1 million of expense in SG&A relating to severance and other costs to exit certain activities and $8.7 million of expense associated with our response to investigations of the California energy crisis; and

•	During 2003, we recorded a reduction of expense of $7.3 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute.

      Without the effects of these items, SG&A would have increased by $19.3 million, or 11.0%, to $195.1 million for 2003 from $175.8 million for 2002. As a percentage of revenue, SG&A would have decreased to 13.4% of revenue for 2003 from 13.5% of pro forma revenue for 2002.

Other Statement of Operations Items

      Interest income, net, decreased by 33.3% to $2.6 million in 2003 from $3.9 million in 2002 due to a decrease in the average cash balance in 2003 as compared to 2002 and an overall decrease in interest rates.

      Equity in earnings (loss) of unconsolidated affiliates, which primarily represents our share of the earnings of HCL Perot Systems B.V. (HPS), an information technology services joint venture based in India, was a $1.9 million loss in 2003 as compared to $4.7 million of earnings in 2002. This change from 2002 is primarily related to expenses associated with resolving the ownership structure of the HPS joint venture, which negatively impacted our equity in HPS 2003 earnings of approximately $9.3 million and related primarily to stock option compensation expense. Included in the $4.7 million of earnings from HPS in 2002 was a charge to write down the goodwill related to an acquisition, which reduced our equity in earnings by approximately $1.6 million, and $1.9 million of expense related to a contingent liability. On December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V. Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of Perot Systems TSI were not material to our consolidated results of operations for 2003. As a result, we continued to account for Perot Systems TSI’s results of operations using the equity method of accounting through December 31, 2003, and the balance of our investment in TSI at December 31, 2003, was $29.5 million. We consolidated the assets and liabilities of TSI as of December 31, 2003.

      Other income (expense), net, was $2.3 million of income in 2003 as compared to $2.1 million of expense in 2002. During 2003, we recorded non-investment interest income of $1.2 million and a $0.9 million gain related to the sale of marketable equity securities. During 2002, we recorded a $1.0 million loss when we divested our equity investment in BillingZone, a start-up joint venture.

      Our effective tax rate for income before the cumulative effect of changes in accounting principles for 2003 was 37.0%. Income tax expense for 2003 was reduced by $1.6 million primarily due to the impact of our non-U.S. operations. Without the effect of this item, our effective tax rate for income before the cumulative effect of changes in accounting principles for 2003 would have been 39.0%. Our effective tax rate for 2002 was 35.9%. Income tax expense for 2002 included a $2.7 million benefit from the reduction of a valuation allowance against certain foreign deferred tax assets as well as $1.1 million of other tax benefits. Without the effect of these tax items, our effective tax rate for 2002 would have been 39.0%.

Comparison of 2002 to 2001

Revenue

      Revenue for 2002 increased $127.4 million, or 10.6%, to $1,332.1 million from revenue of $1,204.7 million for 2001. As noted above, on January 1, 2003, we adopted EITF 00-21 and changed our method of accounting for revenue from agreements with multiple deliverables for both existing and prospective customer contracts. The effect from this change in accounting is reflected above in the presentation of pro forma amounts for revenue, gross profit, gross margin and net income (loss) for the years ended December 31, 2002 and 2001.

      Pro forma revenue for 2002 increased by $109.9 million, or 9.3%, compared to pro forma 2001 revenue of $1,187.8 million. This increase in revenue was due to increases in revenue from the IT Solutions and Government Services segments, partially offset by a decrease in revenue from the Consulting segment.

      Revenue from the IT Solutions segment increased 8.1% to $1,232.2 million in 2002 from $1,139.7 million in 2001. Pro forma revenue from the IT Solutions segment increased $75.0 million, or 6.7%, to $1,197.8 million in 2002 from pro forma revenue of $1,122.8 million in 2001. This increase was primarily attributable to:

•	$63.1 million in revenue from acquisitions consummated in 2002 and 2001 in the healthcare market;

•	$51.8 million in revenue from contracts signed during 2002 with new and existing customers in which the scope of services to be provided was expanded;

•	$40.8 million from other existing accounts, primarily in the healthcare industry and primarily related to a full year of revenue in 2002 on a new contract that was signed in the middle of 2001; and

•	$14.6 million of revenue in 2002 relating to fees paid in connection with the termination of services provided through two joint ventures. One of these joint ventures was with a European telecommunications company and the other was with a European financial institution. Both of these joint ventures were terminated after the service contracts with these customers were terminated at the convenience of the customers, resulting in the payment to us of $14.6 million in termination fees.

      These increases in revenue were partially offset by:

•	$54.6 million decrease as a result of exiting certain business relationships and under-performing delivery units and closing geographic project sales efforts in 2001, and

•	$40.7 million decrease in revenue from UBS. Revenue from UBS decreased to $249.8 million in 2002 from $290.5 million in 2001 due primarily to lower spending by UBS on infrastructure and discretionary project services as a result of cost savings initiatives implemented by us and UBS.

      In July 2002, we acquired ADI Technology Corporation and formed our Government Services segment. Revenue from this segment was $38.2 million for 2002.

      Revenue from the Consulting segment decreased 3.2% to $61.2 million in 2002 from $63.2 million in 2001 due to continued weak demand for custom application development services, partially offset by growth in systems integration and package implementation services.

      Domestic revenue grew by 21.0% in 2002 to $1,078.3 million from $891.0 million in 2001, and increased as a percent of total revenue to 80.9% from 74.0% in the prior year. Pro forma 2002 domestic revenue grew by 19.4% in 2002 to $1,043.9 million from pro forma 2001 domestic revenue of $874.1 million, and increased as a percent of total pro forma revenue to 80.4% from 73.6% of total 2001 pro forma revenue. This increase is primarily the result of new contract signings and acquisitions in 2002 and 2001.

      Non-domestic revenue, consisting of European and Asian operations, decreased by 19.1% in 2002 to $253.8 million from $313.7 million in 2001 and decreased as a percent of total revenue to 19.1% from 26.0% over the same period. Non-domestic revenue for 2002 was 19.6% of pro forma revenue, which is lower than non-domestic revenue for 2001 of 26.4% of pro forma revenue. The largest components of European operations were the United Kingdom and Switzerland. In the United Kingdom, revenue for 2002 decreased to $119.9 million from $152.1 million for 2001. In Switzerland, revenue for 2002 decreased to $34.6 million from $43.7 million for 2001. Asian operations generated revenue of $22.9 million in 2002 compared to $24.7 million in 2001, respectively. These revenue decreases from 2001 are due to a revenue decline from UBS, as well a decrease in the number of customers in these geographic areas.

Gross Margin

      Direct costs of services increased in 2002 by 7.5% to $1,020.8 million from $949.7 million in 2001. Gross margin increased to 23.4% of revenue in 2002 as compared to 21.2% of revenue in 2001. Gross margin increased to 20.5% of pro forma revenue in 2002 as compared to 20.0% of pro forma revenue in 2001. In our analysis of our pro forma gross margin percentages for 2002 and 2001, we identified the following items that are important in understanding this change:

•	In 2001, we recorded $25.9 million of charges, including $20.9 million relating to the bankruptcy of a customer, ANC Rental Corporation, and $5.0 million from reducing the basis of software and other assets used in service offerings that we exited.

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for 2001 includes an additional $0.9 million associated with the adoption of EITF 00-21 for a contract we exited ($0.9 million as additional revenue).

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for 2002 includes a reduction of $20.4 million associated with the adoption of EITF 00-21 for a contract we exited ($9.8 million as a reduction of revenue and $10.6 million as an increase in direct cost of services).

•	In 2002, we received a $3.0 million payment from ANC that was previously believed to be unrecoverable, and we recorded $13.7 million of gross profit (on $14.6 million of revenue) associated with fees paid in connection with the termination of services provided through two joint ventures that we exited during 2002.

      Without the effects of these items, the gross margin for 2002 would have decreased to 20.9% of total revenue from 22.2% of total revenue in 2001. This decrease in gross margin was due primarily to generally lower gross margins on contracts signed since the middle of 2001 and on acquisitions consummated in 2002. Partially offsetting this decline in gross margin was lower expense for associate incentive programs in 2002 consistent with market conditions.

Selling, General and Administrative Expenses

      SG&A for 2002 decreased 23.8% to $195.6 million from $256.6 million in 2001. SGA for 2002 was 15.1% of pro forma revenue, which is lower than SG&A for 2001 of 21.6% of pro forma revenue. In our analysis of SG&A for both 2002 and 2001, we identified the following items that are important in understanding this change:

•	As discussed in more detail below, in 2001 we recorded $69.7 million in expense relating primarily to severance and facility related costs as a result of realigning our operating structure;

•	In 2002, we recorded an additional $11.1 million relating to severance and other costs to exit certain activities as we continued our efforts to streamline our operations; and

•	During 2002, we recorded $8.7 million of expense relating to an investigation of our involvement in the California energy market.

      Without the effects of these items, SG&A would have decreased by $11.1 million, or 5.9%, to $175.8 million for 2002 from $186.9 million in 2001. As a percentage of pro forma revenue, SG&A would have decreased to 13.5% of pro forma revenue for 2002 from 15.7% of pro forma revenue for 2001. This decrease is primarily due to the elimination of the amortization of goodwill and certain other intangibles, which was $6.5 million in 2001, a temporary decline in selling expense, and our focused efforts to reduce SG&A costs as a percentage of revenue.

Other Statement of Operations Items

      Interest income, net, decreased by 56.2% to $3.9 million in 2002 from $8.9 million in 2001 due to a decrease in the average cash balance in 2002 as compared to 2001 and an overall decrease in interest rates.

      Equity in earnings of unconsolidated affiliates was $4.7 million in 2002 compared to $8.4 million in 2001. This decrease from 2001 is primarily due to a reduction in our equity in earnings from TSI. Equity in earnings from TSI decreased to $4.7 million in 2002 from $9.2 million in 2001. This decrease was due primarily to a charge to write down the goodwill related to an acquisition, which reduced our equity in earnings by approximately $1.6 million, and $1.9 million of expense related to a contingent liability. In addition, TSI had experienced an overall reduction in their revenue related to the weak demand for custom application development services. In 2001, we recorded $0.7 million of losses associated with BillingZone, a start-up joint venture that we sold in 2002.

      Other income (expense), net, was a $2.1 million net expense in 2002 as compared to a $1.9 million net expense in 2001. During 2002, we recorded a $1.0 million loss when we divested our share of BillingZone, and during 2001 we recorded a $0.6 million expense for the impairment of an investment in marketable equity securities.

      Our effective tax rate for 2002 was 35.9%. Income tax expense for 2002 included a $2.7 million benefit from the reduction of a valuation allowance against certain foreign deferred tax assets as well as $1.1 million of other tax benefits. Without the effect of these tax items, our effective tax rate for 2002 would have been 39.0%. Our effective tax rate for 2001 was 119.4%. During 2001 we recorded an $11.0 million valuation allowance against certain foreign deferred tax assets due to the significant uncertainty as to the ultimate realization of these deferred tax assets. Without the effect of this $11.0 million charge, our effective tax rate for 2001 would have been 39.5%.

Realigned Operating Structure

      During 2001, we realigned our operating structure, resulting in charges totaling $74.7 million, of which $33.7 million was recorded during the first quarter of 2001 and $41.0 million was recorded during the third quarter of 2001. We recorded these charges in the consolidated statements of operations as $5.0 million in direct cost of services and $69.7 million in SG&A, and these charges consist of the following:

•	$39.6 million expense related to the elimination of approximately 900 administrative and non-billable positions in all business functions and in all geographic areas of the Company;

•	$25.9 million expense for the consolidation and closure of facilities, including those facilities impacted by our realigned operating structure and the consolidation of our Dallas area operations into one facility located in Plano, Texas; and

•	$9.2 million expense related to adjustments to reduce the basis of certain facility related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

      As mentioned above, during 2002 we recorded an additional $11.1 million relating to severance and other costs to exit certain activities as we continued our efforts to streamline our operations. As a result of these realignment activities, we realized savings that helped to offset profit pressures. During 2003, we recorded a reduction of expense of $7.3 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations.

      As a result of these realignment activities, we reduced both our direct cost of services and our SG&A expenses, primarily resulting from reduced salary and facility costs. These expense reductions helped offset profit pressures that we have experienced since 2001. We are unable to determine whether these savings will continue to be realized in the future, as we may decide to increase our spending in SG&A areas as our business or the market environment changes.

Liquidity and Capital Resources

      During 2003, cash and cash equivalents decreased 41.9% to $123.8 million from $212.9 million at December 31, 2002.

      Net cash provided by operating activities was $102.9 million in 2003 compared to net cash provided by operating activities of $60.1 million in 2002. The following items are important in understanding this change:

•	Long-term accrued revenue increased by $7.3 million in 2003 as compared to an increase of $40.5 million in 2002. As discussed above, we adopted EITF 00-21 effective January 1, 2003. This change in our method of accounting for revenue from arrangements with multiple deliverables had the impact of reducing the amount of revenue that we recorded on long-term fixed-price contracts during 2003 as compared to 2002;

•	Amounts paid associated with our prior years realigned operating structure activities in 2003 decreased as compared to 2002 by $11.6 million;

•	Year-end bonuses paid to associates in 2003 decreased as compared to 2002 by approximately $9.3 million; and

•	Net cash paid for income taxes increased by $1.8 million, with net tax payments of $10.3 million in 2003 compared to net tax payments of $8.5 million in 2002.

      Net cash used in investing activities increased to $214.7 million for the year ended December 31, 2003, from $134.0 million for the year ended December 31, 2002. This increase was due primarily to a $90.9 million increase in the amount of net cash paid for acquisitions of businesses.

•	During 2002, we paid $97.9 million net cash for acquisitions, including $49.2 million net cash for the acquisition of Claim Services Resource Group, Inc., $37.8 million of net cash for the acquisition of ADI, and $10.0 million as additional consideration related to the acquisition of ARS; and

•	During 2003, we paid $188.8 million net cash for acquisitions, including $99.4 million net cash for the acquisition of HPS, $73.8 million net cash for the acquisition of Soza and $10.0 million as additional consideration related to the acquisition of ARS.

      Partially offsetting the increase was a reduction in purchases of property, equipment and software in 2003.

      For the year ended December 31, 2003, net cash provided by financing activities decreased to $12.0 million from $17.0 million for the year ended December 31, 2002. This decrease is due primarily to a decrease in the amount of cash received upon the exercise of options to purchase Class A Common Stock and Class B Common Stock during 2003 as compared to the prior year. This decrease was partially offset by a decrease in the number of shares of our Class A Common Stock that we repurchased in 2003 as compared to 2002.

      We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During 2003, foreign exchange rate fluctuations positively impacted our non-domestic cash balances by $10.7 million, as British pounds, Swiss francs, and Euros all strengthened against the U.S. dollar. Our foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

      As discussed below under “Subsequent Events,” on January 20, 2004, we entered into a revolving credit facility with a syndicate of banks that allows us to borrow up to $100.0 million. We anticipate that existing cash and cash equivalents and short-term investments, expected cash flows from operating activities, and the $100.0 million available under the revolving credit facility will provide us sufficient funds to meet our operating needs for the foreseeable future.

Contractual Obligations and Contingent Commitments

      The following table sets forth our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows for the periods indicated (in millions):

		2005-	2007-
	2004	2006	2008	Thereafter	Total

Operating leases	$23.5	$31.8	$17.2	$15.9	$88.4
Long-term debt	—	—	75.5	—	75.5
Purchase commitments	28.9	6.0	—	—	34.9
Restructuring payments	0.4	0.5	—	—	0.9

Total	$52.8	$38.3	$92.7	$15.9	$199.7

      We discuss these contractual obligations in Note 8, “Long-term Debt,” Note 14, “Commitments and Contingencies,” and Note 19, “Realigned Operating Structure,” of Notes to the Consolidated Financial Statements, which are included herein. We also discuss purchase commitments below. Minimum lease payments related to facilities abandoned as part of our prior years’ realigned operating structures are included in the operating lease amounts above.

      The following table sets forth our significant contingent commitments for the periods indicated (in millions) and represent the maximum principal amount of such commitments:

		2005-	2007-
	2004	2006	2008	Total

Contingent payments for acquisitions	$21.3	$48.6	$1.1	$71.0

Total	$21.3	$48.6	$1.1	$71.0

      The contingent payments for significant acquisitions are discussed below and in Note 4, “Acquisitions,” of Notes to the Consolidated Financial Statements.

Purchase Commitments

      We have agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for two of the vendors. With regard to the third vendor, under the terms and conditions of this agreement, we agreed to purchase or sell services having a gross value of $19.5 million over a four-year commitment period. We entered into discussions with this vendor to restructure the terms of the commitment. Because both parties were unable to agree to change the terms, we have entered into arbitration, which we expect to be resolved in the first half of 2004. In 2003, we recorded expense of $5.6 million associated with this unfulfilled minimum purchase commitment.

      In June 2000, we entered into an agreement with an airline to purchase a minimum of $10.0 million of air travel mileage on an annual basis for five years. We have made four of the five annual payments, with the remaining payment to be made in June of 2004.

Other Commitments and Contingencies

      As discussed in Note 4, “Acquisitions,” we may be required to make additional payments related to three acquisitions, dependent upon these three companies achieving certain financial targets over designated time periods. We may be required to make two additional payments to the sellers of Advanced Receivables Strategy, Inc. (ARS) totaling $20.0 million over the next two years. Up to 50% of each additional payment to the sellers of ARS may be in stock, at our discretion. In addition, we may be required to pay to the sellers of ADI an additional $12.0 million over the next two years, $5.3 million of which may be paid in 2004. At our discretion, we may pay up to 60% of these additional amounts in stock. In addition, we may be required to pay to the sellers of Soza additional payments totaling up to $32.0 million over the next two years, $15.0 million of which may be paid in 2004. At our discretion, we may pay up to 70% of these additional amounts in stock.

      As discussed in Note 11, “Termination of Business Relationships,” during 2003 we exited an under-performing contract. As a result of the exiting of this contract, we determined that certain contract-related assets were impaired and additional expenses would be incurred related to the exiting of this contract, resulting in a loss of $17.7 million recorded in direct cost of services. This estimated loss represents our current estimate of the loss related to exiting this contract. The amount of actual loss with respect to exiting this contract may exceed our current estimates.

Critical Accounting Policies

      The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is important to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

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

Revenue Recognition

      We provide services to our customers under contracts that contain various pricing mechanisms and other terms. These services generally fall into one of the following categories:

•	IT outsourcing services — includes application systems outsourcing, technology infrastructure outsourcing (including mainframe and network support services, maintenance services and helpdesk services), and back office outsourcing. The fees under these arrangements are generally based on the level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed-price for contracted services, or on a contracted per-unit price of each service delivered. The term of our outsourcing contracts generally range between five and ten years.

•	Business process services — includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services. The fees for these services are generally based on time and materials, on a contracted price per unit of service delivered, or on a contracted fixed-price for the contracted level of services. The term of our business process services contracts generally range from month-to-month to five years.

•	Consulting services — includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services. The fees for these services are generally based on a contracted level-of-effort, including time and materials contracts and cost plus contracts, and on a contracted fixed-price. The term of our consulting contracts varies based on the complexity of the services provided and the customers’ needs.

      Within these three categories of services, our contracts include non-construction-type service deliverables including technology and back office outsourcing, and construction-type service deliverables, such as application development. Revenue for non-construction-type service deliverables is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when services are rendered; evidence of arrangement exists, usually evidenced by a signed contract; the fee is fixed or determinable; and collectibility is reasonably assured. Specifically, revenue from fixed-fee contracts is recognized on a straight-line basis over the term, regardless of the amounts that can be billed in each period, unless there is a better measure of performance or delivery. Revenue from time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual stated price. If the contractual per-unit prices within a unit-priced contract change during the term of the contract, then we evaluate whether it is more appropriate to record revenue based on the average per-unit prices during the term of the contract or based on the actual amounts billed. Revenue from cost plus contracts is recognized as the cost is incurred.

      For construction-type services, revenue is recognized in accordance with the provisions of Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we generally use the cost or hours incurred to date to measure our progress towards completion. This method relies on estimates of total expected costs or total expected hours to complete the construction service, which are compared to costs or hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date.

      Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenues and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of costs or hours required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenues and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

      In contracts for both non-construction and construction services, we may bill the customer prior to performing the service, which would require us to record deferred revenue. In other contracts, we may perform the service prior to billing the customer, which would require us to record an unbilled receivable.

Multiple-Element Arrangements

      Prior to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective January 1, 2003 (as discussed below), we accounted for revenue from contracts containing both non-construction and construction services, on a combined basis. For such contracts with both non-construction and construction services, we recognized revenue and profit on all services combined using the percentage-of-completion method in accordance with the provisions of SOP 81-1. As described above, under the percentage-of-completion method, the amount of revenue and profit was determined based on the direct costs incurred to date as compared to the estimate of total expected direct costs at completion.

Adoption of EITF 00-21

      On November 21, 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, regarding when an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. We were required to apply the provisions of EITF 00-21 to all new arrangements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, we were permitted to apply EITF 00-21 to existing arrangements and record the effect of adoption as the cumulative effect of a change in accounting principle. Effective January 1, 2003, we adopted EITF 00-21 and changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customer contracts.

      For those contracts which contain both non-construction and construction services, we first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting.

      After the arrangement consideration has been allocated to each separate unit of accounting, we apply the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

      Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting using the percentage-of-completion method. This adjustment also includes approximately $19.5 million of expense (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method.

      During the year ended December 31, 2003, we recognized revenues of approximately $0.9 million, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect of a change in accounting principle upon adoption of EITF 00-21. Our accounting records for the year ended December 31, 2003 were prepared using the separation criteria of EITF 00-21, so for those contracts which contain both non-construction and construction services, only construction service deliverables meeting the separation criteria of EITF 00-21 were subject to our percentage-of-completion accounting controls and procedures. Accordingly, effects of the accounting change for the year ended December 31, 2003 referred to above are estimates based upon the amount unbilled revenue would have been reduced for the affected customer contracts derived from the most recent percentage-of-completion models prepared.

Valuation of Goodwill and Intangibles

      Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we could incur. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. If an event occurs which would cause us to revise the estimates and assumptions we used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial condition and results of operations.

Year-end Bonus Plan

      One of our various compensation methods is to pay to certain associates a year-end bonus, which is based on associate and team performance as well as on our overall financial results. The amount of bonus expense that we record each quarter is based on several factors, including our financial performance for that quarter, our latest expectations for full year results, and management’s discretion. As a result, the amount of bonus expense that we may record in each quarter can vary significantly.

Contingencies

      We account for claims and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

Income Taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      At December 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $50.7 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe that it is more likely than not that only $38.5 million of such net deferred tax assets will be realized, resulting in a valuation allowance at December 31, 2003, of $12.2 million relating primarily to certain foreign jurisdictions. On a quarterly basis, we evaluate the need for and adequacy of this valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

      We have not provided for U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries in accordance with the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Area.” We intend to either permanently reinvest the earnings outside the U.S. or remit such earnings in a tax-free manner. If we encounter a significant domestic need for liquidity that we cannot fill through borrowings, equity offerings, or other internal or external sources, we may experience unfavorable tax consequences as cash invested outside the U.S. is transferred to the U.S. This adverse consequence would occur if the transfer of cash into the U.S. were subject to income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

      Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate. We are subject to income tax audits by federal, state, and foreign tax authorities. These audits may result in additional tax liabilities. Changes to our recorded income tax liabilities resulting from the resolution of open tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us.

Accounting Standards Issued

Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21

      As discussed above under “Revenue Recognition,” effective January 1, 2003, we adopted EITF 00-21, which resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share.

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

      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we consolidated this entity beginning on December 31, 2003, which resulted in an increase in assets and long-term debt of $65.2 million and $75.5 million, respectively. In addition, we recorded an expense for the cumulative effect of a change in accounting principle of $10.3 million ($6.4 million, net of the applicable income tax benefit), or $.06 per share (diluted), representing primarily the cumulative depreciation expense on the office buildings and data center facility through December 31, 2003. In 2004, we will begin recording additional depreciation expense of approximately $3.2 million per year relating to these newly consolidated assets. Under the terms of the operating lease with the variable interest entity, our rent expense was an amount equal to the interest expense owed on the long-term debt and was recorded as an operating expense. With our consolidation of this variable interest entity, we will no longer record rent expense for these facilities, but will instead record the interest expense on the newly consolidated long-term debt, which will be included in interest expense in our consolidated statements of operations.

Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-08

      In May 2003, the EITF reached a consensus on EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease,” which provides guidance on identifying leases that may be embedded in contracts or other arrangements that sell or purchase products or services. The determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. We enter into long-term integrated IT services and business solutions arrangements that, depending on the terms and conditions of the arrangements, could be subject to EITF 01-08. This consensus is applicable prospectively to arrangements entered into or significantly modified after July 1, 2003. The adoption of this consensus has not had a material impact on our results of operations and financial position for the year ended December 31, 2003. The impact on our future results of operations and financial position depends on the terms and conditions of any contracts entered into or modified after July 1, 2003.

Related Party Transactions

      We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract was amended during the current year and will expire on April 1, 2006. This contract includes provisions under which we may be penalized if its actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2003, 2002 and 2001, we recorded revenue of $1.4 million, $1.5 million and $1.5 million and direct cost of services of $1.0 million, $1.0 million and $1.0 million, respectively. Prior to entering into this arrangement, the Audit Committee reviewed and approved this contract.

      During 2002, we entered into a sublease agreement with Perot Services Company, LLC, which is controlled and owned by Ross Perot, for approximately 23,000 square feet of office space at our Plano, Texas facility. Rent over the term of the lease is approximately $0.4 million per year. The initial lease term is 2 1/2 years with one optional 2-year renewal period. The lease also provides for a $0.1 million allowance to be paid by us for modifications to the leased space. Perot Services will pay all modification costs in excess of the allowance. Prior to entering into this arrangement, the Audit Committee reviewed and approved this contract.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      In the ordinary course of business, we enter into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. We generally manage these transactions by ensuring that costs to service these contracts are incurred in the same currency in which revenue is received. By matching revenues and costs to the same currency, we have been able to substantially mitigate foreign currency risk to earnings. We use foreign currency forward contracts or options to hedge exposures arising from these transactions when necessary. We do not foresee changing our foreign currency exposure management strategy. However, we may increase our hedging activities due to the acquisition of the remaining interests in TSI due to increased foreign currency exposures inherent in TSI’s business.

      During 2003, 13.5% of our revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change revenue by 1.4%, or $20.5 million. In our opinion, a substantial portion of this fluctuation would be offset by expenses incurred in local currency.

      At December 31, 2003, we had approximately $40.1 million of non-U.S. dollar denominated cash and cash equivalents.

Item 8.	Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements and Financial Statement Schedules

Consolidated Financial Statements

      The Financial Statement Schedule is submitted as Exhibit 99.1 to this Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

      Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

      The Financial Statement Schedule, “Valuation and Qualifying Accounts,” is submitted as Exhibit 99.1 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Perot Systems Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for multiple deliverable revenue arrangements and for variable interest entities during 2003. As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets during 2002.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2004

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2003 and 2002

	2003	2002

	(Dollars and shares
	in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$123,770	$212,861
Short-term investments	37,599	—
Accounts receivable, net	208,244	162,367
Prepaid expenses and other	26,101	21,602
Deferred income taxes	26,269	20,813

Total current assets	421,983	417,643
Property, equipment and purchased software, net	142,836	62,543
Goodwill	347,576	211,075
Long-term accrued revenue	8,727	74,489
Other non-current assets	89,475	76,563

Total assets	$1,010,597	$842,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,063	$24,452
Deferred revenue	14,576	14,513
Accrued compensation	40,197	13,137
Income taxes payable	27,034	10,212
Accrued and other current liabilities	98,173	93,202

Total current liabilities	207,043	155,516
Long-term debt	75,498	—
Other non-current liabilities	15,277	10,211

Total liabilities	297,818	165,727

Commitments and contingencies
Stockholders’ equity:
Preferred Stock; par value $.01; authorized 5,000 shares; none issued	—	—
Class A Common Stock; par value $.01; authorized 300,000 shares; issued and outstanding 109,262 and 105,272 shares, respectively	1,093	1,053
Class B Convertible Common Stock; par value $.01; authorized 24,000 shares; issued and outstanding 3,042 and 3,392 shares, respectively	30	34
Additional paid-in capital	421,847	392,821
Retained earnings	288,615	286,109
Other stockholders’ equity	(4,174)	(1,409)
Accumulated other comprehensive income (loss)	5,368	(2,022)

Total stockholders’ equity	712,779	676,586

Total liabilities and stockholders’ equity	$1,010,597	$842,313

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(Dollars and shares in thousands,
	except per share data)
Revenue	$1,460,751	$1,332,145	$1,204,701
Direct cost of services	1,193,515	1,020,889	949,708

Gross profit	267,236	311,256	254,993
Selling, general and administrative expenses	187,874	195,545	256,635

Operating income (loss)	79,362	115,711	(1,642)
Interest income, net	2,604	3,929	8,860
Equity in earnings (loss) of unconsolidated affiliates	(1,910)	4,677	8,379
Other income (expense), net	2,300	(2,121)	(1,827)

Income before taxes	82,356	122,196	13,770
Provision for income taxes	30,486	43,908	16,441

Income (loss) before cumulative effect of changes in accounting principles	51,870	78,288	(2,671)
Cumulative effect of changes in accounting principles, net of tax:
Adoption of EITF 00-21	(42,959)	—	—
Adoption of FIN 46	(6,405)	—	—

Net income (loss)	$2,506	$78,288	$(2,671)

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.47	$0.74	$(0.03)
Cumulative effect of changes in accounting principles, net of tax	(0.45)	—	—

Net income (loss)	$0.02	$0.74	$(0.03)

Weighted average common shares outstanding	110,573	106,309	99,437

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.45	$0.68	$(0.03)
Cumulative effect of changes in accounting principles, net of tax	(0.43)	—	—

Net income (loss)	$0.02	$0.68	$(0.03)

Weighted average diluted common shares outstanding	115,334	115,429	99,437

Pro forma amounts assuming the accounting changes had been applied retroactively:
Net income (loss)	$49,831	$48,360	$(14,336)
Basic earnings (loss) per common share	$0.45	$0.45	$(0.14)
Diluted earnings (loss) per common share	$0.43	$0.42	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2003, 2002 and 2001

						Accumulated
	Common		Additional			Other		Total
	Stock	Common	Paid-in	Retained	Treasury	Comprehensive		Stockholders’
	Issued	Stock	Capital	Earnings	Stock	Income (Loss)	Other*	Equity

	(Dollars and shares in thousands)
Balance at January 1, 2001	98,079	$981	$305,320	$210,492	$(7,388)	$(5,883)	$(2,467)	$501,055
Issuance of Class A shares under incentive plans (429 shares, including 119 shares from treasury)	310	3	3,692	—	1,206	—	—	4,901
Exercise of stock options for Class A shares (4,873 shares, including 1,239 shares from treasury)	3,634	36	5,427	—	9,920	—	(68)	15,315
Class A shares repurchased (784 shares)	—	—	—	—	(3,738)	—	—	(3,738)
Tax benefit of stock options exercised	—	—	17,128	—	—	—	—	17,128
Deferred compensation, net of amortization	—	—	(510)	—	—	—	861	351
Net loss	—	—	—	(2,671)	—	—	—	(2,671)
Other comprehensive loss, net of tax
Unrealized gain on marketable equity securities	—	—	—	—	—	94	—	94
Translation adjustment	—	—	—	—	—	(1,666)	—	(1,666)

Comprehensive loss	—	—	—	—	—	—	—	(4,243)

Balance at December 31, 2001	102,023	$1,020	$331,057	$207,821	$—	$(7,455)	$(1,674)	$530,769
Issuance of Class A shares related to acquisitions	703	7	13,880	—	—	—	—	13,887
Issuance of Class A shares under incentive plans (454 shares, including 132 shares from treasury)	322	4	3,662	—	1,512	—	—	5,178
Exercise of stock options for Class A shares (2,896 shares, including 672 shares from treasury)	2,224	22	7,549	—	5,394	—	—	12,965
Exercise of stock options for Class B shares	3,392	34	12,346	—	—	—	—	12,380
Class A shares repurchased (650 shares)	—	—	—	—	(6,906)	—	—	(6,906)
Tax benefit of stock options exercised	—	—	24,082	—	—	—	—	24,082
Deferred compensation, net, and other	—	—	245	—	—	—	265	510
Net income	—	—	—	78,288	—	—	—	78,288
Other comprehensive income, net of tax
Unrealized loss on marketable equity securities	—	—	—	—	—	(401)	—	(401)
Translation adjustment	—	—	—	—	—	5,834	—	5,834

Comprehensive income	—	—	—	—	—	—	—	83,721

Balance at December 31, 2002	108,664	$1,087	$392,821	$286,109	$—	$(2,022)	$(1,409)	$676,586
Issuance of Class A shares under incentive plans	622	6	5,589	—	—	—	—	5,595
Class A shares repurchased (41 shares)	—	—	—	—	(44)	—	—	(44)
Exercise of stock options for Class A shares (2,359 shares, including 41 shares from treasury)	2,318	23	10,187	—	44	—	—	10,254
Exercise of stock options for Class B shares	700	7	2,548	—	—	—	—	2,555
Tax benefit of stock options exercised	—	—	6,789	—	—	—	—	6,789
Deferred compensation, net, and other	—	—	3,913	—	—	—	(2,765)	1,148
Net income	—	—	—	2,506	—	—	—	2,506
Other comprehensive income, net of tax
Unrealized gain on marketable equity securities	—	—	—	—	—	53	—	53
Translation adjustment	—	—	—	—	—	7,337	—	7,337

Comprehensive income	—	—	—	—	—	—	—	9,896

Balance at December 31, 2003	112,304	$1,123	$421,847	$288,615	$—	$5,368	$(4,174)	$712,779

*	The Other balance as of December 31, 2003, includes $(3,814) of deferred compensation and $(360) of stock transactions pending completion.

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$2,506	$78,288	$(2,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,749	30,625	35,100
Cumulative effect of changes in accounting principles, net of tax	49,364	—	—
Impairment of assets related to exiting a contract	13,910	—	—
Impairment of long-lived assets	960	1,172	19,164
Equity in (earnings) loss of unconsolidated affiliates	1,910	(4,677)	(9,171)
Change in deferred income taxes	11,050	20,659	2,652
Other	(7,287)	4,194	4,117
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	10,785	22,192	24,690
Prepaid expenses	(1,738)	3,637	(4,673)
Long-term accrued revenue	(7,340)	(40,486)	(23,954)
Other current and non-current assets	(21,706)	(18,532)	(7,848)
Accounts payable and accrued liabilities	(10,081)	(30,578)	20,932
Deferred revenue	8,340	5,484	(10,414)
Accrued compensation	9,192	(11,630)	4,352
Income taxes	9,257	12,748	30,881
Other current and non-current liabilities	(1,994)	(13,045)	11,889

Total adjustments	100,371	(18,237)	97,717

Net cash provided by operating activities	102,877	60,051	95,046

Cash flows from investing activities:
Purchases of property, equipment and software	(28,398)	(36,923)	(30,710)
Proceeds from sale of marketable equity securities	1,096	540	—
Acquisitions of businesses, net of cash acquired of $15,067, $10,328 and $250, respectively	(188,763)	(97,862)	(53,225)
Other	1,326	239	(233)

Net cash used in investing activities	(214,739)	(134,006)	(84,168)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,650	23,572	12,957
Proceeds from issuance of treasury stock	—	2,003	2,794
Purchases of treasury stock	(44)	(6,906)	(3,738)
Other	(582)	(1,680)	(171)

Net cash provided by financing activities	12,024	16,989	11,842

Effect of exchange rate changes on cash and cash equivalents	10,747	10,649	(3,230)

Net increase (decrease) in cash and cash equivalents	(89,091)	(46,317)	19,490
Cash and cash equivalents at beginning of year	212,861	259,178	239,688

Cash and cash equivalents at end of year	$123,770	$212,861	$259,178

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars and shares in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

      Perot Systems Corporation was originally incorporated in the state of Texas in 1988 and on December 18, 1995, we reincorporated in the state of Delaware. We are a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, and these services include technology outsourcing, business process outsourcing, development and integration of systems and applications, and business and technology consulting services. Our significant accounting policies are described below.

Principles of consolidation

      Our consolidated financial statements include the accounts of Perot Systems Corporation and all domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Effective December 31, 2003, we adopted the consolidation requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires consolidation of variable interest entities if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

      Our investments in companies in which we have the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, our share of the earnings (losses) of these companies is included in consolidated net income. Investments in unconsolidated companies that are less than 20% owned, where we have no significant influence over operating and financial policies, are carried at cost. We periodically evaluate whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investments, the underlying assets are written down by charges to expense so that the carrying amount equals the future discounted cash flows.

      As discussed in Note 4, “Acquisitions,” prior to December 31, 2003, we accounted for our investment in HCL Perot Systems (HPS) using the equity method. In connection with our acquisition of HCL Technologies’ shares in HPS, we consolidated all assets and liabilities of HPS on December 31, 2003, which we renamed Perot Systems TSI B.V. (TSI). As of December 31, 2003, we have no investments in unconsolidated companies.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairments of goodwill and long-lived and intangible assets, accrued liabilities, income taxes, restructuring costs, and loss contingencies associated with litigation and disputes. Our estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Cash equivalents

      All highly liquid investments with original maturities of three months or less which are purchased and sold generally as part of our cash management activities are considered to be cash equivalents.

Revenue recognition

      We provide services to our customers under contracts which contain various pricing mechanisms and other terms. These services generally fall into one of the following categories:

•	IT outsourcing services — includes application systems outsourcing, technology infrastructure outsourcing (including mainframe and network support services, maintenance services and helpdesk services), and back office outsourcing. The fees under these arrangements are generally based on the level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed-price for contracted services, or on a contracted per-unit price of each service delivered. The term of our outsourcing contracts generally range between five and ten years.

•	Business process services — includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services. The fees for these services are generally based on time and materials, on a contracted price per unit of service delivered, or on a contracted fixed-price for the contracted level of services. The term of our business process services contracts generally range from month-to-month to five years.

•	Consulting services — includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services. The fees for these services are generally based on a contracted level-of-effort, including time and materials contracts and cost plus contracts, and on a contracted fixed-price. The term of our consulting contracts varies based on the complexity of the services provided and the customers’ needs.

      Within these three categories of services, our contracts include non-construction-type service deliverables, including technology and back office outsourcing, and construction-type service deliverables, such as application development. Revenue for non-construction-type arrangements is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when services are rendered; evidence of arrangement exists, usually evidenced by a signed contract; the fee is fixed or determinable; and collectibility is reasonably assured. Specifically, revenue from fixed-fee contracts is recognized on a straight-line basis over the term, regardless of the amounts that can be billed in each period, unless there is a better measure of performance or delivery. Revenue from time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual stated price. If the contractual per-unit prices within a unit-priced contract change during the term of the contract, then we evaluate whether it is more appropriate to record revenue based on the average per-unit prices during the term of the contract or based on the actual amounts billed. Revenue from cost plus contracts is recognized as the cost is incurred.

      For construction-type services, revenue is recognized in accordance with the provisions of Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we generally use the cost or hours incurred to date to measure our progress towards completion. This method relies on estimates of total expected costs or total expected hours to complete the construction service, which are compared to costs or hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenues and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of costs or hours required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenues and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

      In contracts for both non-construction and construction services, we may bill the customer prior to performing the service, which would require us to record deferred revenue. In other contracts, we may perform the service prior to billing the customer, which may require us to record an unbilled receivable.

Multiple-Element Arrangements

      Prior to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective January 1, 2003 (as discussed below), we accounted for revenue from contracts containing both non-construction and construction services on a combined basis. For such contracts with both non-construction and construction services, we recognized revenue and profit on all services combined using the percentage-of-completion method in accordance with the provisions of SOP 81-1. As described above, under the percentage-of-completion method, the amount of revenue and profit was determined based on the direct costs incurred to date as compared to the estimate of total expected direct costs at completion.

Adoption of EITF 00-21

      On November 21, 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21, regarding when an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. We were required to apply the provisions of EITF 00-21 to all new arrangements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, we were permitted to apply EITF 00-21 to existing arrangements and record the effect of adoption as the cumulative effect of a change in accounting principle. Effective January 1, 2003, we adopted EITF 00-21 and changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customer contracts.

      For those contracts which contain both non-construction and construction services, we first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another separate unit of accounting.

      After the arrangement consideration has been allocated to each separate unit of accounting, we apply the appropriate revenue recognition method for each unit of accounting as described previously based on the nature of the services included in each unit of accounting. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69,288 ($42,959, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction services, as each such contract had previously been accounted for as a single unit of accounting using the percentage-of-completion method. This adjustment also includes approximately $19,500 of expense (approximately $12,090, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method.

      During the year ended December 31, 2003, we recognized revenues of approximately $904, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect of a change in accounting principle upon adoption of EITF 00-21. Our accounting records for the year ended December 31, 2003 were prepared using the separation criteria of EITF 00-21, so for those contracts which contain both non-construction and construction services, only construction service deliverables meeting the separation criteria of EITF 00-21 were subject to our percentage-of-completion accounting controls and procedures. Accordingly, effects of the accounting change for the year ended December 31, 2003 referred to above are estimates based upon the amount unbilled revenue would have been reduced for the affected customer contracts derived from the most recent percentage-of-completion models prepared.

Year-end bonus plan

      One of our various compensation methods is to pay to certain associates a year-end bonus, which is based on associate and team performance as well as on our overall financial results. The amount of bonus expense that we record each quarter is based on several factors, including our financial performance for that quarter, our latest expectations for full year results, and management’s discretion. As a result, the amount of bonus expense that we may record in each quarter can vary significantly.

Contingencies

      We account for claims and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

Research and development costs

      Research and development costs are charged to expense as incurred and were $4,086, $4,799 and $4,125 in 2003, 2002 and 2001, respectively.

Property, equipment and purchased software

      As discussed in Note 3, “Property, Equipment and Purchased Software,” in connection with our adoption of FIN 46 and our acquisition of TSI, we have recorded land and buildings.

      Buildings are stated at cost and are depreciated on a straight-line basis using estimated useful lives of 20 to 30 years. Computer equipment and furniture are stated at cost and are depreciated on a straight-line basis using estimated useful lives of one to seven years. Leasehold improvements are amortized over the

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

shorter of the lease term or the estimated useful life of the improvement. Purchased software that is utilized either internally or in providing services is capitalized at cost and amortized on a straight-line basis over the lesser of its useful life or the term of the related contract.

      Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

Capitalized software development costs

      We capitalize internal software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. We cease capitalization and begin amortization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software of three to five years, but amortization may be accelerated to ensure that the software costs are amortized in a manner consistent with the anticipated timing of product revenue. We continually evaluate the recoverability of capitalized software development costs which are reported at the lower of unamortized cost or net realizable value.

      We also capitalize internal software development costs in accordance with the Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where again costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs on a product-by-product basis using a straight-line basis over the estimated useful life of three years.

Deferred contract costs

      We defer and subsequently amortize certain set-up costs related to activities that enable the provision of contracted services to customers. Deferred contract costs may include costs incurred during the set-up phase of a customer arrangement relating to data center migration, implementation of certain operational processes, employee transition, and relocation of key personnel. We amortize deferred contract costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Useful lives range from three years up to a maximum of the term of the related customer contract. Deferred contract costs of $11,223, net of accumulated amortization, are included on the consolidated balance sheets in other non-current assets as of December 31, 2003. Amortization expense related to deferred contract costs, which are recorded as direct costs of services in the consolidated statements of operations, was $847 for the year ended December 31, 2003. Before 2003, deferred contract costs and related amortization expense were not significant.

Goodwill and other intangibles

      We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from eighteen months to fifteen years.

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

      Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value. Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit. This implied fair value is then compared with the carrying amount of the goodwill of the reporting unit, and, if it is less, then we would recognize an impairment loss.

Impairment of long-lived assets

      Long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal projected future discounted cash flows.

Income taxes

      We account for income taxes in accordance with Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of our current and deferred provisions for U.S. and foreign income taxes.

      At December 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $50,694. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe that it is more likely than not that only $38,543 of such assets will be realized, resulting in a valuation allowance at December 31, 2003, of $12,151 relating primarily to certain foreign jurisdictions. On a quarterly basis, we evaluate the need for and adequacy of this valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

      We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries as we intend to either permanently reinvest the earnings outside the U.S. or remit such earnings in a tax-free manner. The cumulative amount of undistributed earnings (as calculated for income tax purposes) was approximately $146,691 at December 31, 2003, and $64,045 at December 31, 2002. Such earnings include

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

      Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate. We are subject to income tax audits by federal, state, and foreign tax authorities. These audits may result in additional tax liabilities. Changes to our recorded income tax liabilities resulting from the resolution of open tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us.

Foreign operations

      The consolidated balance sheets include foreign assets and liabilities of $121,175 and $82,320, respectively, as of December 31, 2003, and $80,967 and $51,438, respectively, as of December 31, 2002.

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

      We periodically enter into forward contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward contracts generally have maturities that do not exceed one month.

      The net foreign currency transaction gains (losses) reflected in other income (expense), net, in the consolidated statements of operations, were $434, $123, and ($393) for the years ended December 31, 2003, 2002, and 2001, respectively.

Concentrations of credit risk

      Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash equivalents, short-term investments, and accounts receivable. Our cash equivalents consist primarily of short-term money market deposits. We have deposited our cash equivalents and short-term investments with reputable financial institutions, from which we believe the risk of loss to be remote. We have accounts receivable from customers engaged in various industries including banking, insurance, healthcare, manufacturing, telecommunications, travel and energy, as well as government customers in defense, law enforcement, and other governmental agencies, and are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, which may impact accounts receivable. Generally, we do not require collateral from our customers. We do not believe that any single customer, industry or geographic area represents significant credit risk.

      No customer accounted for 10% or more of our total accounts receivable (including accounts receivable recorded in both accounts receivable, net, and in long-term accrued revenue) at December 31, 2003. At December 31, 2002, one customer in the healthcare industry accounted for 17% of our total accounts receivable.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Financial instruments

      The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt approximate their respective fair value. Fair values are based primarily on current prices for those or similar instruments.

      We use derivative financial instruments for the purpose of hedging specific exposures as part of our risk management program and hold all derivatives for purposes other than trading. To date, our use of such instruments has been limited to foreign currency forward contracts. We do not currently utilize hedge accounting with regard to these derivatives and record all gains and losses associated with such derivatives in the earnings of the appropriate period. In compliance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we record the net fair value of the derivatives in accounts receivable, net, on the consolidated balance sheets.

      We account for our short-term investments in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification of short-term investments at the time of purchase and re-evaluate such designation at each balance sheet date. All of our short-term investments have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are recorded based on the specific identification method. As of December 31, 2003 all of our short-term investments of $37,599 were classified as available-for-sale. These investments were acquired in the purchase of TSI.

Treasury stock

      Treasury stock transactions are accounted for under the cost method. Repurchased treasury stock will be utilized for employee stock plans, acquisitions, and other uses. At December 31, 2003 and 2002, we had no shares in treasury, and at December 31, 2001, we had 154 shares in treasury at no cost.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Stock-Based Compensation

      As permitted by FAS 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have implemented the disclosure-only provisions of FAS 123 and FAS 148. Had we elected to adopt the expense recognition provisions of FAS 123, the impact on net income (loss) and earnings (loss) per share would have been as follows:

	2003	2002	2001

Net income (loss)
As reported	$2,506	$78,288	$(2,671)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	817	—	176
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,922)	(14,897)	(11,876)

Pro forma	$(13,599)	$63,391	$(14,371)
Basic earnings (loss) per common share
As reported	$0.02	$0.74	$(0.03)
Pro forma	$(0.12)	$0.60	$(0.14)
Diluted earnings (loss) per common share
As reported	$0.02	$0.68	$(0.03)
Pro forma	$(0.12)	$0.58	$(0.14)

      Except for a limited number, all options that we granted in 2003, 2002 and 2001 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. Typically, options either vest ratably over the vesting period, vest at the end of the vesting period, or vest based on the attainment of various criteria. Prior to our initial public offering, the fair value of each option grant was estimated on the grant date using the Minimum Value Stock option-pricing model. Subsequent to this date, we utilized the Black-Scholes option pricing model. The assumptions used for each period are as follows:

	2003	2002	2001

Weighted average risk free interest rates	2.4%	2.8%	4.5%
Weighted average life (in years)	3.5	3.2	5.1
Volatility	53%	58%	55%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$4.90	$5.25	$7.67

      With the exception of grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year, for all periods presented. The expected life for cliff vesting grants was equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Reclassifications

      Certain of the amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material effect on our consolidated financial statements.

Accounting Standards Issued

Emerging Issues Task Force Issue No. 00-21

      As discussed above in Note 1 in “Revenue Recognition,” effective January 1, 2003, we adopted EITF 00-21, which resulted in an expense for the cumulative effect of a change in accounting principle of $69,288 ($42,959, net of the applicable income tax benefit), or $0.37 per diluted share.

Financial Accounting Standards Board Interpretation No. 46

      In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the criteria for consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply as of the end of the first interim or annual period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we consolidated this entity beginning on December 31, 2003, which resulted in an increase in assets and long-term debt of $65,168 and $75,498, respectively. In addition, we recorded an expense for the cumulative effect of a change in accounting principle of $10,330 ($6,405, net of the applicable income tax benefit), or $.06 per share (diluted), representing primarily the cumulative depreciation expense on the office buildings and data center facility through December 31, 2003. In 2004, we will begin recording additional depreciation expense of approximately $3,160 per year relating to these newly consolidated assets. Under the terms of the operating lease with the variable interest entity, our rent expense was an amount equal to the interest expense owed on the long-term debt and was recorded as an operating expense. With our consolidation of this variable interest entity, we will no longer record rent expense for these facilities, but will instead record the interest expense on the newly consolidated long-term debt, which will be included in interest expense in our consolidated statements of operations.

Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-08

      In May 2003, the EITF reached a consensus on EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease,” which provides guidance on identifying leases that may be embedded in contracts or other arrangements that sell or purchase products or services. The determination of whether an arrangement contains a lease is based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. We enter into long-term integrated IT services and business solutions arrangements that, depending on the terms and conditions of the arrangements, could be subject to EITF 01-08. This consensus is applicable prospectively to arrangements entered into or significantly modified after July 1, 2003. The adoption of this consensus has not had a material impact on our results of operations and financial position for the year ended December 31, 2003. The impact on our future results of operations

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

and financial position depends on the terms and conditions of any contracts entered into or modified after July 1, 2003.

2.	Accounts Receivable

      Accounts receivable consists of the following as of December 31:

	2003	2002

Amounts billed	$128,259	$111,357
Amounts to be invoiced	62,798	45,964
Recoverable costs and profits	9,741	4,893
Other	12,077	13,702
Allowance for doubtful accounts	(4,631)	(13,549)

	$208,244	$162,367

      With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed that are invoiced to the customer in the following month. Recoverable costs and profits represent amounts recognized as revenue that have not yet been billed in accordance with the contract terms but are anticipated to be billed within one year. Other accounts receivable primarily represents amounts to be reimbursed by customers for the purchase of third party products and services that are not recorded as direct cost of services. Included in allowance for doubtful accounts at December 31, 2002, is an allowance of $8,717 related to the pre-petition receivables from ANC Rental Corporation, which was charged to expense primarily in 2001 when ANC filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in November of 2001.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

3.	Property, Equipment and Purchased Software

      Property, equipment and purchased software consist of the following as of December 31:

	2003	2002

Owned assets:
Land and buildings	$81,439	$—
Computer equipment	56,202	52,008
Furniture and equipment	45,307	26,778
Leasehold improvements	25,733	21,998
Automobiles	151	—

	208,832	100,784
Less accumulated depreciation and amortization	(87,196)	(64,095)

	121,636	36,689

Assets under capital lease:
Computer equipment	117	467
Furniture and equipment	—	90

	117	557
Less accumulated depreciation and amortization	(49)	(248)

	68	309

Purchased software	49,950	49,259
Less accumulated amortization	(28,818)	(23,714)

	21,132	25,545

Total property, equipment and purchased software, net	$142,836	$62,543

      Depreciation and amortization expense for property, equipment and purchased software was $28,702, $28,394 and $26,056 for the years ended December 31, 2003, 2002 and 2001, respectively.

      As discussed in Note 1 in “Accounting Standards Issued,” in connection with our adoption of FIN 46, we consolidated the variable interest entity from which we were leasing the use of land and office buildings in Plano, Texas on December 31, 2003. As a result, we increased land and buildings and furniture and equipment by $63,959 and $9,399, respectively, as well as accumulated depreciation on the assets of $8,630.

      In addition, as discussed in Note 4, on December 19, 2003, we acquired HCL Technologies’ shares in HPS. As a result, we increased our land and buildings and furniture and equipment by $16,835 and $4,284, respectively.

4.	Acquisitions

Perot Systems TSI B.V.

      In 1996, we entered into a joint venture with HCL Technologies whereby we each owned 50% of HCL Perot Systems B.V. (HPS), an information technology services company based in India. On December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V. (TSI). This transaction was accounted for as a step acquisition under the purchase method of accounting. TSI is an IT services firm specializing in business transformation and application outsourcing. TSI

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

currently serves customers in the United Kingdom, Singapore, Switzerland, Luxembourg, Germany, India, Thailand, Malaysia, Japan, Australia and the United States. As a result of the acquisition, we expanded the geographical areas in which we provide services and broadened our customer base in our application development service offering.

      Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. Therefore, to simplify the process of consolidating TSI, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003. The balance of our investment in TSI immediately prior to their consolidation was $29,495.

      The additional cash consideration paid for HCL Technologies’ interest in TSI was $99,372 (including acquisition costs and net of $12,143 of cash acquired). As of December 31, 2003, we consolidated the assets and liabilities of TSI. Accordingly, the TSI assets acquired and liabilities assumed are included in our consolidated balance sheets at December 31, 2003, and our equity interest in their operating results for 2003 is included in equity in earnings (loss) of unconsolidated affiliates in our consolidated statements of operations.

      The allocation of TSI purchase consideration to the assets and liabilities acquired, including goodwill, as well as the allocation of goodwill to our reportable segments, has not been completed and is primarily due to the pending completion of tangible and intangible asset appraisals. Therefore, as of December 31, 2003, the estimated excess purchase price over net assets acquired of $72,359 was recorded as goodwill on the consolidated balance sheets, was assigned to the Consulting segment and is not deductible for tax purposes. Actual adjustments to the allocation, which will involve adjusting the fair value of the net assets acquired from HCL Technologies at the acquisition date, will be based on final appraisals and other analyses of fair values, which are expected to be completed during the first half of 2004.

      The following table summarizes the preliminary values assigned to the TSI assets acquired and liabilities assumed and the reversal of our historical investment balance.

As of
December 31, 2003

Current assets	$84,268
Property, equipment and purchased software, net	21,603
Goodwill (estimated)	72,359
Other non-current assets	1,958

180,188
Current liabilities	(39,077)
Other non-current liabilities	(101)
Reversal of our investment balance	(29,495)

Purchase consideration	$111,515

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the years presented. Because our asset appraisals are not

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

complete, we have not yet allocated any consideration to identifiable intangible assets. Therefore, the pro forma amounts do not include any amortization expense for identifiable intangible assets that were acquired.

	2003	2002

	(Unaudited)
Revenue	$1,539,970	$1,393,195
Income before taxes	90,497	134,278
Net income (loss)	(129)	84,742
Basic earnings (loss) per common share	—	0.80
Diluted earnings (loss) per common share	—	0.73

      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2003 or 2002, nor are they indicative of future operations of the combined companies under our ownership and management.

Soza & Company, Ltd.

      On February 20, 2003, we acquired all of the outstanding shares of Soza & Company, Ltd., a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, we increased our customer base and service offerings in the Government Services segment.

      Total consideration included $73,765 in cash (net of $2,897 of cash acquired), $5,000 of which is being held in an escrow account for up to two years, and may include additional payments totaling up to $32,000 in cash or stock over the next two years, of which up to $15,000 may be paid in 2004. The possible future payments are contingent upon Soza achieving certain financial targets over the same period, and at our discretion, up to 70% of these payments may be settled in our Class A Common Stock. The results of operations of Soza and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The excess purchase price over net assets acquired of $54,115 was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment and is not deductible for tax purposes. Additional payments made in the future will be recorded as additional goodwill in the Government Services segment.

      The following table summarizes the estimated fair values of the Soza assets acquired and liabilities assumed at the date of acquisition.

As of
February 20, 2003

Current assets	$31,960
Property, equipment and purchased software, net	1,833
Goodwill	54,115
Identifiable intangible assets	12,200
Other non-current assets	3,187

103,295
Current liabilities	(21,597)
Other non-current liabilities	(5,036)

Purchase consideration	$76,662

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the years presented:

	2003	2002

	(Unaudited)
Revenue	$1,482,857	$1,468,171
Income before taxes	83,119	130,239
Net income	3,035	83,275
Basic earnings per common share	0.03	0.78
Diluted earnings per common share	0.03	0.72

      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2003 or 2002, nor are they indicative of future operations of the combined companies under our ownership and management.

Claim Services Resource Group, Inc.

      On January 1, 2002, we acquired all of the outstanding shares of Claim Services Resource Group, Inc., a company that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, we expanded our business process capabilities available to our customers. Total consideration included $49,151 in cash (net of $10,328 of cash acquired) and $3,131 in the form of 154 shares of our Class A Common Stock and was based on the estimated enterprise value of the acquired corporation. The results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired of $52,110 was recorded as goodwill on the consolidated balance sheets, was assigned to the IT Solutions segment, and is not deductible for tax purposes.

      The following table summarizes the estimated fair values of the CSRG assets acquired and liabilities assumed at the date of acquisition.

As of
January 1, 2002

Current assets	$16,692
Property, equipment and purchased software, net	2,450
Goodwill	52,110
Identifiable intangible assets	2,906
Other non-current assets	83

74,241
Current liabilities	(10,224)
Other non-current liabilities	(1,407)

Purchase consideration	$62,610

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of 2001:

2001

(Unaudited)
Revenue	$1,261,694
Income before taxes	10,387
Net income (loss)	(5,387)
Basic earnings (loss) per common share	(0.05)
Diluted earnings (loss) per common share	(0.05)

      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2001, nor are they indicative of future operations of the combined companies under our ownership and management.

ADI Technology Corporation

      On July 1, 2002, we acquired all of the outstanding shares of ADI Technology Corporation, a professional services company that provides technical, information, and management disciplines to the Department of Defense, law enforcement agencies, and other governmental agencies. As a result of the acquisition, we expanded into a Government Services segment.

      The purchase price includes $38,672 in cash ($4,186 of which is being held in escrow during a purchase price adjustment period) and may include additional payments totaling up to $12,000 in cash or stock over the next two years, of which up to $5,300 may be paid in 2004. The possible future payments are contingent on ADI achieving certain financial targets over the same period, and at our discretion, up to 60% of these payments may be settled in our Class A Common Stock. The results of operations of ADI and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The allocation of the excess of the purchase price over the net assets acquired is pending completion of a purchase price adjustment period; however, the estimated excess purchase price of $26,914 was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment, and is not deductible for tax purposes. Additional payments made in the future will be recorded as additional goodwill in the Government Services segment.

      The following table summarizes the estimated fair values of the ADI assets acquired and liabilities assumed at the date of acquisition.

As of
July 1, 2002

Current assets	$17,549
Property, equipment and purchased software, net	2,478
Goodwill	26,914
Identifiable intangible assets	2,393

49,334
Current liabilities	(10,390)
Other non-current liabilities	(272)

Purchase consideration	$38,672

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the years presented:

	2002	2001

	(Unaudited)
Revenue	$1,368,597	$1,271,812
Income before taxes	123,998	15,602
Net income (loss)	79,462	(1,000)
Basic earnings (loss) per common share	0.75	(0.01)
Diluted earnings (loss) per common share	0.69	(0.01)

      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2002 or 2001, nor are they indicative of future operations of the combined companies under our ownership and management.

Advanced Receivables Strategy, Inc.

      During 2001, we acquired substantially all of the assets of Advanced Receivables Strategy, Inc., a corporation that provides on-site accelerated revenue recovery, consulting and outsourcing services to the healthcare industry. As a result of the acquisition, we expanded our business process capabilities available to our customers. The purchase price consisted of cash payments of $52,225 (net of $250 in cash acquired) in 2001 and additional consideration of $10,000 in cash and $10,756 in 549 shares of our Class A Common Stock in 2002 and $10,000 in cash in 2003. The additional payments are recorded as additional goodwill in the IT Solutions segment. In addition, we may make additional payments totaling up to $20,000 in cash or stock over the next two years. The possible future payments are contingent on ARS achieving certain financial targets over the same period, and at our discretion, up to 50% of these payments may be settled in our Class A Common Stock. The results of operations of ARS and the estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired in the amount of $68,940 was recorded as goodwill on the consolidated balance sheets, was assigned to the IT Solutions segment, and is deductible for tax purposes. Additional payments made in the future will be recorded as additional goodwill in the IT Solutions segment.

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of 2001:

2001

(Unaudited)
Revenue	$1,246,587
Income before taxes	20,343
Net income	1,404
Basic earnings per common share	0.01
Diluted earnings per common share	0.01

      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2001, nor are they indicative of future operations of the combined companies under our ownership and management.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Other acquisitions

      Additionally, during the years ended December 31, 2003, 2002 and 2001, we purchased other businesses that individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

5.	Goodwill and Other Intangible Assets

      Effective July 1, 2001, we adopted certain provisions of FAS 141, “Business Combinations,” and effective January 1, 2002, we adopted the full provisions of FAS 141 and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets other than goodwill. We evaluated our goodwill and intangibles acquired prior to June 30, 2001, using the criteria of FAS 141, which resulted in $4,665 (net of related deferred tax liability) of assembled workforce intangibles being reclassified into goodwill at January 1, 2002. FAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

      We have performed the transitional impairment test required upon adoption of FAS 142, as well as the annual impairment tests since adoption. In our tests, we determined that there has been no impairment of the carrying value of goodwill.

      The following tables provide comparative net income (loss) and earnings (loss) per common share had the non-amortization provision of FAS 142 been adopted at the beginning of 2001:

2001

Net income (loss)	$(2,671)
Adjustments:
Assembled workforce amortization net of tax benefit of $376	614
Goodwill amortization, net of tax benefit of $1,683	3,802

Adjusted net income	$1,745
Basic earnings (loss) per common share:
Reported basic earnings (loss) per common share	$(0.03)
Adjusted basic earnings per common share	$0.02
Diluted earnings (loss) per common share:
Reported diluted earnings (loss) per common share	$(0.03)
Adjusted diluted earnings per common share	$0.02

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      The changes in the carrying amount of goodwill for the year ended December 31, 2003, by reporting segment are as follows:

		Government
	IT Solutions	Services	Consulting	Total

Balance as of December 31, 2002	$112,805	$26,899	$71,371	$211,075
Additional goodwill for ADI acquisition	—	15	—	15
Additional goodwill for ARS acquisition	10,000	—	—	10,000
Goodwill resulting from Soza acquisition	—	54,115	—	54,115
Estimated goodwill resulting from TSI acquisition	—	—	72,359	72,359
Other	12	—	—	12

Balance as of December 31, 2003	$122,817	$81,029	$143,730	$347,576

      Identifiable intangible assets as of December 31, 2003, are recorded in other non-current assets in the consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Service marks	$5,552	$(2,879)	$2,673
Customer based assets	15,949	(3,220)	12,729
Other intangible assets	3,852	(1,306)	2,546

Balance at December 31, 2003	$25,353	$(7,405)	$17,948

      Total amortization expense for identifiable intangible assets was $3,892, $2,305 and $1,024 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense is estimated at $4,224, $4,073, $3,482, $2,657 and $2,233 for the years ended December 31, 2004 through 2008, respectively. These estimates exclude any additional amortization expense for intangible assets that we may record related to the acquisition of TSI, upon completion of the appraisal of TSI’s intangible assets. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 24 months to 15 years. The weighted average useful life is approximately six years.

6.	Other Non-Current Assets

Long-term accrued revenue

      Long-term accrued revenue was $8,727 and $74,489 at December 31, 2003 and 2002, respectively. At December 31, 2002, these amounts represented revenue earned under long-term service contracts, recognized primarily under the percentage-of-completion method of accounting. As discussed in Note 1 under “Revenue Recognition,” effective January 1, 2003, we adopted EITF 00-21, which resulted in the reversal of amounts previously recognized as revenue and recorded as long-term accrued revenue in the amount of $58,746. At December 31, 2003, the balance in long-term accrued revenue represents primarily the excess of revenue earned under long-term service contracts that is recognized on a straight-line basis over the amounts that can currently be billed to the customer. These revenues will be billed in the future as specified in the terms of the related contracts.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Investments in and advances to unconsolidated affiliates

      As discussed in Note 4, we acquired HCL Technologies’ interest in HPS on December 19, 2003, and recently renamed this company Perot Systems TSI B.V. (TSI). Prior to the acquisition and for results of operations through December 31, 2003, we accounted for our ownership in TSI using the equity method of accounting.

      Our equity in earnings (loss) of TSI was a $1,910 loss in 2003 as compared to $4,677 of earnings in 2002. This change from 2002 is primarily related to expenses associated with resolving the ownership structure of the HPS joint venture, which negatively impacted our equity in HPS earnings of approximately $9,278 and related primarily to stock option compensation expense. Included in the $4,677 of earnings from HPS in 2002 was a charge to write down the goodwill related to an acquisition and an expense related to a contingent liability. Our investment in TSI at December 31, 2002, was $31,405, and our investment in TSI immediately prior to consolidating TSI on December 31, 2003, was $29,495. TSI provided us subcontractor services totaling $31,262, $26,267 and $20,649 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In July 2000, we entered into a joint venture in which we owned 50% of BillingZone, LLC, which provides business-to-business electronic bill presentment and payment services. During 2001, we recorded a loss of $791, which was included in equity in earnings (loss) of unconsolidated affiliates in the consolidated statements of operations. In the fourth quarter of 2002, we divested our share of BillingZone, resulting in a $963 loss, which is recorded in other income (expense), net in the consolidated statements of operations.

      No dividends or distributions were received from investments in unconsolidated affiliates in 2003. The amount of cumulative undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $143,856, $30,948 and $26,271 for 2003, 2002 and 2001, respectively.

Software royalty and contract rights

      In August 2000, we committed with ANC to enter into an agreement to extend the term of ANC’s original services contract and to reduce our royalty obligations to them. As part of the agreement, which was executed in October 2000, we paid ANC $25,000. Utilizing the guidance in APB 17, “Intangible Assets,” we allocated $10,100 to contract rights and the remaining $14,900 to a software royalty intangible asset.

      At December 31, 2000, we reviewed these assets for impairment and determined that the value assigned to the software royalty intangible asset of $14,900 was impaired. As a result, the entire amount was charged to selling, general and administrative expenses (SG&A) in the consolidated statements of operations.

      The net book value of the contract rights of $10,100 was being amortized to revenue over the seven-year contract extension. In November 2001, ANC filed for bankruptcy protection. At that time, we determined that the contract rights were impaired. Accordingly, the unamortized balance of $8,477 was charged to direct costs of services in the consolidated statements of operations for the year ended December 31, 2001.

7.	Accrued and Other Current Liabilities

      Accrued and other current liabilities consist of the following as of December 31:

	2003	2002

Operating expenses	$80,939	$75,956
Taxes other than income	6,298	7,304
Contract-related and other	10,936	9,942

	$98,173	$93,202

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Operating expenses

      Accrued liabilities for operating expenses included $1,808 and $15,864 at December 31, 2003 and 2002, respectively, related to the current portion of the remaining liabilities associated with our realigned operating structure as discussed in Note 19. The increase in accrued liabilities for operating expenses during the year was primarily due to acquisitions. At December 31, 2003, accrued liabilities for operating expenses included $9,104 for TSI and $7,577 for Soza.

Contract-related and other

      Contract-related and other accrued liabilities includes liabilities recorded for both corporate and contract-related needs and primarily includes estimated costs to satisfy contractual requirements. We continually monitor contract performance in light of customer expectations, the complexity of work, project plans, delivery schedules and other relevant factors. Provisions for estimated losses, if any, are made in the period in which the loss first becomes probable and reasonably estimable.

8.	Long-Term Debt

      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the long-term debt between the variable interest entity and the financial institutions (the lenders), of $75,498, as our long-term debt. We accounted for the adoption of FIN 46 as the cumulative effect of a change in accounting principle, and we did not restate any previously issued financial statements. The long-term debt bears interest at LIBOR plus 100 basis points for 97% of the outstanding balance while the remaining 3% is charged interest at LIBOR plus 225 basis points (the blended interest rate for the agreement at December 31, 2003 was 2.16%). The agreement matures in June 2005 with one optional two year extension, which we plan to use. The agreement requires only interest payments until the end of the term, at which point all outstanding principal becomes due.

      This agreement is collateralized by land and building of our headquarters in Plano, Texas. At the end of the term, we are required to either renew the long-term debt, purchase the property for the outstanding debt balance, or arrange for the sale of the property to a third party, with us guaranteeing to the lenders proceeds on such sale of 100% of the original fair value of the land plus 83% of the original fair value of the buildings and any additional improvements. This agreement also includes the following financial covenants: the ratio of our funded debt to our earnings before interest, taxes, depreciation, and amortization may not exceed 1.75 to 1.00; the ratio of our earnings before interest and taxes to interest expense may not fall below 6.00 to 1.00; the ratio of our funded debt to net worth plus funded debt may not exceed 45%; and the ratio of our current assets to our current liabilities may not fall below 1.25 to 1.00.

      Should we violate any covenants the lenders could exercise an acceleration clause in the agreement and cause the remaining principal to be payable immediately. As of December 31, 2003, we were not in violation of any covenants.

9.	Common and Preferred Stock

Class A Common Stock

      On February 2, 1999, we completed an initial public offering of 7,475 shares of Class A Common Stock at an initial public offering price of $16.00 per share, which resulted in net proceeds of $108,126.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Class B Convertible Common Stock

      The Class B shares were authorized in conjunction with the provisions of the original service agreements with Swiss Bank Corporation, one of the predecessors of UBS AG, which were signed in January 1996. Class B shares are non-voting and convertible, but otherwise are equivalent to the Class A shares.

      Under the terms and conditions of the UBS agreements, each Class B share shall be converted, at the option of the holder, on a share-for-share basis, into a fully paid and non-assessable Class A share upon sale of the share to a third-party purchaser under one of the following circumstances: 1) in a widely dispersed offering of the Class A shares; 2) to a purchaser of Class A shares who prior to the sale holds a majority of our stock; 3) to a purchaser who after the sale holds less than 2% of our stock; 4) in a transaction that complies with Rule 144 under the Securities Act of 1933, as amended; or 5) any sale approved by the Federal Reserve Board of the United States.

      During 1997, we concluded the renegotiation of the terms of our strategic alliance with UBS. Under these terms and conditions we sold to UBS 100 shares of our Class B stock at a purchase price of $3.65 per share. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These shares vest ratably over the ten-year term of the agreement on a monthly basis.

      Upon termination of the IT Services Agreement, we have the right to buy back any previously acquired unvested shares of our Class B Common Stock for the original purchase price of $3.65 per share. Additionally, as discussed in Note 10, options were issued to UBS under this agreement.

      Pursuant to the Bank Holding Company Act of 1956 and subsequent regulations and interpretations by the Federal Reserve Board, UBS’s holdings in terms of shares of our Class B Common Stock may not exceed 10% of the total of all classes of our common stock. Similarly, the total consideration paid by UBS for the purchase of shares plus the purchase and exercise of options may not exceed 10% of our consolidated stockholders’ equity as determined in accordance with generally accepted accounting principles. If, however, on certain specified anniversaries of the execution date of the new agreement, beginning in 2004, the number of Class B shares, for which UBS’s options are exercisable, is limited due to an insufficient number of shares outstanding, UBS has the right to initiate procedures to eliminate such deficiency. These procedures may involve (i) our issuance of additional Class A shares, (ii) a formal request to the Federal Reserve Board from UBS for authorization to exceed the 10% limit on ownership, or (iii) our purchase of Class B shares from UBS at a defined fair value. In addition, the exercise period for options to purchase vested shares would be increased beyond the normal five years to account for any time during such exercise period in which UBS is unable to exercise its options as a result of the regulations.

Preferred stock

      In July 1998, our Board of Directors approved an amendment to our Certificate of Incorporation which authorized 5,000 shares of Preferred Stock, the rights, designations, and preferences of which may be designated from time to time by the Board of Directors.

      On January 5, 1999, our Board of Directors authorized two series of Preferred Stock in connection with the adoption of a Shareholder Rights Plan: 200 shares of Series A Junior Participating Preferred Stock, par value $.01 per share (the Series A Preferred Stock), and 10 shares of Series B Junior Participating Preferred Stock, par value $.01 per share (the Series B Preferred Stock and, together with the Series A Preferred Stock, the Preferred Stock).

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Stockholder rights plan

      We have entered into a Stockholder Rights Plan, pursuant to which one Class A Right and one Class B Right (Right, or together, the Rights) is attached to each respective share of Class A and Class B Common Stock. Each Right entitles the registered holder to purchase a unit consisting of one one-thousandth of a share of Series A or Series B Preferred Stock from us, at a purchase price of $55.00 per share, subject to adjustment. These Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in certain circumstances. Accordingly, the existence of these Rights may deter certain acquirors from making takeover proposals or tender offers.

Employee stock purchase plan

      In July 1998, our Board of Directors adopted an employee stock purchase plan (the ESPP), which provides for the issuance of a maximum of 20,000 shares of Class A Common Stock. The ESPP became effective on the IPO Date. During 2000, the ESPP was amended such that this plan was divided into separate U.S. and Non-U.S. plans in order to ensure that United States employees continue to receive tax benefits under Section 421 and 423 of the United States Internal Revenue Code. Following this division of the ESPP into the two separate plans, an aggregate of 19,736 shares of Class A Common Stock were authorized for sale and issuance under the two plans. Eligible employees may have up to 10% of their earnings withheld to be used to purchase shares of our common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

10.	Stock Awards and Options

Restricted Stock Plan

      In 1988, we adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees and to reward outstanding performance. Employees selected by management may elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A common shares over a five-to-ten year period. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. We may repurchase unvested shares and, under certain circumstances, vested shares of participants whose employment with us terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees’ cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal. No shares have been granted under this plan since 1999 and this plan was terminated in 2001. However, provisions of this plan will remain in effect for all outstanding stock granted under this plan.

2001 Long-Term Incentive Plan

      In 2001, we adopted the 2001 Long-Term Incentive Plan under which employees, directors, or consultants may be granted stock options, stock appreciation rights, and restricted stock or may be issued cash awards, or a combination thereof. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options. The exercise price of any incentive stock option issued is the fair market value on the date of grant, the term of which may be no longer than ten years.

      The exercise price of a nonstatutory stock option may be no less than 85% of the fair market value on the date of grant, except under certain conditions specified in the 2001 Plan, the term of which may be no longer than eleven years. The vesting period for all options are determined upon grant date and usually vest over a

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

three-to-ten year period, and in some cases can be accelerated through attainment of performance criteria. During 2003, we granted 207 shares of restricted stock, which vest upon the attainment of certain individual performance targets by the associates and recorded $2,722 of deferred compensation, which will be amortized over the vesting period of the stock.

1991 Stock Option Plan

      In 1991, we adopted the 1991 Stock Option Plan, which was amended in 1993 and 1998. Pursuant to this plan, options to purchase Class A common shares can be granted to eligible employees. Prior to the date of our initial public offering, such options were generally granted at a price not less than 100% of the fair value of our Class A common shares, as determined by the Board of Directors, and based upon an independent third-party valuation. Subsequent to our initial public offering date, the exercise price for options issued is the fair market value of the shares on the date of grant. The stock options vest over a three-to-ten year period based on the provisions of each grant, and in some cases can be accelerated through attainment of financial performance criteria. The options are usually exercisable from the vesting date until the date one year after the entire option grant has vested. Unexercised vested options are cancelled following the expiration of a certain period after the employee’s termination date. In 2001 this plan was terminated; however, provisions of this plan will remain in effect for all outstanding options that were granted under this plan.

Advisor Stock Option/ Restricted Stock Incentive Plan

      In 1992, we adopted the Advisor Stock Option/ Restricted Stock Incentive Plan, which was amended in 1993, to enable non-employee directors and advisors and consultants under contract with us to acquire shares of our Class A Common Stock at a price not less than 100% of the fair value of our stock, as determined by the Board of Directors and based upon an independent third-party valuation. The options and shares are subject to a vesting schedule and to restrictions associated with their transfer. Under certain circumstances, we can repurchase the shares at cost plus interest at 8% from the date of issuance. During 2001 this plan was terminated; however, provisions of this plan will remain in effect for all outstanding stock and options previously granted under this plan.

1996 Non-Employee Director Stock Option/ Restricted Stock Plan

      In 1996, we adopted the 1996 Non-Employee Director Stock Option/ Restricted Stock Plan. This plan provides for the issuance of up to 800 Class A common shares or options to Board members who are not our employees. Shares or options issued under the plan would generally be subject to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance.

Class B Stock Options Under the UBS Agreement

      Under the terms and conditions of the UBS agreement, which was renegotiated in 1997, we sold to UBS options to purchase 7,234 shares of our Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. These options are exercisable immediately and, for a period of five years after the date that such options become vested, at an exercise price of $3.65 per share. The 7,234 shares of Class B Common Stock subject to options vest at a rate of 63 shares per month for the first five years of the ten-year agreement and at a rate of 58 shares per month thereafter. In the event of termination of the UBS agreement, options to acquire unvested shares would be forfeited. Prior to 2003, UBS had exercised 5,076 Class B options in accordance with this plan, and an additional 700 Class B options were exercised during 2003. A total of 1,458 Class B options were outstanding at December 31, 2003. In 2003, 1,050 Class B shares held by UBS were converted to Class A shares, which brings the total Class A shares owned by UBS to 2,834.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Stock options

      Activity in options for Class A Common Stock:

			Director &		Weighted
			Advisor		Average
	2001 Plan	1991 Plan	Plans	Total	Price

Outstanding at January 1, 2001	—	51,532	208	51,740	$11.97
Granted	2,717	1,216	80	4,013	15.17
Exercised	—	(4,874)	—	(4,874)	3.26
Forfeited	—	(10,387)	—	(10,387)	12.08

Outstanding at December 31, 2001	2,717	37,487	288	40,492	13.30

Exercisable at December 31, 2001	2	8,593	118	8,713	10.14

Outstanding at January 1, 2002	2,717	37,487	288	40,492	13.30
Granted	4,330	—	—	4,330	12.51
Exercised	—	(2,896)	—	(2,896)	4.46
Forfeited	(297)	(4,794)	—	(5,091)	15.64

Outstanding at December 31, 2002	6,750	29,797	288	36,835	13.58

Exercisable at December 31, 2002	295	9,587	168	10,050	11.82

Outstanding at January 1, 2003	6,750	29,797	288	36,835	13.58
Granted	2,204	—	96	2,300	12.20
Exercised	(68)	(2,291)	—	(2,359)	4.27
Forfeited	(712)	(3,109)	(48)	(3,869)	15.01

Outstanding at December 31, 2003	8,174	24,397	336	32,907	13.99

Exercisable at December 31, 2003	1,281	10,117	140	11,538	13.13

      The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Number	Price	Life	Number	Price

$0.25 - $5.00	4,894	$1.84	3.38	2,410	$1.92
$5.01 - $10.00	5,133	9.75	6.93	1,930	9.74
$10.01 - $15.00	10,082	11.72	6.24	2,628	11.07
$15.01 - $20.00	4,127	17.90	4.63	1,887	18.31
$20.01 - $25.00	8,671	24.16	5.48	2,683	24.04

Total	32,907	13.99	5.52	11,538	13.13

      We may issue up to a total of 109,000 shares of our Class A Common Stock under the Restricted Stock Plan, the 2001 Long-Term Incentive Plan, the 1991 Stock Option Plan, and the Advisor Stock Option/ Restricted Stock Incentive Plan.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

11.	Termination of Business Relationships

      In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer, which included various non-construction services and a construction service, which was an application development project. In 2002, we began to expect that the actual cost to complete the application development project would exceed the cost estimate included in the contract with the customer. The contract provided for us to collect most of the excess of the actual cost over the cost estimate in the contract, but we expected the project to generate a loss because we did not expect to collect all of the excess of the actual cost over the cost estimate in the contract.

      However, we did not recognize a loss on the contract at that time because we expected that the contract would be profitable in the aggregate over its term. As part of our adoption of EITF 00-21 in the first quarter of 2003, we separated the deliverables in the contract into multiple units of accounting and recognized a net estimated loss on the application development project totaling approximately $19,500 (approximately $12,090, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle.

      In the second quarter of 2003, we were unable to reach agreement with the customer on the timing and form of payment for the excess. As a result, we exited this contract and recorded an additional $17,676 of expense in direct cost of services in the second quarter of 2003, which consists of the following:

•	The impairment of assets related to this contract totaling $20,743, including the impairment of $14,729 of long-term accrued revenue;

•	The accrual of estimated costs to exit this contract of $3,766; and

•	Partially offsetting the above expenses was the reversal of $6,833 in accrued liabilities that had been recognized for future losses that we expected to incur to complete the application development project.

      We completed the services necessary to transition certain functions back to the client during the fourth quarter of 2003.

      During 2002, we exited two joint ventures, one with a European financial institution and the other with a European telecommunications company, when the service contracts with these customers were terminated at their request. When we exited the joint venture with the European financial institution, we received a payment of $7,267 and incurred expenses of $89 that were recorded in revenue and direct cost of services, respectively. When we exited the joint venture with the European telecommunications company, we received a termination fee of $7,289 and incurred expenses of $759 that were recorded in revenue and direct cost of services, respectively, and we reduced a deferred tax asset valuation allowance, resulting in an income tax benefit of $1,565.

12.	Income Taxes

      Income (loss) before taxes for the years ended December 31 was as follows:

	2003	2002	2001

Domestic	$76,947	$109,347	$25,888
Foreign	5,409	12,849	(12,118)

	$82,356	$122,196	$13,770

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      The provision for income taxes charged to operations was as follows:

	2003	2002	2001

Current:
U.S. federal	$16,093	$17,246	$12,922
State and local	2,047	2,086	1,719
Foreign	1,296	3,917	(852)

Total current	19,436	23,249	13,789

Deferred:
U.S. federal	9,535	20,910	(2,922)
State and local	1,575	2,792	820
Foreign	(60)	(3,043)	4,754

Total deferred	11,050	20,659	2,652

Total provision for income taxes	$30,486	$43,908	$16,441

      The tax benefit of stock options exercised of $6,789, $24,082, and $17,128 in 2003, 2002, and 2001, respectively, is recorded as an increase to additional paid-in-capital on the consolidated balance sheets.

      We have foreign net operating loss carryforwards of $28,519 to offset future foreign taxable income that do not expire, except for $243 which expires in 2006, $251 which expires in 2007, $180 which expires in 2008, and $275 which expires in 2010. We also have U.S. federal net operating loss carryforwards of $12,887 which may be used to offset future taxable income and will begin to expire in 2012.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      Deferred tax assets (liabilities) consist of the following at December 31:

	2003	2002

Property and equipment	$4,342	$2,113
Accrued liabilities	24,633	18,131
Intangible assets	5,844	8,131
Bad debt reserve	2,686	5,003
Loss carryforwards	13,131	12,441
Equity investments	—	3,660
Accrued revenue	25,886	—
Other	3,054	965

Gross deferred tax assets	79,576	50,444

Equity investments	—	(11,672)
Investment in subsidiary	(10,566)	—
Intangible assets	(12,238)	(6,040)
Property and equipment	(4,442)	(1,510)
Unbilled receivables	—	(957)
Other	(1,636)	(2,036)

Gross deferred tax liabilities	(28,882)	(22,215)

Valuation allowance	(12,151)	(8,328)

Net deferred tax asset	$38,543	$19,901

      We established a valuation allowance for deferred tax assets related to certain foreign operations during 2001. The valuation allowance increased by $3,823 during 2003 as we adjusted the valuation allowance to reflect deferred tax assets at the amounts expected to be realized. This increase includes $3,637 related to the acquisition of TSI and $186 as a component of tax expense.

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

	2003	2002	2001

Statutory U.S. tax rate	$28,825	$42,769	$4,819
State and local taxes	2,308	3,280	777
Nondeductible items	380	482	614
Nondeductible amortization and write-off of intangible assets	—	—	445
U.S. rates in excess of foreign rates and other	(1,213)	50	(1,215)

	30,300	46,581	5,440
Valuation allowance	186	(2,673)	11,001

Total provision for income taxes	$30,486	$43,908	$16,441

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

13.	Segment and Certain Geographic Data

      We offer our services under three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services and Consulting. IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense, law enforcement agencies, and other governmental agencies. The Consulting segment provides our customers high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. Our remaining operating areas and corporate activities are included in “Other” and include income and expenses that are not related to the operations of the other reportable segments.

      The reporting segments follow the same accounting policies that we use for our consolidated financial statements as described in the summary of significant accounting policies. Segment performance is evaluated based on income (loss) before taxes, exclusive of income and expenses that are included in the “Other” category. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage.

      The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2003, 2002 and 2001:

		IT Government
	Solutions	Services	Consulting	Other	Total

2003:
Revenue	$1,199,436	$205,136	$56,040	$139	$1,460,751
Depreciation and amortization	25,316	3,130	1,087	6,216	35,749
Income (loss) before taxes	64,051	16,010	(1,910)	4,205	82,356
Total assets	360,835	149,169	264,082	236,511	1,010,597
2002:
Revenue	$1,232,178	$38,204	$61,175	$588	$1,332,145
Depreciation and amortization	22,129	709	1,712	6,075	30,625
Income before taxes	117,337	2,483	303	2,073	122,196
Total assets	446,554	49,610	86,877	259,272	842,313
2001:
Revenue	$1,139,749	$—	$63,196	$1,756	$1,204,701
Depreciation and amortization	18,008	—	8,669	8,423	35,100
Income (loss) before taxes	104,113	—	(4,927)	(85,416)	13,770
Total assets	383,362	—	84,535	289,701	757,598

      As discussed in Note 11, during 2003 we recorded $17,676 of expense in direct costs of services associated with exiting an under-performing contract, which is included in IT Solutions. In addition, as discussed below in Note 19, we revised our estimates in 2003 to complete our previous years streamlining efforts, resulting in a reduction in SG&A of $7,296, which is included in the “Other” category.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      As discussed in Note 4, on December 19, 2003, we acquired TSI. As a result of the acquisition, we increased assets assigned to the Consulting segment by $180,188.

      As discussed in Note 11, during 2002 we recorded $14,556 of revenue associated with the exiting of two joint ventures, when the service contracts with the customers were terminated at their request. This revenue was included in the IT Solutions segment, and because of the nature of this revenue, the related income before taxes of $13,708 is included in “Other.” Also included in “Other” in 2002 are a $3,000 payment received from ANC that was previously believed to be unrecoverable, $11,087 of severance and other costs to exit certain activities, and expenses of $8,676 associated with the California energy investigations and related litigation.

      Summarized below is the financial information for each geographic area. “All Other” includes financial information from the following geographic areas: Australia, Belgium, France, Germany, Hong Kong, Ireland, Japan, Luxembourg, Netherlands, Singapore, and Switzerland.

	2003	2002	2001

United States:
Total revenue	$1,263,502	$1,078,257	$891,044
Long-lived assets at December 31	118,087	60,957	49,347
United Kingdom:
Total revenue	107,421	119,901	152,094
Long-lived assets at December 31	1,177	1,126	2,048
India:
Total revenue	—	—	—
Long-lived assets at December 31	23,384	—	—
All Other:
Total revenue	89,828	133,987	161,563
Long-lived assets at December 31	188	460	1,031
Consolidated:
Total revenue	1,460,751	1,332,145	1,204,701
Long-lived assets at December 31	142,836	62,543	52,426

      For the years ended December 31, 2003, 2002 and 2001, revenue from one customer, UBS, comprised 17%, 19% and 24% of total revenue, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

14.	Commitments and Contingencies

Operating leases and maintenance agreements

      We have commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 2003, are as follows:

Lease and Maintenance
Year ending December 31:	Commitments

2004	$23,546
2005	18,293
2006	13,522
2007	8,996
2008	8,204
Thereafter	15,860

Total	$88,421

      Minimum payments have not been reduced by minimum sublease rental income of $3,017 due in the future under non-cancelable subleases. We are obligated under certain operating leases for our pro rata share of the lessors’ operating expenses. Rent expense was $29,381, $35,646 and $32,215 for 2003, 2002, and 2001, respectively. Additionally, as of December 31, 2003, we maintained a provision balance of $6,642, of which $5,294 relates to those leased properties affected by our streamlining efforts discussed in Note 19.

Purchase commitments

      We have agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for two of the vendors. With regard to the third vendor, under the terms and conditions of this agreement, we agreed to purchase or sell services having a gross value of $19,500 over a four-year commitment period. We entered into discussions with this vendor to restructure the terms of the commitment. Because both parties were unable to agree to change the terms, we have entered into arbitration, which we expect to be resolved in the first half of 2004. In 2003, we recorded expense of $5,550 associated with this unfulfilled minimum purchase commitment.

      In June 2000, we entered into an agreement with an airline to purchase a minimum of $10,000 of air travel mileage on an annual basis for five years. We have made four of the five annual payments, with the remaining payment to be made in June of 2004.

Federal government contracts

      Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition.

      Our federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (DCAA). These audits may result in adjustments to contract costs and fees reimbursed by our federal customers. The DCAA has completed audits of our contracts through fiscal year 1999 for one subsidiary and 2001 for our other government subsidiary.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Contract-related contingencies

      We have certain contingent liabilities that arise in the ordinary course of providing services to our customers. These contingencies are generally the result of contracts that require us to comply with certain level-of-effort or performance measurements, certain cost-savings guarantees or the delivery of certain services by a specified deadline. Except for the software development project discussed below, we believe that the ultimate liability, if any, incurred under these contract provisions will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

      As discussed in Note 11, during 2003 we exited an under-performing contract. As a result of the exiting of this contract, we determined that certain contract-related assets were impaired and additional expenses would be incurred related to the exiting of this contract, resulting in a loss of $17,676 recorded in direct cost of services. This estimated loss represents our current estimate of the loss related to exiting this contract. The amount of actual loss with respect to exiting this contract may exceed our current estimates.

Foreign currency exchange forward contracts

      At December 31, 2003, we had eight forward contracts in various currencies in the amount of $9,897. These contracts expired in January 2004.

      The estimated fair value of our forward exchange contracts using bank rates and market quotes was a net liability of $295 as of December 31, 2003. Our remaining risk associated with these transactions is the risk of default by the bank, which we believe to be remote.

Litigation

      We are, from time to time, involved in various litigation matters arising in the ordinary course of our business. We believe that the outcome of these litigation matters, either individually or taken as a whole, will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

IPO Allocation Securities Litigation

      In July and August 2001, we, as well as some of our current and former officers and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. We believe the claims against us are without merit, and we will vigorously defend ourselves in this case.

      During 2002, the current and former officers and directors of Perot Systems Corporation that were individually named in the lawsuits referred to above were dismissed from the cases. In exchange for the dismissal, the individual defendants entered agreements with the plaintiffs that toll the running of the statute of limitations and permit the plaintiffs to refile claims against them in the future. In February 2003, in

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

response to the defendant’s motion to dismiss, the court dismissed the plaintiffs’ Rule 10b-5 claims against us, but did not dismiss the remaining claims.

      We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The proposed settlement requires approval of an unspecified percentage of issuers. The proposed settlement would also require court approval, which cannot be assured. In the event that the settlement is not completed, we will continue to vigorously defend ourselves in this case.

Litigation Relating to the California Energy Market

      In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The case is currently pending in the Superior Court for the County of Sacramento. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have the right to appeal.

      In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano vs. Perot Systems Corporation. The plaintiffs in this case filed a consolidated amended complaint in July 2003. In October 2003, we moved to dismiss the amended complaint with prejudice. The plaintiffs have filed an opposition to our motion.

      In 1997 and 1998, pursuant to a consulting contract with the California Independent Systems Operator, we assisted in implementing the operating systems for California’s newly deregulated wholesale electricity markets. The consolidated amended complaint in these federal court securities class actions alleges that the statements in our public filings and statements were fraudulently misleading, because we did not disclose to investors that (1) we allegedly advocated improper bidding practices to our customers in the California wholesale electricity markets and (2) in October 1997, California ISO sent a letter to us accusing us of wrongfully using confidential information in our 1997-1998 marketing efforts. We believe that the claims against us are without merit and will vigorously defend ourselves in these cases.

      During 2002, we incurred expenses of $8,676 associated with the California energy investigations and related litigation and have included these costs within SG&A.

License agreement

      We do not own the right to our company name. In 1988, we entered into a license agreement with Ross Perot, our Chairman, and the Perot Systems Family Corporation that allows us to use the name “Perot” and “Perot Systems” in our business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, we would not be allowed to use the names “Perot” or “Perot Systems” in our business.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

Mr. Perot’s or the Perot Systems Family Corporation’s termination of our license agreement could materially and adversely affect our ability to attract and retain customers, which could have a material adverse affect on our business, financial condition, and results of operations.

Guarantees and indemnifications

      We have applied the disclosure provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” to our agreements that contain guarantee or indemnification clauses. FIN 45 requires us to disclose certain types of guarantee and indemnification arrangements, even if the likelihood of our being required to perform under these arrangements is remote. The following is a description of arrangements in which we are a guarantor, as defined by FIN 45.

      We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

      We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of December 31, 2003, we have no liability recorded for warranty claims.

15.	Retirement Plan and Other Employee Trusts

      During 1989, we established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. In 2003, the plan allowed eligible employees to contribute between 1% and 20% of their annual compensation, including overtime pay, bonuses and commissions. The plan was amended effective January 1, 2000, to change our contribution to a formula matching 100% of employees’ contributions, up to a maximum of 4% of the employee’s compensation. The plan was also

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

amended to provide 100% vesting of all existing company matching contributions for active employees and immediate vesting of any future company matching contributions. Employees are not allowed to invest funds in our Class A Common Stock. The plan allows for our matching contribution to be paid in the form of Class A Common Stock, and employees are not restricted in selling any such stock. Our contributions, which were all made in cash, were $15,514, $12,412 and $12,527 for the years ended December 31, 2003, 2002, and 2001, respectively.

16.	Supplemental Cash Flow Information

	2003	2002	2001

Cash paid for interest	$182	$88	$229

Cash paid (received) for income taxes, net	$10,251	$8,541	$(17,839)

Non-cash investing and financing activities:
Issuance of common stock for acquisitions of businesses	$—	$13,887	$—

Assets obtained through consolidation of variable interest entity	$65,168	$—	$—

Long-term debt obtained through consolidation of variable interest entity	$75,498	$—	$—

Tax benefit of employee options exercised	$6,789	$24,082	$17,128

17.	Related Party Transactions

      We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract was amended during the current year and will expire on April 1, 2006. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2003, 2002 and 2001, we recorded revenue of $1,369, $1,484 and $1,511 and direct cost of services of $1,021, $1,018 and $1,032, respectively. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.

      During 2002, we entered into a sublease agreement with Perot Services Company, LLC, which is controlled and owned by Ross Perot, for approximately 23,000 square feet of office space at our Plano, Texas facility. Rent over the term of the lease is approximately $363 per year. The initial lease term is 2 1/2 years with one optional two-year renewal period. The lease also provides for us to pay a $100 allowance for modifications to the leased space. Perot Services will pay all modification costs in excess of the allowance. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

18.	Earnings (Loss) Per Common Share

      The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	2003	2002	2001

Basic Earnings (Loss) per Common Share
Income (loss) before cumulative effect of changes in accounting principles	$51,870	$78,288	$(2,671)

Weighted average common shares outstanding	110,573	106,309	99,437

Basic earnings (loss) per common share before cumulative effect of changes in accounting principles	$0.47	$0.74	$(0.03)

Diluted Earnings (Loss) per Common Share
Income (loss) before cumulative effect of changes in accounting principles	$51,870	$78,288	$(2,671)

Weighted average common shares outstanding	110,573	106,309	99,437
Incremental shares assuming dilution	4,761	9,120	—

Weighted average diluted common shares outstanding	115,334	115,429	99,437

Diluted earnings (loss) per common share before cumulative effect of changes in accounting principles	$0.45	$0.68	$(0.03)

      At December 31, 2003 and 2002, options to purchase 20,333 and 15,713 shares, respectively, of our common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were greater than the average actual share price for the years then ended. For the year ended December 31, 2001, 46,042 options to purchase shares of our common stock were excluded from the calculation of diluted earnings (loss) per common share because the impact was antidilutive given the reported net loss for the period.

19.	Realigned Operating Structure

      In the first quarter of 2001, we implemented a new operating structure in order to strengthen our market position and reduce our costs. In connection with this realigned structure, we consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments, resulting in a charge totaling $33,713. This charge is classified as SG&A in the consolidated statements of operations and is composed of the following:

•	$23,812 related to employee work force reductions of approximately 550 positions in all business functions and in all geographic areas, of which substantially all were terminated as of March 31, 2001;

•	$5,896, net of our initial sublease income estimate of $3,177, related to the consolidation and closure of facilities; and

•	$4,005 related to adjustments to reduce the basis of certain leasehold improvements, software and office equipment, and other assets to their net realizable value.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      The amounts accrued and the related payments and adjustments against the charge were as follows:

	Employee	Facility
	Related	Related	Asset Basis
	Costs	Costs	Adjustments	Total

Charge for the quarter ended March 31, 2001	$23,812	$5,896	$4,005	$33,713
Charge for the quarter ended September 30, 2001	—	3,824	—	3,824
Less: cash payments and asset write-downs	(20,008)	(5,341)	(4,005)	(29,354)
Change in estimate	(900)	900	—	—

Provision balance at December 31, 2001	2,904	5,279	—	8,183
Less: cash payments	(1,464)	(641)	—	(2,105)
Change in estimate	—	1,311	—	1,311

Provision balance at December 31, 2002	1,440	5,949	—	7,389
Less: cash payments	(214)	(967)	—	(1,181)
Change in estimate	(1,224)	190	—	(1,034)

Provision balance at December 31, 2003	$2	$5,172	$—	$5,174

      We revised our estimates of the remaining provision needed for employee-related and facility-related costs during 2001, 2002 and 2003. We decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance-related costs. A large portion of this reduction resulted from a favorable resolution of an employment dispute. During 2001, we increased our estimates for facility-related costs by $4,724, net of sublease income estimate of $3,880, due to the deterioration in the sublease markets for certain facilities. The remaining balances at December 31, 2003 and 2002, respectively, of $5,174 and $7,389 are included on the consolidated balance sheets in the amounts of $1,393 and $2,927 in accrued liabilities and $3,781 and $4,462 in other non-current liabilities. The balance at December 31, 2003, included in other non-current liabilities is expected to be substantially settled by December 31, 2005.

      As a part of the realigned operating structure, we exited a separately identifiable operation. For the year ended December 31, 2001, revenue and net operating losses for this operation were $0 and ($4,126), respectively. There was no activity for this operation for the years ended December 31, 2003 and 2002.

      During the third quarter of 2001, we continued to refine our operations and recorded charges of $37,153. Of this charge, $4,952 is classified as direct cost of services and $32,201 is classified as SG&A in the consolidated statements of operations. This charge is composed of the following:

•	$15,812 related to the elimination of approximately 350 administrative and non-billable positions in various business functions and in numerous geographic areas, of which substantially all were terminated as of September 30, 2001;

•	$16,140, net of our initial sublease income estimate of $1,154, related to the consolidation and closure of facilities, primarily due to the acceleration of the consolidation of our Dallas area operations into one facility located in Plano, Texas; and

•	$5,201 related to adjustments to reduce the basis of software and other assets used in exited service offerings to their net realizable value.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

      The amounts accrued and the related payments and adjustments against these charges were as follows:

	Employee	Facility
	Related	Related	Asset Basis
	Costs	Costs	Adjustments	Total

Charge for the quarter ended September 30, 2001	$15,812	$16,140	$5,201	$37,153
Less: cash payments and asset write-downs	(8,263)	(202)	(5,201)	(13,666)

Provision balance at December 31, 2001	7,549	15,938	—	23,487
Less: cash payments	(1,336)	(11,285)	—	(12,621)
Change in estimate	(4,800)	3,489	—	(1,311)

Provision balance at December 31, 2002	1,413	8,142	—	9,555
Less: cash payments	(18)	(6,537)	—	(6,555)
Change in estimate	(1,395)	(1,483)	—	(2,878)

Provision balance at December 31, 2003	$—	$122	$—	$122

      In 2002 and 2003, we decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs. In 2002, we increased our estimates for facility-related costs because we were unable to settle certain facility lease obligations as favorably as originally estimated and because of the deterioration in the sublease markets for certain facilities. During 2003, we decreased our estimates for facility-related costs due to the favorable termination of certain facilities for less than was expected. The remaining balances at December 31, 2003 and 2002, respectively, of $122 and $9,555 are included on the consolidated balance sheets in the amounts of $122 and $7,870 in accrued liabilities and $0 and $1,685 in other non-current liabilities.

      In the second and third quarters of 2002, we continued our streamlining efforts and recorded charges in SG&A of $8,151 and $2,936, respectively, related to severance and other costs to exit certain activities. These charges included the following: $9,821 related to the elimination of approximately 287 positions in various business functions and geographic areas; $312 for the closure of a facility; and $954 related to adjustments to reduce the basis of certain facility-related assets and the basis of software and other assets used in exited service offerings to their net realizable value.

      The amounts accrued and the related payments and adjustments against these 2002 charges were as follows:

	Employee	Facility
	Related	Related	Asset Basis
	Costs	Costs	Adjustments	Total

Charges during 2002	$9,821	$312	$954	$11,087
Less: cash payments and asset write-downs	(5,045)	(21)	(954)	(6,020)

Provision balance at December 31, 2002	4,776	291	—	5,067
Less: cash payments	(1,121)	(269)	—	(1,390)
Change in estimate	(3,362)	(22)	—	(3,384)

Provision balance at December 31, 2003	$293	$—	$—	$293

      In 2003, we decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs and higher than expected job redeployment of associates. The

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

remaining balances at December 31, 2003 and 2002, respectively, of $293 and $5,067 are included in accrued liabilities on the consolidated balance sheets.

20.	Subsequent Event

      On January 20, 2004, we entered into a revolving credit facility with a syndicate of banks that allows us to borrow up to $100,000. Borrowings under the credit facility will be either through revolving loans or letters of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/ EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures on January 19, 2007, and requires certain financial covenants, including a debt/ EBITDA ratio, a minimum interest coverage ratio, a minimum capitalization ratio and a minimum current ratio, each as defined in the credit facility agreement.

21.	Supplemental Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2003:
Revenue(1)	$336,361	$360,041	$371,330	$393,019
Direct cost of services(2)	272,087	307,252	301,447	312,729
Gross profit	64,274	52,789	69,883	80,290
Income before cumulative effect of changes in accounting principles(3)	14,877	4,946	15,710	16,337
Net income (loss)(3)(4)	(28,082)	4,946	15,710	9,932
Basic earnings per common share before cumulative effect of a change in accounting principle(5)	$0.14	$0.05	$0.14	$0.15
Diluted earnings per common share before cumulative effect of a change in accounting principle(5)	$0.13	$0.04	$0.14	$0.14
Weighted average common shares outstanding	109,046	109,808	110,755	112,640
Weighted average diluted common shares outstanding	113,962	114,694	115,205	117,546

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2002:
Revenue(6)	$325,779	$333,465	$342,497	$330,404
Direct cost of services(7)	251,778	249,976	262,657	256,478
Gross profit	74,001	83,489	79,840	73,926
Net income(8)	19,421	20,180	18,740	19,947
Basic earnings per common share(5)	$0.19	$0.19	$0.18	$0.18
Diluted earnings per common share(5)	$0.17	$0.17	$0.17	$0.17
Weighted average common shares outstanding	103,240	106,050	106,840	109,031
Weighted average diluted common shares outstanding	115,633	116,389	112,950	114,353

(1)	As discussed in Note 1, we adopted EITF 00-21 on January 1, 2003 for long-term fixed-price contracts that include multiple deliverables.

(2)	Direct cost of services for the second quarter of 2003 includes $17,676 of expense associated with exiting an under-performing contract.

(3)	In addition to the items discussed in (1) and (2) above, income before cumulative effect of changes in accounting principles and net income for 2003 includes the following items. All amounts noted below are prior to the effect of income taxes.

•	In the second quarter of 2003, we recorded expense of $3,313 associated with employee reductions.

•	In the second, third and fourth quarters of 2003, we recorded a reduction of expense of $5,415, $857, and $1,024, respectively, resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations.

•	In the third and fourth quarters of 2003, we recorded additional expense for discretionary associate year-end bonuses of $4,100 and $4,900, respectively.

•	In the fourth quarter of 2003, we recorded expense of $11,183 that primarily related to resolving the ownership structure of HPS.

(4)	As discussed in Note 1, during 2003 we adopted EITF 00-21 and FIN 46. Our adoption of EITF 00-21 resulted in an expense for the cumulative effect of a change in accounting principle of $69,288 ($42,959, net of the applicable income tax benefit). Our adoption of FIN 46 resulted in an expense for the cumulative effect of a change in accounting principle of $10,330 ($6,405, net of the applicable income tax benefit).

(5)	Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

(6)	Revenue for the second and third quarters of 2002 includes $7,289 and $7,267, respectively, of fees paid in connection with the termination of services provided through two joint ventures.

(7)	Direct cost of services for the second quarter of 2002 includes a $3,000 payment received from a customer in bankruptcy reorganization that was previously believed to be unrecoverable. Direct cost of services for the second and third quarters of 2002 includes $759 and $89, respectively, for the termination of services provided through two joint ventures.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(dollars and shares in thousands, except per share amounts)

(8)	In addition to the items discussed in (6) and (7) above, net income for 2002 includes the following items. All amounts noted below are prior to the effect of income taxes, except for the last items discussed, which directly impacted income tax expense.

•	In the second and third quarters of 2002, we recorded expense of $8,151 and $2,936, respectively, associated with severance and other costs to exit certain activities.

•	In the second and third quarters of 2002, we recorded expense of $3,530 and $5,146, respectively, relating to the California energy investigations and related litigation.

•	In the fourth quarter of 2002, we recorded $1,920 of expense related to a contingent liability of an equity investee as well as a $963 loss associated with the sale of BillingZone.

•	In the second quarter of 2002, we recorded a $1,565 reduction of a deferred tax asset valuation in connection with the termination of a joint venture. In the fourth quarter of 2002, we further reduced our valuation allowance against certain foreign deferred tax assets by $1,108 and recorded $1,075 of additional tax benefits.

Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

      Our evaluation included the subsidiary in which we acquired a controlling interest on December 19, 2003, HCL Perot Systems B.V. (HPS). HPS became our subsidiary following the acquisition of the shares of HPS formerly owned by HCL Technologies Ltd., our joint venture partner in HPS since its formation in 1996.

      Prior to our acquisition on December 19, 2003, HPS operated independently and was not subject to public company reporting requirements. We did not consolidate HPS in our financial statements prior to the acquisition, but did account for our investment under the equity method of accounting. We renamed this subsidiary Perot Systems TSI B.V. (TSI) following the acquisition.

      Since the acquisition of TSI, we have focused on analyzing and implementing changes in TSI’s procedures and controls to determine their effectiveness and to make them consistent with, and integrate them into, our disclosure controls and procedures. We continue to analyze TSI’s procedures and controls and expect to make additional changes in those procedures and controls in the future. Because we were unable to evaluate the disclosure controls and procedures in place at TSI prior to the acquisition, and because our analysis of TSI’s procedures and controls is ongoing, we performed additional procedures to review TSI’s accounting records and substantiate the financial information of TSI included in this report.

      Based upon their evaluation of the disclosure controls and procedures of Perot Systems, on a consolidated basis, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective.

      There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. However, we are continuing to analyze, and expect to make changes in, the controls and procedures in place at our recently acquired subsidiary, Perot Systems TSI.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information, other than with respect to our executive officers set forth below, required in this Item is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Executive Officers

      The following is a description of the business experience of our executive officers who are not on the Board of Directors. Our executive officers serve at the discretion of the Board of Directors.

Joined Perot
Executive Officer	Business Experience	Systems

Darcy Anderson	Elected Vice President in December 2000. From 1987 to December 2000, he served as Vice President of Hillwood Development Corporation. Age 47.	December 2000
Peter Altabef	Elected Vice President in June 1995 and Secretary in March 1996. Mr. Altabef became General Counsel in April 1994. From January 1991 until May 1993, he was a partner in the Dallas law firm of Hughes & Luce, L.L.P. Age 44.	June 1993
James Champy	Elected Vice President in September 1996. Mr. Champy also served as a director from September 1996 until February 2004. Mr. Champy is a director of Analog Devices, Inc. and serves as a member of the compensation committee of Analog Devices, Inc. Age 61.	September 1996
Russell Freeman	Elected Vice President and Chief Financial Officer in August 2000. From November 1997 to August 2000, Mr. Freeman served as Controller of Perot Systems. Age 40.	December 1989
John King	One of our founders. Mr. King was elected as Vice President in April 1989, and he currently serves as General Manager of Strategic Partnerships and until August 2000 was responsible for our Financial Services Group. Age 57.	June 1988
Brian Maloney	Elected Chief Operating Officer and Vice President in March 2002. Mr. Maloney was employed by AT&T from 1978 to 2002. While at AT&T, Mr. Maloney served in a number of positions, including Senior Vice President of AT&T, and he was named President and CEO of AT&T Solutions in February 2000. Age 50.	March 2002
Jeff Renzi	Elected as Vice President in April 2003. Mr. Renzi was employed by Electronic Data Systems from 1989 to 2003. While at Electronic Data Systems, Mr. Renzi served in a number of positions, including Vice President of Sales. Age 43.	April 2003

Item 11.	Executive Compensation

      All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

Item 14.	Principal Accountant Fees and Services

      All information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 12, 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      A. (1) and (2) Financial Statements and Financial Statement Schedule

The consolidated financial statements of Perot Systems Corporation and its subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

      (3) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
3.2	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)
4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.1	Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10, dated April 30, 1997.)
10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)
10.3	1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)
10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)
10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)
10.6	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.7	Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.9	2001 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.47 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

Exhibit
Number	Description of Exhibit

10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.11 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.12	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.12 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.13	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option — Brian Maloney) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.14	Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)
10.15	Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)
10.16	Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)
10.17	Employment Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.18	Nonstatutory Stock Option Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.19	Amended and Restated Master Operating Agreement dated January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10, dated April 30, 1997.)
10.20	Amendment No. 1 to Amended and Restated Master Operating Agreement dated September 15, 2000, between UBS AG and the Company (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.21	Amended and Restated PSC Stock Option and Purchase Agreement dated April 24, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10, dated April 30, 1997.)
10.22	Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.23	Amendment No. 1 to Second Amended and Restated Agreement for EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.24	Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.)
10.25	Asset Purchase Agreement dated as of June 8, 2001 by and among the Company, PSARS, LLC, Advanced Receivables Strategy, Inc. (“ARS”), Advanced Receivables Strategy — Government Accounts Division, Inc. (“GAD”), Meridian Healthcare Staffing, LLC (“Meridian”), Cash-Net, LLC (“Cash-Net”) and the owners of ARS, GAD, Meridian and Cash-Net (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 10, 2001.)

Exhibit
Number		Description of Exhibit

10.26		Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc., Soza & Company, Ltd. and the stockholders of Soza (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 22, 2003.)
10.27		Master Lease Agreement And Mortgage and Deed of Trust dated as of June 22, 2000, between Perot Systems Business Trust No. 2000-1 and PSC Management Limited Partnership (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.)
10.28		Commercial Sublease dated September 18, 2002, by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)
10.29		Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)
10.30		Amended and Restated License Agreement dated as of August 1, 1992 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.30 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.31		Amendment to Amended and Restated License Agreement effective nunc pro tunc as of May 18, 1988 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.31 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.32		Credit Agreement dated as of January 20, 2004 by and among the Company, JPMorgan Chase Bank, KeyBank National Association, SunTrust Bank, Wells Fargo Bank, National Association, Southwest Bank of Texas, N.A., Southtrust Bank, and Comerica Bank. (Incorporated by reference to Exhibit 10.32 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.33		Stock Purchase Agreement dated as of December 12, 2003 by and among the Company, Perot Systems Investments B.V., HCL Technologies Limited, HCL Holdings GmbH, Austria, HCL Technologies (Bermuda) Limited, HCL Perot Systems B.V., HCL Perot Systems (Mauritius) Private Limited and HCL Perot Systems Limited. (Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Current Report on Form 8-K filed January 5, 2004.)
10.34		Amendment to Employment Agreement of Brian Maloney dated March 10, 2004. (Incorporated by reference to Exhibit 10.34 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
21.1		Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Rule 13a-14 Certification dated March 15, 2004, by Ross Perot, Jr., President and Chief Executive Officer.
31	.2*	Rule 13a-14 Certification dated March 15, 2004, by Russell Freeman, Vice President and Chief Financial Officer.
32	.1**	Section 1350 Certification dated March 15, 2004, by Ross Perot, Jr., President and Chief Executive Officer.
32	.2**	Section 1350 Certification dated March 15, 2004, by Russell Freeman, Vice President and Chief Financial Officer.
99	.1*	Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

      B. Reports on Form 8-K filed during the fourth quarter of 2003.

On December 22, 2003, we filed a Current Report on Form 8-K reporting a press release. The matter was reported under Item 5 of Form 8-K.

On December 2, 2003, we filed a Current Report on Form 8-K reporting the delivery of a notice to executive officers and directors. The matter was reported under Item 5 of Form 8-K.

On November 4, 2003, we filed a Current Report on Form 8-K reporting a press release. The matter was reported under Items 7 and 12 of Form 8-K.

On October 29, 2003, the Company filed a Current Report on Form 8-K reporting a press release. The matter was reported under Items 5 and 7 of Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEROT SYSTEMS CORPORATION

By:	/s/ ROSS PEROT, JR.

Ross Perot, Jr.
President, Director and Chief Executive Officer

Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROSS PEROT Ross Perot	Chairman	March 15, 2004

/s/ ROSS PEROT, JR. Ross Perot, Jr.	President, Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ RUSSELL FREEMAN Russell Freeman	Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ ROBERT J. KELLY Robert J. Kelly	Corporate Controller and Principal Accounting Officer	March 15, 2004

/s/ STEVE BLASNIK Steve Blasnik	Director	March 15, 2004

/s/ JOHN S.T. GALLAGHER John S.T. Gallagher	Director	March 15, 2004

/s/ CARL HAHN Carl Hahn	Director	March 15, 2004

/s/ DESOTO JORDAN DeSoto Jordan	Director	March 15, 2004

/s/ THOMAS MEURER Thomas Meurer	Director	March 15, 2004

/s/ CECIL H. MOORE, JR. Cecil H. Moore, Jr.	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
3.2	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)
4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.1	Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10, dated April 30, 1997.)
10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)
10.3	1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)
10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)
10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)
10.6	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.7	Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.9	2001 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.47 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.11 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.12	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.12 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)

Exhibit
Number	Description of Exhibit

10.13	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option — Brian Maloney) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.14	Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)
10.15	Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)
10.16	Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)
10.17	Employment Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.18	Nonstatutory Stock Option Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.19	Amended and Restated Master Operating Agreement dated January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10, dated April 30, 1997.)
10.20	Amendment No. 1 to Amended and Restated Master Operating Agreement dated September 15, 2000, between UBS AG and the Company (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.21	Amended and Restated PSC Stock Option and Purchase Agreement dated April 24, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10, dated April 30, 1997.)
10.22	Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.23	Amendment No. 1 to Second Amended and Restated Agreement for EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.24	Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.)
10.25	Asset Purchase Agreement dated as of June 8, 2001 by and among the Company, PSARS, LLC, Advanced Receivables Strategy, Inc. (“ARS”), Advanced Receivables Strategy — Government Accounts Division, Inc. (“GAD”), Meridian Healthcare Staffing, LLC (“Meridian”), Cash-Net, LLC (“Cash-Net”) and the owners of ARS, GAD, Meridian and Cash-Net (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 10, 2001.)
10.26	Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc., Soza & Company, Ltd. and the stockholders of Soza (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 22, 2003.)
10.27	Master Lease Agreement And Mortgage and Deed of Trust dated as of June 22, 2000, between Perot Systems Business Trust No. 2000-1 and PSC Management Limited Partnership (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.)
10.28	Commercial Sublease dated September 18, 2002, by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)

Exhibit
Number		Description of Exhibit

10.29		Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)
10.30		Amended and Restated License Agreement dated as of August 1, 1992 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.30 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.31		Amendment to Amended and Restated License Agreement effective nunc pro tunc as of May 18, 1988 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.31 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.32		Credit Agreement dated as of January 20, 2004 by and among the Company, JPMorgan Chase Bank, KeyBank National Association, SunTrust Bank, Wells Fargo Bank, National Association, Southwest Bank of Texas, N.A., Southtrust Bank, and Comerica Bank. (Incorporated by reference to Exhibit 10.32 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
10.33		Stock Purchase Agreement dated as of December 12, 2003 by and among the Company, Perot Systems Investments B.V., HCL Technologies Limited, HCL Holdings GmbH, Austria, HCL Technologies (Bermuda) Limited, HCL Perot Systems B.V., HCL Perot Systems (Mauritius) Private Limited and HCL Perot Systems Limited. (Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Current Report on Form 8-K filed January 5, 2004.)
10.34		Amendment to Employment Agreement of Brian Maloney dated March 10, 2004. (Incorporated by reference to Exhibit 10.34 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
21.1		Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Amended Registration Statement on Form S-4 filed March 12, 2004.)
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Rule 13a-14 Certification dated March 15, 2004, by Ross Perot, Jr., President and Chief Executive Officer.
31	.2*	Rule 13a-14 Certification dated March 15, 2004, by Russell Freeman, Vice President and Chief Financial Officer.
32	.1**	Section 1350 Certification dated March 15, 2004, by Ross Perot, Jr., President and Chief Executive Officer.
32	.2**	Section 1350 Certification dated March 15, 2004, by Russell Freeman, Vice President and Chief Financial Officer.
99	.1*	Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.