Form 10-Q
period 2004-03-31
PEROT SYSTEMS CORP
filed 2004-05-04
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Number of shares of registrant’s common stock outstanding as of April 30, 2004: 111,224,452 shares of Class A Common Stock and 3,275,012 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

ASSETS

	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$118,721	$123,770
Short-term investments	33,985	37,599
Accounts receivable, net	232,303	208,244
Prepaid expenses and other	71,209	52,370

Total current assets	456,218	421,983
Property, equipment and purchased software, net	144,120	142,836
Goodwill	358,625	347,576
Other non-current assets	105,017	98,202

Total assets	$1,063,980	$1,010,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,205	$27,063
Accrued liabilities	100,221	98,021
Other current liabilities	83,270	81,959

Total current liabilities	215,696	207,043
Long-term debt	75,498	75,498
Other non-current liabilities	15,743	15,277

Total liabilities	306,937	297,818

Stockholders’ equity:
Common stock	1,143	1,123
Additional paid-in capital	441,040	421,847
Retained earnings	307,358	288,615
Other stockholders’ equity	(3,575)	(4,174)
Accumulated other comprehensive income	11,077	5,368

Total stockholders’ equity	757,043	712,779

Total liabilities and stockholders’ equity	$1,063,980	$1,010,597

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended March 31,
	2004	2003
Revenue	$419,804	$336,361
Direct cost of services	335,376	272,087

Gross profit	84,428	64,274
Selling, general and administrative expenses	53,449	43,412

Operating income	30,979	20,862
Interest income	384	705
Interest expense	(463)	(5)
Equity in earnings of unconsolidated affiliates	—	1,525
Other income (expense), net	(1,008)	1,300

Income before taxes	29,892	24,387
Provision for income taxes	11,149	9,510

Income before cumulative effect of a change in accounting principle	18,743	14,877
Cumulative effect of a change in accounting principle, net of tax	—	(42,959)

Net income (loss)	$18,743	$(28,082)

Basic earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.16	$0.14
Cumulative effect of a change in accounting principle, net of tax	—	(0.40)

Net income (loss)	$0.16	$(0.26)

Weighted average common shares outstanding	113,944	109,046

Diluted earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.16	$0.13
Cumulative effect of a change in accounting principle, net of tax	—	(0.38)

Net income (loss)	$0.16	$(0.25)

Weighted average diluted common shares outstanding	119,494	113,962

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$18,743	$(28,082)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,382	7,346
Cumulative effect of a change in accounting principle	—	42,959
Change in deferred taxes	(5,423)	3,949
Other non-cash items	3,592	(1,539)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(23,837)	(5,943)
Prepaid expenses	(8,818)	(10,841)
Accounts payable and accrued liabilities	7,587	(11,051)
Accrued compensation	(8,128)	(248)
Income taxes	14,926	18,918
Other current and non-current assets	(7,449)	(5,634)
Other current and non-current liabilities	(2,313)	(1,525)

Net cash provided by operating activities	2,262	8,309

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(10,522)	(13,175)
Acquisitions of businesses, net of cash acquired of $0 and $2,222, respectively	(8,071)	(82,778)
Net proceeds from the sale of short-term investments	5,442	—
Other	(83)	(18)

Net cash used in investing activities	(13,234)	(95,971)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,061	984
Other	(65)	(142)

Net cash provided by financing activities	5,996	842

Effect of exchange rate changes on cash and cash equivalents	(73)	1,761

Net decrease in cash and cash equivalents	(5,049)	(85,059)
Cash and cash equivalents at beginning of period	123,770	212,861

Cash and cash equivalents at end of period	$118,721	$127,802

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, in our Annual Report on Form 10-K filed with the SEC on March 15, 2004. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results for the year ending December 31, 2004.

Certain of the 2003 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have implemented the disclosure-only provisions of FAS 123 and FAS 148. Had we elected to adopt the expense recognition provisions of FAS 123, the impact on net income (loss) and earnings (loss) per common share would have been as follows:

	Three months ended March 31,
	2004	2003
Net income (loss)
As reported	$18,743	$(28,082)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	145	51
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,725)	(4,484)

Pro forma	$15,163	$(32,515)
Basic earnings (loss) per common share
As reported	$0.16	$(0.26)
Pro forma	$0.13	$(0.30)
Diluted earnings (loss) per common share
As reported	$0.16	$(0.25)
Pro forma	$0.13	$(0.29)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

We utilize the Black-Scholes option pricing model to calculate our pro forma stock-based employee compensation expense, and the assumptions used for each period are as follows:

	Three months ended March 31,
	2004	2003
Weighted average risk free interest rates	2.25%	2.34%
Weighted average life (in years)	3.7	3.8
Volatility	52%	57%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$5.33	$4.38

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

NOTE 2. ACQUISITIONS

Perot Systems TSI B.V.

In 1996, we entered into a joint venture with HCL Technologies whereby we each owned 50% of HCL Perot Systems B.V. (HPS), an information technology services company based in India. On December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V. (TSI). This transaction was accounted for as a step acquisition under the purchase method of accounting. TSI is an IT services firm specializing in business transformation and application outsourcing. TSI currently serves customers in the United Kingdom, Singapore, Switzerland, Luxembourg, Germany, India, Thailand, Malaysia, Japan, Australia and the United States. As a result of the acquisition, we expanded the geographical areas in which we provide services and broadened our customer base in our application development service offering.

Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. Therefore, to simplify the process of consolidating TSI, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003. The balance of our investment in TSI immediately prior to our consolidation of TSI on December 31, 2003, was $29,495.

The additional cash consideration paid for HCL Technologies’ interest in TSI was $98,848 (including acquisition costs and net of $12,667 of cash acquired). As of December 31, 2003, we consolidated the assets and liabilities of TSI. Accordingly, the TSI assets acquired and liabilities assumed are included in our consolidated balance sheets at December 31, 2003.

During the first quarter of 2004, we completed the appraisals of the acquired intangible assets. However, the allocation of TSI purchase consideration to the assets and liabilities acquired, including goodwill, as well as the allocation of goodwill to our reportable units, has not been completed primarily due to the pending completion of the valuation of certain tangible assets and certain liabilities. The estimated excess purchase price over net assets acquired of $67,509 was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Consulting segment and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following table summarizes the preliminary values assigned to the TSI assets acquired and liabilities assumed as of December 31, 2003, and the reversal of our historical investment balance.

Current assets	$84,282
Property, equipment and purchased software, net	21,716
Goodwill (estimated)	67,509
Identifiable intangible assets	7,650
Other non-current assets	1,540

182,697
Current liabilities	(38,521)
Other non-current liabilities	(3,166)
Reversal of our investment balance	(29,495)

Purchase consideration	$111,515

Soza & Company, Ltd.

On February 20, 2003, we acquired all of the outstanding shares of Soza & Company, Ltd., and the purchase agreement provided for additional payments to be made in the future if certain financial targets were achieved. In the first quarter of 2004, we determined that Soza had achieved certain financial targets for 2003. As a result of achieving these targets and in accordance with the purchase agreement, we made additional payments of $6,298 in cash and $8,580 in 641 shares of our Class A Common Stock that resulted in us recording $14,878 of additional goodwill to the Government Services segment. This goodwill is not deductible for tax purposes. In addition, during the first quarter of 2004, we increased the values of certain tax assets that we had purchased in the Soza acquisition and reduced the amount of purchase price allocated to goodwill by $3,508.

ADI Technology Corporation

On July 1, 2002, we acquired all of the outstanding shares of ADI Technology Corporation, and the purchase agreement provided for additional payments to be made in the future if certain financial targets were achieved. In the first quarter of 2004, we determined that ADI had achieved certain financial targets for 2003. As a result of achieving these targets and in accordance with the purchase agreement, we made additional payments of $2,294 in cash and $2,325 in 175 shares of our Class A Common Stock that resulted in us recording $4,619 as additional goodwill. This goodwill was assigned to the Government Services segment and is not deductible for tax purposes.

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, by reporting segment are as follows:

		Government
	IT Solutions	Services	Consulting	Total
Balance as of December 31, 2003	$122,817	$81,029	$143,730	$347,576
Additional goodwill for ADI acquisition	—	4,619	—	4,619
Additional goodwill for Soza acquisition	—	11,370	—	11,370
TSI purchase price allocation adjustments	—	—	(4,850)	(4,850)
Other	3	—	(93)	(90)

Balance as of March 31, 2004	$122,820	$97,018	$138,787	$358,625

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Identifiable intangible assets as of March 31, 2004, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service marks	$5,761	$(3,066)	$2,695
Customer based assets	22,599	(5,198)	17,401
Other intangible assets	4,855	(1,660)	3,195

Balance at March 31, 2004	$33,215	$(9,924)	$23,291

Total amortization expense for identifiable intangible assets was $2,519 and $707 for the quarters ended March 31, 2004 and 2003, respectively. Amortization expense is estimated at $9,942, $5,190, $3,995, $3,170, $2,233 and $486 for the years ended December 31, 2004 through 2009, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, was as follows:

	Three months
	ended March 31,
	2004	2003
Net income (loss)	$18,743	$(28,082)
Foreign currency translation adjustments	5,086	848
Other	623	46

Total comprehensive income (loss)	$24,452	$(27,188)

NOTE 5. STOCKHOLDERS’ EQUITY

The components of “Other stockholders’ equity” were as follows:

	March 31, 2004	December 31, 2003
Deferred compensation	$(3,687)	$(3,814)
Other	112	(360)

Total other stockholders’ equity	$(3,575)	$(4,174)

At March 31, 2004, there were 111,078 shares of our Class A Common Stock outstanding and 3,217 shares of our Class B Common Stock outstanding. At December 31, 2003, there were 109,262 shares of our Class A Common Stock outstanding and 3,042 shares of our Class B Common Stock outstanding. The increase in the number of Class A Common Stock outstanding is due to the exercise of stock options, the issuance of shares as additional purchase price consideration for certain acquisitions, and the issuance of shares to participants in the Employee Stock Purchase Plan.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6. INCOME TAXES

Our effective tax rate for the first quarter of 2004 was 37.3%. Our effective tax rate for income before cumulative effect of a change in accounting principle for the first quarter of 2003 was 39.0%. The tax rate for the first quarter of 2004 was less than the rate in 2003 due primarily to the acquisition of TSI. TSI has tax holidays in certain Asian jurisdictions, which exempt specific types of income from taxation.

NOTE 7. SEGMENT DATA

We offer our services under three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services and Consulting. IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense, law enforcement agencies, and other governmental agencies. The Consulting segment provides our customers high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, as well as the elimination of approximately $5,520 of intersegment revenue related to the provision of services by TSI (in the Consulting segment) to the other segments (for 2004 only).

The reporting segments follow the same accounting policies that we use for our consolidated financial statements. Segment performance is evaluated based on income (loss) before taxes, exclusive of income and expenses that are included in the “Other” category. All corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage.

The following is a summary of certain financial information by reportable segment:

	IT	Government
	Solutions	Services	Consulting	Other	Total
For the quarter ended March 31, 2004:
Revenue	$314,925	$64,762	$45,637	$(5,520)	$419,804
Income (loss) before taxes	22,362	3,816	3,872	(158)	29,892
For the quarter ended March 31, 2003:
Revenue	$289,675	$35,029	$11,590	$67	$336,361
Income (loss) before taxes	19,565	2,726	(67)	2,163	24,387

Prior to the first quarter of 2004, our Global Software Services group was included in our Consulting segment. During the first quarter of 2004, we changed the structure of this group which is now included in the IT Solutions segment. All prior period amounts have been adjusted to reflect this change.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 8. EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations for income before the cumulative effect of a change in accounting principle.

	For the three months ended March 31,
	2004	2003
Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$18,743	$14,877

Weighted average common shares outstanding	113,944	109,046

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.16	$0.14

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$18,743	$14,877

Weighted average common shares outstanding	113,944	109,046
Incremental shares assuming dilution	5,550	4,916

Weighted average diluted common shares outstanding	119,494	113,962
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.16	$0.13

For the three months ended March 31, 2004 and 2003, options to purchase 13,698 and 23,791 shares, respectively, of our common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were greater than the average actual share price for the respective quarter.

NOTE 9. CREDIT FACILITY

On January 20, 2004, we entered into a revolving credit facility with a syndicate of banks that allows us to borrow up to $100,000. Borrowings under the credit facility will be either through revolving loans or letters of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures on January 19, 2007, and requires certain financial covenants, including a debt/EBITDA ratio, a minimum interest coverage ratio, a minimum capitalization ratio and a minimum current ratio, each as defined in the credit facility agreement. There have been no borrowings under this credit facility as of March 31, 2004.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in the following legal proceedings.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. The plaintiffs are seeking unspecified damages, statutory compensation and costs and expenses of the litigation.

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

Litigation Relating to the California Energy Market

In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The case is currently pending in the Superior Court for the County of Sacramento. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have filed a notice of appeal.

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. The plaintiffs in this case filed a consolidated amended complaint in July 2003. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs. In October 2003, we moved to dismiss the amended complaint with prejudice. The plaintiffs have filed an opposition to our motion.

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

Other

In addition to the matters described above, we have been, and from time to time are, named as a defendant in various legal proceedings in the normal course of business, including arbitrations, class actions and other litigation involving commercial and employment disputes. Certain of these proceedings include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty the eventual loss or range of loss related to such matters. We are contesting liability and/or the amount of damages in each pending matter and believe, based on current knowledge and after consultation with counsel, that the outcome of these matters will not have a material adverse effect on our consolidated financial condition, although the outcome could be material to our operating results for a particular future period, depending on, among other things, the level of our income for such period.

We have purchased, and expect to continue to purchase, insurance coverage that we believe is consistent with coverage maintained by others in our industry. This coverage is expected to limit our financial exposure to claims covered by these policies in many cases.

Contract-related Contingency

During 2003 we exited an under-performing contract. As a result of the exiting of this contract, we determined that certain contract-related assets were impaired and additional expenses would be incurred related to the exiting of this contract, resulting in a loss of $17,676 that was recorded in the second quarter of 2003 in direct cost of services. This estimated loss represents our current estimate of the loss related to exiting this contract and is in addition to the loss of approximately $19,500 that we recorded in the first quarter of 2003 in our cumulative effect of a change in accounting principle upon adoption of EITF 00-21. We have filed a claim in arbitration to recover amounts we believe are due under this contract, and the other party filed counterclaims. Therefore, the amount of actual loss with respect to exiting this contract may vary from our current estimates.

Purchase Commitment

We have an agreement with a telecommunication service provider to purchase services from, or sell services on behalf of, this provider having a gross value of $19,500 over a four-year commitment period. We entered into arbitration with this vendor in 2003 and had recorded a liability for our estimate of the unfulfilled minimum purchase commitment of $5,550 at December 31, 2003. The arbitration concluded in the first quarter of 2004, and based on the outcome, we recorded an additional liability of $3,273 through a charge to direct cost of services. The total liability recorded to date of $8,823 relates to the unfulfilled minimum purchase commitment for the first three years of the commitment period, which ended on March 31, 2004. We currently expect to fulfill the minimum purchase commitment for the remaining commitment period that ends on March 31, 2005.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts entered in the normal course of business under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred material costs individually or in the aggregate to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of March 31, 2004, we have no liability recorded for warranty claims.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Acquisition of Perot Systems TSI B.V.

As discussed in Note 2, “Acquisitions,” on December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V. Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. As a result, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003, and we consolidated the assets and liabilities of TSI as of December 31, 2003.

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables

On November 21, 2002, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” regarding when an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. We adopted EITF 00-21 effective January 1, 2003 for both existing and prospective customer contracts, which resulted in an expense in the first quarter of 2003 for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.38 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction-type services, as each such contract had been accounted for as a single unit of accounting using the percentage-of-completion method. This adjustment also includes approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction-type service included in a contract with multiple deliverables that we expected to be profitable in the aggregate over its term and that was previously accounted for as a single unit of accounting using the percentage-of-completion method.

As a result of our adoption of EITF 00-21, we recognized revenues of approximately $0.8 million during the first quarter of 2004 that were included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

Comparison of the Three Months Ended March 31, 2004 and 2003

Revenue

Revenue for the first quarter of 2004 increased by $83.4 million, or 24.8%, to $419.8 million from revenue of $336.4 million for the first quarter of 2003 due to increases in revenue from the IT Solutions, Government Services and Consulting segments.

Revenue from the IT Solutions segment increased by $25.2 million, or 8.7%, to $314.9 million for the first quarter of 2004 from revenue of $289.7 million in the first quarter of 2003. This net increase was primarily attributable to:

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	$18.8 million increase from contracts signed during the twelve-month period following the first quarter of 2003. For these contracts, we are primarily providing our customers technology-related services, including IT infrastructure management, application development and maintenance, business process re-engineering, and proprietary software application services, which include implementation and customization of our Diamond® health benefits administration suite of software for a few of these customers. The selection criteria for outsourcing contracts typically include the alignment of our operational plan and the customer’s business needs, the price for the services to be delivered, the skills of the team that will be leading the relationship, and the level of industry expertise exhibited. The contracts underlying this revenue increase came primarily from markets where we have established expertise and service offerings, although a subset of this revenue growth came from expanding existing service offerings for the healthcare industry into new geographies.

•	$15.8 million increase associated with outsourcing contracts signed during the first quarter of 2003 with customers in the healthcare and manufacturing industries for which we did not recognize a full quarter of revenue during the first quarter of 2003 because of the timing of the contract signings and subsequent contract start dates. The outsourcing contracts underlying this revenue increase include a mix of technology and business process services such as IT infrastructure management, application development and maintenance, proprietary software application services, which include implementation and customization of our Diamond® health benefits administration suite of software for one of these customers, and claims processing services.

•	$5.0 million net increase from existing accounts, short-term offerings, and project work. We typically perform services that are above our base level of services for our long-term customers. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific customer needs.

•	Partially offsetting these increases was a $14.4 million decrease in revenue associated with three major customer contract changes. We ended an under-performing contract during the fourth quarter of 2003, resulting in an $8.7 million decrease in revenue year-to-year for the first quarter of 2004. Additionally, we completed two major contract renewals that resulted in a year-to-year revenue reduction of $5.7 million, primarily relating to reductions in price.

Revenue from Government Services increased $29.8 million, or 85.1%, to $64.8 million for the first quarter of 2004 from $35.0 million for the first quarter of 2003. This increase is primarily attributable to the acquisition of Soza & Company, Ltd. in February 2003 as we recognized approximately $21.8 million of additional revenue in the first quarter of 2004 resulting from a full quarter of revenue in our financial statements. The remaining year-to-year increase of $8.0 million is primarily attributable to new contracts and existing program expansion within the Department of Homeland Security, the Department of Defense, and the civilian agencies of the federal government. For the contracts underlying this revenue increase, we are providing program management, administrative, professional and engineering services related to both a recently awarded program by the Department of Homeland Security and from existing programs where specific initiatives of the government required additional resources for the first quarter of 2004 as compared to the same period in the prior year. Our business with the federal government may fluctuate because of annual funding requirements and the specific needs of the federal agencies we serve.

Revenue from the Consulting segment increased 245.7% to $40.1 million for the first quarter of 2004, net of the elimination of intersegment revenue of $5.5 million, from $11.6 million for the first quarter of 2003. This increase is primarily attributable to the acquisition of TSI, which contributed $27.6 million of revenue, net of the elimination of intersegment revenue of $5.5 million, for the first quarter of 2004. The remaining increase is attributable to increased revenue from technology and business consulting services, primarily attributable to an increased level of services related to the implementation of prepackaged software applications. These services are typically viewed as discretionary services by our customers with the level of business activity depending on many factors including economic conditions and specific customer needs.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Revenue from UBS, our largest customer, was $66.3 million for the first quarter of 2004, or 15.8% of revenue. This revenue is reported within the IT Solutions and Consulting lines of business and is summarized in the following table:

	Three Months Ended March 31
	2004	2003	Change
UBS revenue in IT Solutions	$58.3	$58.8	(0.9%)
UBS revenue in Consulting	8.0	—	n/m

Total revenue from UBS	$66.3	$58.8	12.8%

The increase in revenue from UBS for the Consulting line of business is due to the acquisition of TSI as discussed above.

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for the first quarter of 2004 was 20.1% of total revenue, which is higher than the gross margin for the first quarter of 2003 of 19.1% of total revenue. This year-to-year increase in gross margin is primarily due to the acquisitions of TSI and Vision Healthsource, which increased gross margin by 1.8 percentage points. TSI and Vision were acquired during the twelve-month period following the first quarter of 2003 and typically realize higher gross margins than what we normally realize on traditional IT outsourcing contracts because of the nature of the services they provide, which are offshore business process outsourcing and application management services. This year-to-year increase is also due to a slight increase in overall profitability for commercial customer contracts and our government business. Partially offsetting these increases were the three major customer contract changes discussed above, which reduced our gross margin by 1.0 percentage points, and an increase in expense of $2.4 million for year-end bonuses to be paid to associates in the IT Solutions segment and in our corporate SG&A operating areas. In addition, as discussed below in “Purchase Commitment,” in the first quarter of 2004 we recorded $3.3 million of expense associated with an unfulfilled minimum purchase commitment. During the first quarter of 2003, we recorded $2.0 million of expense associated with this unfulfilled minimum purchase commitment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2004 increased 23.0% to $53.4 million from $43.4 million for the first quarter of 2003. This increase is primarily attributable to the acquisitions of Soza and TSI and additional costs associated with corporate compliance and business insurance, partially offset by reduced SG&A expenses resulting from cost reductions made in 2003. SG&A for the first quarter of 2004 was 12.7% of revenue, which is slightly lower than SG&A for the first quarter of 2003 of 12.9% of revenue.

Other Statement of Operations Items

Interest income for the first quarter of 2004 decreased to $0.4 million from $0.7 million for the first quarter of 2003. This decrease is primarily due to lower average cash balances and lower interest rates during the first quarter of 2004 as compared to the same period in 2003.

Interest expense for the first quarter of 2004 increased by $0.5 million as compared to the first quarter of 2003. This increase is primarily related to the long-term debt we recorded on our consolidated balance sheet as of December 31, 2003, upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

During the first quarter of 2003, we recorded $1.5 million of income from our previous 50% equity in the earnings of TSI, which we consolidated on December 31, 2003, following the acquisition of HCL Technologies’ shares in TSI, as discussed above.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other income (expense), net, for the first quarter of 2004 decreased to an expense of $1.0 million from income of $1.3 million for the first quarter of 2003. This decrease is primarily due to the receipt of a $1.2 million non-investment interest payment in the first quarter of 2003 and the recognition of unrealized foreign exchange losses during the first quarter of 2004.

Our effective tax rate for the first quarter of 2004 was 37.3%. Our effective tax rate for income before cumulative effect of a change in accounting principle for the first quarter of 2003 was 39.0%. The tax rate for the first quarter of 2004 was less than the rate in 2003 due primarily to the acquisition of TSI. TSI has tax holidays in certain Asian jurisdictions, which exempt specific types of income from taxation.

Business Outlook

For the second quarter of 2004, we expect revenue to range from $412 million to $427 million and earnings per share (diluted) to range from $0.14 to $0.16. For the second quarter of 2004, we expect sequential revenue growth from our Government Services line of business with commercial outsourcing revenue expected to be sequentially flat to a slight decline, depending on fluctuations to project-related revenue and business volumes, and the timing of new sales.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under a revolving credit facility. During the three months ended March 31, 2004, cash and cash equivalents decreased 4.1% to $118.7 million from $123.8 million at December 31, 2003.

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2004, as compared to net cash provided by operating activities of $8.3 million for the three months ended March 31, 2003. The following items are important in understanding this change:

•	The increase in accounts receivable in the first quarter of 2004 of $23.8 million is greater than the increase in the first quarter of 2003 of $5.9 million primarily due to the timing of customer cash receipts, which varies from period to period.

•	Year-end bonuses paid in 2004 primarily to associates in the IT Solutions segment and in our corporate SG&A operating areas increased as compared to 2003 by approximately $11.1 million. The amount of year-end bonuses that we record for each period is based on several factors, including our financial performance for the period and management’s discretion.

•	Net cash paid for income taxes increased by $14.6 million, with net payments of $0.9 million in 2004 compared to net refunds of $13.7 million in 2003.

Net cash used in investing activities decreased to $13.2 million for the three months ended March 31, 2004, as compared to $96.0 million for the same period in 2003. This decrease was due primarily to a $74.7 million decrease in the amount of net cash paid for acquisitions of businesses.

•	During the three months ended March 31, 2003, we paid $72.8 million (net of cash received) for the acquisition of Soza and an additional $10.0 million for the acquisition of ARS.

•	During the three months ended March 31, 2004, we paid $6.3 million and $2.3 million as additional consideration related to the acquisitions of Soza and ADI, respectively.

For the three months ended March 31, 2004, net cash provided by financing activities increased to $6.0 million compared to $0.8 million for the three months ended March 31, 2003. This increase is due

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

primarily to an increase in the amount of cash received upon the exercise of options to purchase Class A Common Stock during the first quarter of 2004 as compared to the same period in 2003.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2004, foreign exchange rate fluctuations negatively impacted our non-domestic cash balances by $0.1 million as the Euro weakened and the British pound and Indian Rupee strengthened against the U.S. dollar. Our foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

Purchase Commitment

We have an agreement with a telecommunication service provider to purchase services from, or sell services on behalf of, this provider having a gross value of $19.5 million over a four-year commitment period. We entered into arbitration with this vendor in 2003 and had recorded a liability for our estimate of the unfulfilled minimum purchase commitment of $5.5 million at December 31, 2003. The arbitration concluded in the first quarter of 2004, and based on the outcome, we recorded an additional liability of $3.3 million through a charge to direct cost of services. The total liability recorded to date of $8.8 million relates to the unfulfilled minimum purchase commitment for the first three years of the commitment period, which ended on March 31, 2004, and is expected to be paid in the second quarter of 2004. We currently expect to fulfill the minimum purchase commitment for the remaining commitment period that ends on March 31, 2005.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as:

•	Our contract with UBS (our largest customer) ends in January 2007 and we may renegotiate its term before then, either of which events we expect would result in lower revenues or profits.

•	Revenue from our contract with UBS may substantially vary between periods because it depends on the levels of service UBS determines we have provided.

•	We may bear the risk of cost overruns under custom software development contracts, and, as a result, cost overruns could adversely affect our profitability.

•	Our five largest customers account for a substantial portion of our revenue and profits and loss of any of these customers could result in decreased revenues and profits.

•	If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits per share could be diminished and our financial results could be adversely affected.

•	Our software development products may cost more than we initially project, encounter delays, or fail to perform well in the market, which could decrease our profits.

•	If we are unable to successfully integrate acquired entities, our profits may be less and our operations more costly or less efficient.

•	Our contracts generally contain provisions that could allow customers to terminate the contracts and sometimes contain provisions that enable the customer to require changes in pricing, decreasing our revenue and profits and potentially damaging our business reputation.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Some contracts contain fixed-price provisions or penalties that could result in decreased profits.

•	Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations.

•	Our international operations expose our assets to increased risks and could result in business loss or in more expensive or less efficient operations.

•	We have a significant business presence in India, and risks associated with doing business there could decrease our revenue and profits.

•	Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits.

•	If customers reduce spending that is currently above contractual minimums, our revenues and profits could diminish.

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with foreign currencies as of December 31, 2003, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the three months ended March 31, 2004, there has been no material change in related market risk factors.

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

Prior to our acquisition on December 19, 2003, HPS operated independently and was not subject to public company reporting requirements. We did not consolidate HPS in our financial statements prior to the acquisition but did account for our investment under the equity method of accounting. We renamed this subsidiary Perot Systems TSI B.V. following the acquisition.

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

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. However, we are continuing to analyze, and expect to make changes in, the controls and procedures in place at TSI.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in the following legal proceedings.

IPO Allocation Securities Litigation

In July and August 2001, we, as well as some of our current and former officers and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. The plaintiffs are seeking unspecified damages, statutory compensation and costs and expenses of the litigation.

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

Litigation Relating to the California Energy Market

In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The case is currently pending in the Superior Court for the County of Sacramento. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have filed a notice of appeal.

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. The plaintiffs in this case filed a consolidated amended complaint in July 2003. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs. In October 2003, we moved to dismiss the amended complaint with prejudice. The plaintiffs have filed an opposition to our motion.

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

Other

In addition to the matters described above, we have been, and from time to time are, named as a defendant in various legal proceedings in the normal course of business, including arbitrations, class actions and other litigation involving commercial and employment disputes. Certain of these proceedings include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages.

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty the eventual loss or range of loss related to such matters. We are contesting liability and/or the amount of damages in each pending matter and believe, based on current knowledge and after consultation with counsel, that the outcome of these matters will not have a material adverse effect on our consolidated financial condition, although the outcome could be material to our operating results for a particular future period, depending on, among other things, the level of our income for such period.

We have purchased, and expect to continue to purchase, insurance coverage that we believe is consistent with coverage maintained by others in our industry. This coverage is expected to limit our financial exposure to claims covered by these policies in many cases.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated May 4, 2004, by Ross Perot, Jr., President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated May 4, 2004, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated May 4, 2004, by Ross Perot, Jr., President and Chief Executive Officer.

32.2**	Section 1350 Certification dated May 4, 2004, by Russell Freeman, Vice President and Chief Financial Officer.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

(b)	Reports on Form 8-K

On January 5, 2004, we filed a Current Report on Form 8-K to report an acquisition, through a wholly owned subsidiary, from HCL Technologies Limited (“HCLT”), a corporation formed in India, of all of HCLT’s interest in HCL Perot Systems B.V., a joint venture entity formed by the Company and HCLT. The matter was reported under Item 2 of Form 8-K.

On February 10, 2004, we filed a Current Report on Form 8-K to report the issuance of a press release announcing our fourth quarter fiscal 2003 results. The matter was reported under Item 12 of Form 8-K.

On February 20, 2004, we filed a Current Report on Form 8-K to report the issuance of a press release announcing the election of DeSoto Jordan to the Board of Directors and the resignations of James Champy and William Gayden from the Board of Directors. The matter was reported under Item 9 of Form 8-K.

* Filed herewith.
** Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: May 4, 2004	By /s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer