Form 10-K/A
period 2003-12-31
PEROT SYSTEMS CORP
filed 2004-08-03
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From          to

Commission File Number 0-22495

PEROT SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	75-2230700 (I.R.S. Employer Identification No.)

2300 WEST PLANO PARKWAY PLANO, TEXAS (Address of Principal Executive Offices)	75075 (Zip Code)

(Registrant’s Telephone Number)
(972) 577-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Class A Common Stock Par Value $0.01 per share	New York Stock Exchange

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

As of June 30, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange, was approximately $1,046,987,076 (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant’s common stock outstanding as of July 30, 2004: 114,970,403

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: certain information required in Part III of this Form 10-K/A is incorporated from the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 to revise certain disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 15, 2004. Primarily, we revised disclosures to:

•	Expand, clarify, or update the description of our business and the associated risk factors in Item 1, “Business”;

•	Expand or clarify disclosures about our financial condition, results of operations, and critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	Expand or clarify disclosures about our accounting policies in Note 1 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”; and

•	Expand disclosures to clarify the calculation methodology and components of the loss we recorded in terminating a business relationship during 2003 in Note 11 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

This Form 10-K/A replaces the original Form 10-K in its entirety. All information contained in this Form 10-K/A is subject to updating and supplementing as provided in our periodic reports filed with the SEC.

FORM 10-K

For the Year Ended December 31, 2003

PART I

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption “Risk Factors.” These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

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

Our customers may contract with us for any one or more of our services, which fall into the following categories:

•	IT outsourcing services

•	Business process services

•	Consulting services

IT Outsourcing Services

IT outsourcing services includes multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including IT outsourcing (such as data center management, desktop solutions, and messaging services), application services, infrastructure management, program management, and security. We typically hire a significant portion of the customers’ staff that has supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost. Our IT outsourcing contracts are priced using a variety of mechanisms, including level-of-effort, direct costs plus a fee (which may be either a fixed amount or a percentage of direct costs incurred), fixed-price, unit price, and risk/reward. Depending on a customer’s business requirements and the pricing structure of the contract, the cash flows from a contract can vary significantly during a contract’s term. With fixed-price contracts or when an upfront payment is required to purchase assets, an IT outsourcing contract will typically produce less cash flow at the beginning of the contract with significantly more cash flow generated as efficiencies are realized later in the term. With a cost plus contract, the cash flows tend to be relatively consistent over the term of the contract.

Business Process Services

Business process services includes services such as call center management, health and dental claims processing, energy management, payment and settlement management, security, and collection of receivables, which we offer on a stand-alone basis. We classify our Business Process Services in three categories: transaction processing services, back-office services, and professional services related to non-technical functions.

Consulting Services

Consulting services includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services, which we offer to customers typically on a short-term basis. We market these services through two primary channels — our standalone Consulting segment and the four vertical industry groups of our IT Solutions segment as additional project work for our customers with whom we have a long-term IT outsourcing contract. The consulting services provided through our Consulting segment relate primarily to the implementation of prepackaged software applications, offshore application development and maintenance, and offshore systems migration and testing, primarily under short-term contracts related to specific projects. The consulting services provided to customers within our IT Solutions segment typically consist of customized, industry-specific business solutions provided by associates with industry expertise. All consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.

Our Contracts

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

We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled less than one percent of our revenue.

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

IT Solutions

IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. The primary services that we provide to the majority of our customers include the following:

•	IT outsourcing – includes data center management, web hosting and internet access, desktop solutions, messaging services, and video, voice, and data services.

•	Application services – includes application assessment and evaluation, hardware and architecture consulting, systems integration, custom application development, system testing, application management and maintenance, business intelligence, and web-based services.

•	Infrastructure management – includes process and change management, hardware maintenance and monitoring, network management, including VPN services, and service desk capabilities.

•	Program management – includes project assessments, project management, transition and contingency planning.

•	Security – includes physical security, network security, and risk management.

•	Business process services – includes call center management, health and dental claims processing, energy management, payment and settlement management, security, and collection of receivables.

•	Consulting – includes strategic consulting, technology consulting, and enterprise solutions and applications.

Within IT Solutions, we face the market through our four vertical industry groups – Healthcare, Financial Services, Industrial Services and Strategic Markets. Supporting these vertical industry groups is our Global Infrastructure Services group, the delivery organization for our technology outsourcing services and our network and system operations services.

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

The additional services that we provide in the Healthcare group that cross all markets include Health Insurance Portability and Accountability Act compliance and remediation consulting, and full and unbundled IT outsourcing. In addition, our Healthcare group provides numerous services and solutions tailored to each market.

For customers in the provider market, we offer revenue cycle solutions, clinical solutions, health information management, Digital Access, and ERP solution. Combined, these services are targeted to improve quality outcomes and patient safety, increase cash, and improve hospital efficiency and cost control.

For our payer customers, we offer our Digital Health Plan™ application suite, which provides an integrated set of Web-based self-service applications. In addition, we provide claims processing outsourcing and act as an application service provider for payer enterprise applications. We also offer DIAMOND® 950, which manages more than 8 million members in a variety of payer risk settings. In addition, we provide a range of business and IT strategy, tactical consulting and software development services to companies in this market. Combined, these services are targeted to increase back office efficiency, and improve consumer satisfaction.

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

Global Infrastructure Services

Our Global Infrastructure Services group is responsible for defining the technology strategies for our IT Solutions customers and us. This group identifies new technology offerings and innovations that deliver value to our customers. It manages, updates and maintains our technology infrastructure including networks, data centers, help desks, mainframes, servers, storage, and workspace computing. It also provides senior technology consultants to assist our customers with more complex technology transformations. It manages, resolves and documents problems in our customers’ computing environments. The group also provides comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective action. All of these activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain.

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

Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services segment in 2003 is from contracts with the U.S. government.

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

Perot Systems Associates

The markets for IT personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training and retaining of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is — and will continue to be - an integral factor in differentiating us from our competitors in the IT industry. In seeking such associates, we screen candidates for employment through a rigorous interview process. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance, and we have an annual incentive plan based on our performance in relation to our business and financial targets. We also seek to align the interests of our associates with those of our stockholders by compensating outstanding performance with stock option awards, which we believe fosters loyalty and commitment to our goals.

As of December 31, 2003, we employed approximately 13,500 associates. A limited number of these associates located in the United States are currently employed under an agreement with a collective bargaining unit. In European countries, our associates are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.

UBS Agreements

In January 1996, we entered into a series of agreements to form a strategic relationship with Swiss Bank Corporation, one of the predecessors of UBS AG. This relationship involves a master operating agreement, a long-term information technology services agreement and a master project agreement. Our agreements with UBS also provided for the sale to UBS of our stock and options. We provide a substantial majority of the services for UBS under the agreements described below. Perot Systems TSI has entered into several contractual relationships with UBS, which are not discussed below. Our risk factor relating to the expiration of our outsourcing agreement with UBS on page 10 of this Annual Report contains material information about our relationship with UBS.

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

IT Services Agreement

We provide services to UBS Warburg and other UBS business units under the IT Services Agreement, which is formally known as the Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998, and as amended as of September 15, 2000. The IT Services Agreement requires that UBS obtain from us UBS Warburg’s requirements for the operational management of its technology resources (including mainframes, desktops, and voice and data networks), excluding hardware and proprietary software applications development and general network services. The term of the IT Services Agreement is 11 years, which began January 1, 1996. Our charges for services provided under the IT Services Agreement are generally based on reimbursement of all costs, other than corporate overhead, we incur in the performance of services for UBS Warburg. In addition, we receive an annual fee, as adjusted each year for inflation, and we are subject to bonuses and penalties of up to 13% of such fee based on our performance. The IT Services Agreement provides that UBS will determine any bonus or penalty based on a good faith assessment of our performance as measured using many objective and subjective criteria, including service quality, product delivery, business user satisfaction, cost effectiveness, and corporate level support.

We earned approximately 16.6%, 18.7% and 24.1% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2003, 2002, and 2001, respectively. During these three years the amount of annual gross profit that we have earned from UBS and its affiliates has ranged from $44.2 million to $50.2 million.

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

Our outsourcing agreement with UBS, the largest of our UBS agreements, ends in January 2007, which we expect to result in the loss of a substantial majority of revenue and profits from our UBS relationship

Our largest customer is UBS. During 2003, our UBS relationship generated $242.0 million, or 16.6% of our revenue, which is a decline of $7.8 million from 2002 revenue of $249.8 million.

Our business with UBS is governed by two primary agreements that define the services that we provide and the terms under which those services are provided.

•	The outsourcing agreement with UBS that covers the substantial majority of our business with UBS entitles us to recover our costs plus a fixed fee, with a bonus or penalty that can cause this annual fee to vary up and down by as much as 13%, depending on our level of performance as determined by UBS. We also provide additional project services to UBS. As a result, the revenue and gross profit that we derive from our UBS relationship depends on our performance and on the level of services we provide to UBS. The annual amount of gross profit that we have earned from UBS has ranged from $44.2 million to $50.2 million during the three years ended December 31, 2003.

•	We separately provide offshore services to UBS through our subsidiary, Perot Systems TSI. Prior to our acquisition of Perot Systems TSI and its subsequent consolidation on December 31, 2003, we did not consolidate the financial results of Perot Systems TSI. UBS is also Perot Systems TSI’s largest customer.

The outsourcing agreement under which we provide most of our services to UBS expires on January 1, 2007, which is expected to result in the loss of a substantial majority of the revenues and profits from UBS. The impact of the expiration of the outsourcing agreement on our profits will be based in part on our ability to reduce our costs. We expect that the expiration of the outsourcing agreement likely will have a disproportionately large effect on our profitability compared to the effect on our revenues.

Revenue and profit from our contract with UBS may substantially vary between periods because it depends on the amount and quality of the services we provide

Revenue that we derive from our UBS relationship depends upon the level of services we perform, which may vary from period to period depending on UBS’s requirements. In addition, the agreement with UBS that covers most of our business with UBS entitles us to recover our costs plus an annual fee, with a bonus or penalty that can cause this annual fee to vary up or down by as much as 13%, depending on our level of performance as determined by UBS. Determination of whether our performance merits a bonus or a penalty depends on many objective and subjective factors, including service quality, product delivery, customer satisfaction, cost effectiveness, and corporate level support. To the extent that UBS determines to diminish our annual fee in any given year, our profitability will be adversely affected.

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

We are currently not aware of any situation that is likely to result in material, non-recoverable cost overruns; however, we are not able to predict the probability of future material non-recoverable cost overruns. Accordingly, there is a risk that we will have material non-recoverable cost overruns in the future.

Our five largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenues and profits

Our five largest customers accounted for approximately 41.2% of our revenue for 2003 and approximately 46.4% of our revenue in 2002. UBS was the only customer that accounted for more than 10% of our revenue for 2003 and 2002. After UBS our next four largest customers accounted for approximately 24.6% of our revenue in 2003 and 27.7% of our revenue in 2002. Our primary relationship with each of our five largest customers consists of a long-term outsource revenue contract with a term extending at least through 2006. If we were to lose one of these major customers, our revenues would generally be materially decreased and our profits would be less. Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of information technology services, business failure or bankruptcy, or our performance. These contracts typically require us to maintain specified performance levels with respect to the services that we deliver to our customer, with the result that if we fail to perform at the specified levels, we may be required to pay or credit the customer with amounts specified in the contract. In the event of significant failures to deliver the services at the specified levels, a number of these contracts provide that the customer has the right to terminate the agreement. In addition, some of these contracts provide the customer the right to terminate the contract at the customer’s convenience. The customer’s right to terminate for convenience typically requires the customer to pay us fees to cover costs that we have incurred but not recovered and an amount that results in the recovery of a portion of profit we had expected to earn over the term of the contract. We may not retain long-term relationships or secure renewals of short-term relationships with our major customers in the future.

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

Our financial results are materially affected by a number of economic and business factors

Our financial results are materially affected by a number of factors, including broad economic conditions, the amount and type of technology spending that our customers undertake, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial and growth position. Each of our three major lines of business has distinct economic factors, business trends, and risks that could have a materially adverse affect on our results of operations and financial condition.

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

Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits

Perot Systems Government Services provides services as a contractor and subcontractor on various projects with U.S. government entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services segment in 2003 is from contracts with the U.S. government.

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

Our Website and Availability of SEC Reports and Corporate Governance Documents

Our Internet address is www.perotsystems.com and the investor relations section of our web site is located at www.perotsystems.com/investors. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also, posted on our corporate responsibility section of our website (located at www.perotsystems.com/responsibility.htm), and available in print upon request of any shareholder to our Investor Relations Department, are our charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee, as well as our Standards & Ethical Principles and our Corporate Governance Guidelines (which include our Director Qualification Guidelines and Director Independence Standards). Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Standards & Ethical Principles and any waiver applicable to our executive officers or directors.

Item 2. Properties

As of December 31, 2003, we had offices in approximately 90 locations in the United States and seven countries outside the United States. Our office space and other facilities cover approximately 2,200,000 square feet. The majority of our buildings are leased, including a lease with a variable interest entity for our corporate headquarters located in Plano, Texas, which includes office space and our data center operations. Our IT Solutions segment uses the corporate headquarters facility and data center. The Government and Consulting segments do not make any significant use of the facility.

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

	High	Low
2002
First Quarter.	$20.75	$16.08
Second Quarter	20.20	10.45
Third Quarter.	12.63	9.01
Fourth Quarter	11.80	8.21
2003
First Quarter.	$11.63	$8.99
Second Quarter	12.23	9.85
Third Quarter.	11.87	9.67
Fourth Quarter	14.45	10.04

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

Equity Compensation Plan Information

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,172,864 (1)	$13.27	42,846,559 (2)
Equity compensation plans not approved by security holders	24,733,891	$14.12	472,000 (3)

Total	32,906,755	$13.99	43,318,559

(1)	Excludes 206,925 shares of restricted stock that were granted during 2003 under the 2001 Long-Term Incentive Plan.

(2)	Includes 25,274,434 shares under the 2001 Long-Term Incentive Plan and 17,572,125 shares under the 1999 Employee Stock Purchase Plan.

(3)	Includes 472,000 shares under the 1996 Non-Employee Director Stock Option/Restricted Stock Plan and no shares for the 1991 Stock Option Plan and the Advisor Stock Option/Restricted Stock Incentive Plan.

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

Overview of Our Company

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

Our customers may contract with us for any one or more of our services, which fall into the following categories:

•	IT Outsourcing Services - includes multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including application systems, technology infrastructure, and some back office functions. We typically hire a significant portion of the customers’ staff that has supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost. Our IT outsourcing contracts are priced using a variety of mechanisms, including level-of-effort, direct costs plus a fee (which may be either a fixed amount or a percentage of direct costs incurred), fixed-price, unit price, and risk/reward. Depending on a customer’s business requirements and the pricing structure of the contract, the cash flows from a contract can vary significantly during a contract’s term. With fixed-price contracts or when an upfront payment is required to purchase assets, an IT outsourcing contract will typically produce less cash flow at the beginning of the contract with significantly more cash flow generated as efficiencies are realized later in the term. With a cost plus contract, the cash flows tend to be relatively consistent over the term of the contract.

•	Business Process Services - includes services such as claims processing, revenue cycle management, travel agent commission settlement, and engineering services, which we offer on a stand-alone basis. We classify our Business Process Services in three categories: transaction processing services, back-office services, and professional services related to non-technical functions.

•	Consulting Services - includes services such as application development and maintenance, system design and implementation services, application systems migration and testing, and management consulting and IT strategy services, which we offer to customers typically on a short-term basis.

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

Results of Operations

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables

As discussed below in “Critical Accounting Policies” under the heading “Revenue Recognition,” we changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customers. Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting using the percentage-of-completion method. This adjustment also includes approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method, as discussed below under “Exiting of a Customer Contract.”

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

Exiting of a Customer Contract

In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer that included various non-construction services and a construction service, which was an application development project. In 2002, we began to expect that the actual cost to complete the application development project would exceed the cost estimate included in the contract with the customer. The contract provided for us to collect most of the excess of the actual cost over the cost estimate in the contract, but we expected the project to generate a loss because we did not expect to collect all of the excess of the actual cost over the cost estimate in the contract. However, we did not recognize a loss on the contract at that time. As discussed below under “Revenue Recognition” in our “Critical Accounting Policies” discussion, prior to the adoption of EITF 00-21 we recorded revenue and profit on those fixed-price contracts which included both construction and non-construction services using the percentage-of-completion method of accounting. Therefore, because we expected that the contract would be profitable in the aggregate over its term, we did not recognize a loss on this contract in 2002.

As part of our adoption of EITF 00-21 in the first quarter of 2003, we were required to separate the deliverables in the contract into multiple units of accounting and recognized a net estimated loss on the application development project totaling approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. The $19.5 million loss on the application development project is composed of two adjustments:

•	the reversal of $8.9 million of revenue and profit that was recognized prior to January 1, 2003, to adjust to the amount that would have been recorded if we had applied the percentage-of-completion method to this project separately; and

•	the recording of a future estimated loss of $10.6 million, which was calculated as the difference between the estimated amount that we expected to collect from the customer and the estimated costs to complete the application development project.

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

Revenue from the IT Solutions segment decreased $32.8 million, or 2.7%, to $1,199.4 in 2003 from $1,232.2 million in 2002 and increased $1.6 million, or 0.1%, from pro forma revenue of $1,197.8 million in 2002. This net increase as compared to pro forma revenue for 2002 was primarily attributable to the following items:

•	$66.6 million increase in revenue from contracts signed during 2003. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers. These services include both business process services, such as claims processing, and technology-related services, such as IT infrastructure management, application development and maintenance, and business process re-engineering. For a few of these new customers, we are also providing proprietary software application services, including the implementation and customization of our Diamond® health benefits administration suite of software. These new customer contracts were won primarily in competitive situations with the majority of this revenue growth coming from new contracts with customers in the healthcare industry. The strength in healthcare new sales revenue comes from two primary factors:

¡	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process outsourcing was immature. As a result, we have an established presence and brand, which we have strengthened during the past several years through internal investment in software and solutions and through acquisitions.

¡	There is a degree of change within the healthcare industry today as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. These business factors, as well as increased outsourcing activity within the markets we serve, have resulted in stronger new sales revenue.

Our other commercial vertical units in IT Solutions have less scale and have been operating in these markets during a time when many of these industries have been experiencing economic pressures coupled with a mature market for technology outsourcing. Consequently, we have not experienced the same level of demand in these markets as we have in the healthcare industry.

•	$5.0 million net decrease from existing accounts, short-term offerings, and project work that is provided to customers within our long-term account base. Within our long-term client contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific client needs;

•	$52.2 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002, primarily in the financial services and strategic markets industries. Of this decrease in revenue, $14.6 million related to fees we received in 2002 in connection with the termination of services provided through two joint ventures. One of these joint ventures was with a European telecommunications company and the other was with a European financial institution. Both of these joint ventures were terminated at the convenience of the customers, resulting in the payments to us of $14.6 million in termination fees. The remaining revenue decrease is due primarily to reduced revenue from those two joint ventures as they were terminated in 2002; and

•	$7.8 million decrease from UBS to $242.0 million in 2003 from $249.8 million in 2002. This decrease is primarily attributable to cost savings efforts initiated by us and UBS. The outsourcing agreement with UBS that covers the majority of our business with UBS entitles us to recover our costs plus a fixed fee, with a bonus or penalty that can cause this annual fee to vary up and down by as much as 13%, depending on our level of performance as determined by UBS. We also provide additional project services to UBS. As a result, the revenue and gross profit that we derive from our UBS relationship depends on our performance and on the level of services we provide to UBS. The annual amount of gross profit that we have earned from UBS has ranged from $44.2 million to $50.2 million during the three years ended December 31, 2003.

Revenue from the Government Services segment increased $166.9 million, or 436.9%, to $205.1 million for 2003 from $38.2 million for 2002. This increase is primarily attributable to the acquisition of Soza & Company, Ltd. (Soza) in February 2003, which contributed $121.2 million of revenue in 2003. The remainder of the increase is attributable to ADI Technology Corporation, which we acquired in July 2002. ADI contributed $36.4 million of additional revenue in 2003 as we recognized a full year of ADI revenue in our financial statements, and $9.3 million of existing program expansion within the Department of Homeland Security, the Department of Defense, and the civilian agencies of the federal government.

Revenue from the Consulting segment decreased 8.3% to $56.1 million in 2003 from $61.2 million in 2002 due to a combination of business volume and pricing reductions. Both of these measures directly impact our revenue and are indicators of the value we bring to customers, as well as the competitive environment for our services. In addition, since our direct costs are relatively fixed from period-to-period, changes in utilization and billing rates can affect our profitability. For 2003, utilization decreased by 7%, while the average billing rate declined by 6%. The reduction to utilization came primarily as a result of reduced activity and resulting variation in demand within the consulting markets we serve. Our services tend to be tied to the level of systems investment, which varies with the rate of technology change and general economic conditions. During the past few years, weakened economic conditions have resulted in inconsistent demand for technology investment. Additionally, our billing rates have been impacted by increased competition from lower cost resources including small independent contractors. In response to the trends of increased price competition, we invested in offshore capabilities through the acquisition of TSI in December of 2003. We plan to continue to optimize the resource mixture of onshore, offshore and subcontractor labor, which will allow us to respond to increased price competition while minimizing the impact of any price reductions on the profitability of our domestic technology consulting operations.

Domestic revenue grew by 17.2% in 2003 to $1,263.5 million from $1,078.3 million in 2002, and increased as a percent of total revenue to 86.5% from 80.9% in the prior year. Domestic revenue grew by 21.0% in 2003 from pro forma 2002 domestic revenue of $1,043.9 million, and increased as a percent of total revenue to 86.5% from 80.4% of total pro forma 2002 revenue. This increase is primarily the result of domestic growth within the IT Solutions segment and from our Government Services segment. Domestic revenue growth for our IT Solutions segment came primarily from the healthcare industry, where we experienced a strong demand as described above. In addition, as discussed above we have acquired two companies in the government services market since July 2002, which has significantly increased our domestic revenue.

Non-domestic revenue, consisting of European and Asian operations, decreased by 22.3% in 2003 to $197.3 million from $253.8 million in 2002 and decreased to 13.5% of total 2003 revenue from 19.1% of 2002 total revenue and 19.6% of 2002 pro forma revenue. The largest components of our European operations are in the United Kingdom and Switzerland. In the United Kingdom, revenue for 2003 decreased to $107.4 million from $119.9 million for 2002. In Switzerland, revenue for 2003 decreased to $28.1 million from $34.6 million for 2002. Asian operations generated revenue of $25.9 million in 2003 compared to $22.9 million in 2002. The majority of the revenue decrease from 2002 in European operations is due to a revenue decline from UBS and a decrease of $41.3 million in revenue from the two joint ventures that were terminated in 2002. In addition, our service offerings for the European market are largely based on providing systems integration and application management services, which are typically tied to economic conditions. During the past few years, we have seen a weak demand for technology investment in the various European countries in which we currently operate, primarily because of the general economic condition in Europe. As a result of all of these factors, we have experienced revenue declines outside of the United States over the last several years.

Gross Margin

Gross margin for 2003 was 18.3% of revenue, which is lower than the gross margin for 2002 of 23.4% and the pro forma gross margin for 2002 of 20.5%. The following items are important in understanding the decrease in gross margin as compared to the pro forma gross margin for 2002:

•	In 2002, we recorded revenue of $14.6 million and direct cost of services of $0.9 million, resulting in gross profit of $13.7 million, associated with the termination of services provided through two joint ventures.

•	In 2002, we received a $3.0 million payment from a customer in bankruptcy reorganization that was previously believed to be unrecoverable.

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for 2002 includes a reduction of $20.4 million associated with the adoption of EITF 00-21 for a contract we exited ($9.8 million as a reduction of revenue and $10.6 million as an increase in direct cost of services).

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct cost of services associated with the exiting of this contract.

•	In 2003, we recorded additional expense for associate year-end bonuses as compared to 2002, which reduced gross profit by $6.2 million.

•	As discussed below in “Purchase Commitments,” in 2003 we recorded $5.6 million of expense associated with unfulfilled minimum purchase commitments.

•	In 2003, we also experienced a year over year decline in gross margin primarily due to lower up-front profitability on new contracts signed during 2003 and lower profitability from short-term consulting activities, which were partially offset by higher margins from 2003 acquisitions and improvements in long-term commercial account profitability, including an increase in profitability for certain fixed price contracts.

Selling, General and Administrative Expenses

SG&A for 2003 decreased 4.0% to $187.8 million from $195.6 million in 2002. SG&A for 2003 was 12.9% of revenue, which is lower than SG&A for 2002 of 15.1% of pro forma revenue. In our analysis of SG&A for both 2003 and 2002, we identified the following items that are important in understanding this change:

•	During 2002, we recorded $11.1 million of expense in SG&A relating to severance and other costs to exit certain activities and $8.7 million of expense associated with our response to investigations of the California energy crisis.

•	During 2003, we recorded a reduction of expense of $7.3 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute.

Other Statement of Operations Items

Interest income, net, decreased by 33.3% to $2.6 million in 2003 from $3.9 million in 2002 due to a decrease in the average cash balance in 2003 as compared to 2002 and an overall decrease in interest rates.

Equity in earnings (loss) of unconsolidated affiliates, which primarily represents our share of the earnings of HCL Perot Systems B.V. (HPS), an information technology services joint venture based in India, was a $1.9 million loss in 2003 as compared to $4.7 million of earnings in 2002. This change from 2002 is primarily related to the following:

•	In 2003, HPS recorded approximately $9.3 million of expense, related primarily to stock option compensation expense. In 2003, the ownership structure of the HPS joint venture was modified in connection with the negotiations between us and HCL Technologies regarding our potential purchase of HCL’s equity ownership in HPS or the potential sale to HCL of our equity ownership of HPS, as it was agreed that various stock option agreements to purchase shares of HPS stock would be modified to provide for the option holders to be paid in cash the intrinsic value of the options on the transaction date. These options did not contain such a provision prior to the transaction date.

•	In 2002, HPS recorded expense to impair the goodwill related to an acquisition, which reduced our equity in earnings by approximately $1.6 million, and recorded $1.9 million of expense related to a contingent liability.

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

Revenue from the IT Solutions segment increased 8.1% to $1,232.2 million in 2002 from $1,139.7 million in 2001. Pro forma revenue from the IT Solutions segment increased $75.0 million, or 6.7%, to $1,197.8 million in 2002 from pro forma revenue of $1,122.8 million in 2001. This increase was primarily attributable to:

•	$63.1 million of additional revenue from acquisitions consummated in 2002 and 2001 in the healthcare market, including the acquisitions of Advanced Receivables Strategy, Inc. in July 2001 and Claim Services Resource Group, Inc. in January 2002. ARS contributed $38.4 million of this increase in revenue, as we recognized a full year of ARS revenue in our financial statements in 2002, and CSRG contributed $24.7 million of this increase in revenue;

•	$51.8 million of revenue from contracts signed during 2002 with new and existing customers in which the scope of services to be provided was expanded. For these contracts, we are primarily providing our customers technology-related services, including IT infrastructure management, application development and maintenance, and business process re-engineering. The selection criteria for outsourcing contracts typically include the alignment of our operational plan and the customer’s business needs, the price for the services to be delivered, the skills of the team that will be leading the relationship, and the level of industry expertise exhibited. The contracts underlying this revenue increase came primarily from markets where we have established expertise and service offerings, and they are primarily in the healthcare market;

•	$40.8 million of revenue from other existing accounts, primarily in the healthcare industry and primarily related to a full year of revenue in 2002 on a new contract that was signed in the middle of 2001; and

•	$14.6 million of revenue in 2002 relating to fees paid in connection with the termination of services provided through two joint ventures. One of these joint ventures was with a European telecommunications company and the other was with a European financial institution. Both of these joint ventures were terminated after the service contracts with these customers were terminated at the convenience of the customers, resulting in the payment to us of $14.6 million in termination fees.

These increases in revenue were partially offset by:

•	$54.6 million decrease as a result of exiting certain business relationships and under-performing delivery units and closing geographic project sales efforts in 2001, and

•	$40.7 million decrease in revenue from UBS. Revenue from UBS decreased to $249.8 million in 2002 from $290.5 million in 2001 due primarily to lower spending by UBS on infrastructure and discretionary project services as a result of cost savings initiatives implemented by us and UBS.

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

Gross Margin

Direct costs of services increased in 2002 by 7.5% to $1,020.8 million from $949.7 million in 2001. Gross margin increased to 23.4% of revenue in 2002 as compared to 21.2% of revenue in 2001. Gross margin increased to 20.5% of pro forma revenue in 2002 as compared to 20.0% of pro forma revenue in 2001. In our analysis of our pro forma gross margin percentages for 2002 and 2001, we identified the following items that are important in understanding this change:

•	In 2001, we recorded $25.9 million of charges, including $20.9 million relating to the bankruptcy of a customer, ANC Rental Corporation, and $5.0 million from reducing the basis of software and other assets used in service offerings that we exited.

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for 2001 includes an additional $0.9 million associated with the adoption of EITF 00-21 for a contract we exited ($0.9 million as additional revenue).

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for 2002 includes a reduction of $20.4 million associated with the adoption of EITF 00-21 for a contract we exited ($9.8 million as a reduction of revenue and $10.6 million as an increase in direct cost of services).

•	In 2002, we received a $3.0 million payment from ANC that was previously believed to be unrecoverable, and we recorded $13.7 million of gross profit (on $14.6 million of revenue) associated with fees paid in connection with the termination of services provided through two joint ventures that we exited during 2002.

•	In 2003, our gross margin was reduced primarily as a result of generally lower gross margins on contracts signed since the middle of 2001 and on acquisitions consummated in 2002. Partially offsetting this decline in gross margin was lower expense for associate incentive programs in 2002 consistent with market conditions.

Selling, General and Administrative Expenses

SG&A for 2002 decreased 23.8% to $195.6 million from $256.6 million in 2001. SGA for 2002 was 15.1% of pro forma revenue, which is lower than SG&A for 2001 of 21.6% of pro forma revenue. In our analysis of SG&A for both 2002 and 2001, we identified the following items that are important in understanding this change:

•	As discussed in more detail below, in 2001 we recorded $69.7 million in expense relating primarily to severance and facility related costs as a result of realigning our operating structure.

•	In 2001, we recorded $6.5 million of expense associated with the amortization of goodwill and assembled workforce intangibles, which was no longer allowed beginning in 2002.

•	In 2002, we recorded an additional $11.1 million relating to severance and other costs to exit certain activities as we continued our efforts to streamline our operations; and

•	During 2002, we recorded $8.7 million of expense relating to an investigation of our involvement in the California energy market.

•	During 2002, SG&A expenses decreased as compared to 2001 due to a temporary decline in selling expense and due to our focused efforts to reduce SG&A costs as a percentage of revenue.

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

Our effective tax rate for 2002 was 35.9%. Income tax expense for 2002 included a $2.7 million benefit from the reduction of a valuation allowance against certain foreign deferred tax assets as well as $1.1 million of other tax benefits. Our effective tax rate for 2001 was 119.4% due to an $11.0 million valuation allowance that we recorded in 2001 against certain foreign deferred tax assets due to the significant uncertainty as to the ultimate realization of these deferred tax assets.

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

Liquidity and Capital Resources

During 2003 and 2002, cash and cash equivalents decreased $89.1 million and $46.3 million, respectively, as compared to 2001, during which cash and cash equivalents increased $19.5 million. These changes in net cash flow between years are primarily a result of differences in the amount of cash provided by operating activities and amounts used during each year for investing activities.

Operating Activities

Net cash provided by operating activities was $102.9 million in 2003 as compared to $60.1 million in 2002 and $95.0 million in 2001. The primary reasons for the changes in cash provided by operating activities for these three years are changes in the amount of cash paid for our realignment activities, associate year-end bonuses and income taxes.

•	During 2003, 2002 and 2001 we made cash payments of $9.1 million, $19.8 million and $33.8 million, respectively, in connection with our actions in 2002 and 2001 to realign our operating structure.

•	Year-end bonuses paid to associates under our corporate year-end bonus plan in 2003, 2002 and 2001 (relating to the prior year’s bonus plan) were $4.1 million, $13.6 million and $6.9 million, respectively. The bonuses paid under our corporate year-end bonus plan exclude certain associates that are paid under bonus plans that are separately funded by a customer, associates in our Government Services segment who have their own bonus plan, and associates in certain delivery units that have separate compensation plans.

•	During 2003 and 2002, we made net cash payments for income taxes of $10.3 million in 2003 and $8.5 million in 2002. In 2001, we received net income tax refunds in the amount of $17.8 million.

Cash provided by operating activities was also affected by the amount of long-term accrued revenue that was recorded in each year. Long-term accrued revenue increased by $7.3 million in 2003 as compared to an increase of $40.5 million in 2002 and an increase of $24.0 million in 2001. As discussed above, we adopted EITF 00-21 effective January 1, 2003. This change in our method of accounting for revenue from arrangements with multiple deliverables had the impact of reducing the amount of revenue that we recorded on long-term fixed-price contracts during 2003 as compared to 2002 and 2001. The increase in 2002 as compared to 2001 resulted from more revenue being recognized on fixed-price contracts in 2002 as we recognized a full year of revenue on several large fixed-price contracts which began in the middle of 2001. These revenues can only be billed and collected in accordance with the applicable contractual billing terms.

Investing Activities

Net cash used in investing activities increased to $214.7 million for 2003 as compared to $134.0 million for 2002 and $84.2 million for 2001. These changes in cash used in investing activities are due primarily to net cash paid for acquisitions of businesses.

•	During 2003, we paid $188.8 million net cash for acquisitions, including $99.4 million net cash for the acquisition of HPS, $73.8 million net cash for the acquisition of Soza and $10.0 million as additional consideration related to the acquisition of ARS.

•	During 2002, we paid $97.9 million net cash for acquisitions, including $49.2 million net cash for the acquisition of Claim Services Resource Group, Inc., $37.8 million of net cash for the acquisition of ADI, and $10.0 million as additional consideration related to the acquisition of ARS.

•	During 2001, we paid $53.2 million net cash for acquisitions, including $52.2 million net cash for the acquisition of ARS.

Other Activities

Net cash provided by financing activities has not changed significantly for the last three years, which was $12.0 million for 2003, $17.0 million for 2002 and $11.8 million for 2001. In 2002, we received more proceeds from the issuance of common stock due to the exercise of more stock options to purchase Class B Common Stock during 2002 as compared to 2003 and 2001. In addition, in 2002 we repurchased more shares of our Class A Common Stock as compared to 2003 and 2001.

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

Purchase Commitments

We have agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for two of the vendors, both of which expire in 2004 and total approximately $12.4 million in 2004. With regard to the third vendor, under the terms and conditions of this agreement, we agreed to purchase or sell services having a gross value of $19.5 million over a four-year commitment period. We entered into discussions with this vendor to restructure the terms of the commitment. Because both parties were unable to agree to change the terms, we have entered into arbitration, which we expect to be resolved in the first half of 2004. In 2003, we recorded expense of $5.6 million associated with this unfulfilled minimum purchase commitment.

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

Within these three categories of services, our contracts include non-construction-type service deliverables, including technology and back office outsourcing, and construction-type service deliverables, such as application development. Revenue for non-construction-type service deliverables is recognized as the services are rendered in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which provides that revenues should be recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented by an executed contract.

Accounting for Revenue in Single-Deliverable Arrangements

Revenue from fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction-type services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volume of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.

Revenue from time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

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

Accounting for Revenue in Multiple-Deliverable Arrangements Prior to the Adoption of EITF 00-21

Prior to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective January 1, 2003 (as discussed below), we accounted for revenue from arrangements containing both non-construction and construction services, on a combined basis. For such arrangements with both non-construction and construction services, we recognized revenue and profit on all services combined using the percentage-of-completion method in accordance with the provisions of SOP 81-1. As described above, under the percentage-of-completion method, the amount of revenue and profit was determined based on the direct costs incurred to date as compared to the estimate of total expected direct costs at completion.

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

Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting under the percentage-of-completion method using direct costs incurred to date as a measure of progress towards completion. The direct costs incurred in providing the services under these long-term fixed price contracts were greater in the early years of the contract as compared to the later years because of the additional construction and non-construction services being performed in those early years, including the implementation of new technologies and re-engineering of processes. However, the contract terms did not allow for us to bill separately for the majority of these additional services, including the construction services. As a result, we were recognizing revenue in advance of the billings. Upon the adoption of EITF 00-21, we determined that the construction and non-construction services would not satisfy the separation criteria of EITF 00-21, and therefore we were required to account for these services as a single unit of accounting and apply the most appropriate revenue recognition method to the entire arrangement, which was the straight-line method. Since the majority of the billings on the affected contracts approximated the straight-line method, we were required to reverse most of the unbilled revenue that we had recorded in advance of the customer billings.

This adjustment also includes approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method, as discussed above in “Exiting of a Customer Contract.”

Accounting for Revenue in Multiple-Deliverable Arrangements Subsequent to the Adoption of EITF 00-21

For those arrangements which contain both non-construction and construction services, we first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting.

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

In arrangements for both non-construction and construction services, we may bill the customer prior to performing the service, which would require us to record deferred revenue. In other arrangements, we may perform the service prior to billing the customer, which would require us to record an unbilled receivable.

In certain arrangements we may provide consideration to the customer at the beginning of a contract as an incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract.

As a result of our adoption of EITF 00-21, we recognized revenues of approximately $0.9 million during 2003 that were included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

Contract Costs

Costs to deliver services are expensed as incurred, with the exception of set-up costs. We defer and subsequently amortize certain set-up costs related to activities that enable the provision of contracted services to customers. Deferred contract costs may include costs incurred during the set-up phase of a customer arrangement relating to data center migration, implementation of certain operational processes, employee transition, and relocation of key personnel. We amortize deferred contract costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract.

For a construction service in a single-deliverable arrangement, if the total costs expected to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would be recorded in the period in which the loss first becomes probable. For a construction service in a multiple- deliverable contract, if the total costs expected to complete the construction service exceed the amount of revenue that is allocated (based on the relative fair value allocation, as limited to the amount that is not contingent), then the difference between the total costs to complete and the allocated fair value would be deferred, up to the amount equal to the relative fair value, and amortized over the remaining term of the contract. A loss would only be recorded on a construction service in a multiple-deliverable contract if the total costs to complete the service exceeded the relative fair value of the service.

Deferred contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer contract. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal projected future discounted cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perot Systems Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Within these three categories of services, our contracts include non-construction-type service deliverables, including technology and back office outsourcing, and construction-type service deliverables, such as application development. Revenue for non-construction-type service deliverables is recognized as the services are rendered in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which provides that revenues should be recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented by an executed contract.

Accounting for Revenue in Single-Deliverable Arrangements

Revenue from fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction-type services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volume of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.

Revenue from time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

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

Accounting for Revenue in Multiple-Deliverable Arrangements Prior to the Adoption of EITF 00-21

Prior to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective January 1, 2003 (as discussed below), we accounted for revenue from arrangements containing both non-construction and construction services, on a combined basis. For such arrangements with both non-construction and construction services, we recognized revenue and profit on all services combined using the percentage-of-completion method in accordance with the provisions of SOP 81-1. As described above, under the percentage-of-completion method, the amount of revenue and profit was determined based on the direct costs incurred to date as compared to the estimate of total expected direct costs at completion.

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

Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting under the percentage-of-completion method using direct costs incurred to date as a measure of progress towards completion. The direct costs incurred in providing the services under these long-term fixed price contracts were greater in the early years of the contract as compared to the later years because of the additional construction and non-construction services being performed in those early years, including the implementation of new technologies and re-engineering of processes. However, the contract terms did not allow for us to bill separately for the majority of these additional services, including the construction services. As a result, we were recognizing revenue in advance of the billings. Upon the adoption of EITF 00-21, we determined that the construction and non-construction services would not satisfy the separation criteria of EITF 00-21, and therefore we were required to account for these services as a single unit of accounting and apply the most appropriate revenue recognition method to the entire arrangement, which was the straight-line method. Since the majority of the billings on the affected contracts approximated the straight-line method, we were required to reverse most of the unbilled revenue that we had recorded in advance of the customer billings.

This adjustment also includes approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method, as discussed above in “Exiting of a Customer Contract.”

Accounting for Revenue in Multiple-Deliverable Arrangements Subsequent to the Adoption of EITF 00-21

For those arrangements which contain both non-construction and construction services, we first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting.

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

In arrangements for both non-construction and construction services, we may bill the customer prior to performing the service, which would require us to record deferred revenue. In other arrangements, we may perform the service prior to billing the customer, which would require us to record an unbilled receivable.

In certain arrangements we may provide consideration to the customer at the beginning of a contract as an incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract.

As a result of our adoption of EITF 00-21, we recognized revenues of approximately $0.9 million during 2003 that were included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

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

Contract costs

Costs to deliver services are expensed as incurred, with the exception of set-up costs. We defer and subsequently amortize certain set-up costs related to activities that enable the provision of contracted services to customers. Deferred contract costs may include costs incurred during the set-up phase of a customer arrangement relating to data center migration, implementation of certain operational processes, employee transition, and relocation of key personnel. We amortize deferred contract costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Useful lives range from three years up to a maximum of the term of the related customer contract. Deferred contract costs of $11,223, net of accumulated amortization, are included on the consolidated balance sheets in other non-current assets as of December 31, 2003. Amortization expense related to deferred contract costs, which are recorded as direct costs of services in the consolidated statements of operations, was $847 for the year ended December 31, 2003. Before 2003, deferred contract costs and related amortization expense were not significant.

For a construction service in a single-deliverable arrangement, if the total costs expected to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would be recorded in the period in which the loss first becomes probable. For a construction service in a multiple-deliverable contract, if the total costs expected to complete the construction service exceed the amount of revenue that is allocated (based on the relative fair value allocation, as limited to the amount that is not contingent), then the difference between the total costs to complete and the allocated fair value would be deferred, up to the amount equal to the relative fair value, and amortized over the remaining term of the contract. A loss would only be recorded on a construction service in a multiple-deliverable contract if the total costs to complete the service exceeded the relative fair value of the service.

Deferred contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer contract. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal projected future discounted cash flows.

Goodwill and other intangibles

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from eighteen months to fifteen years.

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

We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries as we intend to either permanently reinvest the earnings outside the U.S. or remit such earnings in a tax-free manner. The cumulative amount of undistributed earnings (as calculated for income tax purposes) was approximately $146,691 at December 31, 2003, and $64,045 at December 31, 2002. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

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

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the years presented. Because our asset appraisals are not complete, we have not yet allocated any consideration to identifiable intangible assets. Therefore, the pro forma amounts do not include any amortization expense for identifiable intangible assets that were acquired.

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

Advisor Stock Option/Restricted Stock Incentive Plan

In 1992, we adopted the Advisor Stock Option/Restricted Stock Incentive Plan, which was amended in 1993, to enable non-employee directors and advisors and consultants under contract with us to acquire shares of our Class A Common Stock at a price not less than 100% of the fair value of our stock, as determined by the Board of Directors and based upon an independent third-party valuation. The options and shares are subject to a vesting schedule and to restrictions associated with their transfer. Under certain circumstances, we can repurchase the shares at cost plus interest at 8% from the date of issuance. During 2001 this plan was terminated; however, provisions of this plan will remain in effect for all outstanding stock and options previously granted under this plan.

1996 Non-Employee Director Stock Option/Restricted Stock Plan

In 1996, we adopted the 1996 Non-Employee Director Stock Option/Restricted Stock Plan. This plan provides for the issuance of up to 800 Class A common shares or options to Board members who are not our employees. Shares or options issued under the plan would generally be subject to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance.

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

However, we did not recognize a loss on the contract at that time because we expected that the contract would be profitable in the aggregate over its term. As part of our adoption of EITF 00-21 in the first quarter of 2003, we were required to separate the deliverables in the contract into multiple units of accounting and recognized a net estimated loss on the application development project totaling approximately $19,500 (approximately $12,090, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. The $19,500 loss on the application development project is composed of two adjustments:

•	the reversal of $8,900 of revenue and profit that was recognized prior to January 1, 2003, to adjust to the amount that would have been recorded if we had applied the percentage-of-completion method to this project separately; and

•	the recording of a future estimated loss of $10,600, which was calculated as the difference between the estimated amount that we expected to collect from the customer and the estimated costs to complete the application development project.

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

Purchase commitments

We have agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for two of the vendors, both of which expire in 2004 and total approximately $12,400 for 2004. With regard to the third vendor, under the terms and conditions of this agreement, we agreed to purchase or sell services having a gross value of $19,500 over a four-year commitment period. We entered into discussions with this vendor to restructure the terms of the commitment. Because both parties were unable to agree to change the terms, we have entered into arbitration, which we expect to be resolved in the first half of 2004. In 2003, we recorded expense of $5,550 associated with this unfulfilled minimum purchase commitment.

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

In 2003, we decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs and higher than expected job redeployment of associates. The remaining balances at December 31, 2003 and 2002, respectively, of $293 and $5,067 are included in accrued liabilities on the consolidated balance sheets.

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

21. Supplemental Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2003:
Revenue(1)	$336,361	$360,041	$371,330	$393,019
Direct cost of services(2)	272,087	307,252	301,447	312,729
Gross profit	64,274	52,789	69,883	80,290
Income before cumulative effect of changes in accounting principles(3)	14,877	4,946	15,710	16,337
Net income (loss)(3)(4)	(28,082)	4,946	15,710	9,932
Basic earnings per common share before cumulative effect of changes in accounting principles(5)	$0.14	$0.05	$0.14	$0.15
Diluted earnings per common share before cumulative effect of changes in accounting principles(5)	$0.13	$0.04	$0.14	$0.14
Weighted average common shares outstanding	109,046	109,808	110,755	112,640
Weighted average diluted common shares outstanding	113,962	114,694	115,205	117,546

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2002:
Revenue(6)	$325,779	$333,465	$342,497	$330,404
Direct cost of services(7)	251,778	249,976	262,657	256,478
Gross profit	74,001	83,489	79,840	73,926
Net income(8)	19,421	20,180	18,740	19,947
Basic earnings per common share(5)	$0.19	$0.19	$0.18	$0.18
Diluted earnings per common share(5)	$0.17	$0.17	$0.17	$0.17
Weighted average common shares outstanding	103,240	106,050	106,840	109,031
Weighted average diluted common shares outstanding	115,633	116,389	112,950	114,353

(1)	As discussed in Note 1, we adopted EITF 00-21 on January 1, 2003 for long-term fixed-price contracts that include multiple deliverables.

(2)	Direct cost of services for the second quarter of 2003 includes $17,676 of expense associated with exiting an under-performing contract.

(3)	In addition to the items discussed in (1) and (2) above, income before cumulative effect of changes in accounting principles and net income for 2003 includes the following items. All amounts noted below are prior to the effect of income taxes.

•	In the second quarter of 2003, we recorded expense of $3,313 associated with employee reductions.

•	In the second, third and fourth quarters of 2003, we recorded a reduction of expense of $5,415, $857, and $1,024, respectively, resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations.

•	In the third and fourth quarters of 2003, we recorded additional expense for discretionary associate year-end bonuses of $4,100 and $4,900, respectively.

•	In the fourth quarter of 2003, we recorded expense of $11,183 that primarily related to resolving the ownership structure of HPS.

(4)	As discussed in Note 1, during 2003 we adopted EITF 00-21 and FIN 46. Our adoption of EITF 00-21 resulted in an expense for the cumulative effect of a change in accounting principle of $69,288 ($42,959, net of the applicable income tax benefit). Our adoption of FIN 46 resulted in an expense for the cumulative effect of a change in accounting principle of $10,330 ($6,405, net of the applicable income tax benefit).

(5)	Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

(6)	Revenue for the second and third quarters of 2002 includes $7,289 and $7,267, respectively, of fees paid in connection with the termination of services provided through two joint ventures.

(7)	Direct cost of services for the second quarter of 2002 includes a $3,000 payment received from a customer in bankruptcy reorganization that was previously believed to be unrecoverable. Direct cost of services for the second and third quarters of 2002 includes $759 and $89, respectively, for the termination of services provided through two joint ventures.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information, other than with respect to our executive officers set forth below, required in this Item is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders held on May 12, 2004, which was filed with the Securities and Exchange Commission on March 30, 2004.

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

Item 11. Executive Compensation

All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders held on May 12, 2004, which was filed with the Securities and Exchange Commission on March 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders held on May 12, 2004, which was filed with the Securities and Exchange Commission on March 30, 2004.

Item 13. Certain Relationships and Related Transactions

All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders held on May 12, 2004, which was filed with the Securities and Exchange Commission on March 30, 2004.

Item 14. Principal Accountant Fees and Services

All information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders held on May 12, 2004, which was filed with the Securities and Exchange Commission on March 30, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. (1) and (2) Financial Statements and Financial Statement Schedule

The consolidated financial statements of Perot Systems Corporation and its subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

(3) Exhibits

Exhibit
Number	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.1	Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10, dated April 30, 1997.)

10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)

10.3	1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)

10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)

10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)

10.6	1999 Employee Stock Purchase Plan (Incorporated by

reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.7	Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.9	2001 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.47 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)

10.12	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)

10.13	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option — Brian Maloney) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)

10.14	Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)

10.15	Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)

10.16	Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)

10.17	Employment Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)

10.18	Nonstatutory Stock Option Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)

10.19	Amended and Restated Master Operating Agreement dated January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10, dated April 30, 1997.)

10.20	Amendment No. 1 to Amended and Restated Master Operating Agreement dated September 15, 2000, between UBS AG and the Company (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.21	Amended and Restated PSC Stock Option and Purchase Agreement dated April 24, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10, dated April 30, 1997.)

10.22	Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.23	Amendment No. 1 to Second Amended and Restated Agreement for EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

10.24	Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.)

10.25	Asset Purchase Agreement dated as of June 8, 2001 by and among the Company, PSARS, LLC, Advanced Receivables Strategy, Inc. (“ARS”), Advanced Receivables Strategy — Government Accounts Division, Inc. (“GAD”), Meridian Healthcare Staffing, LLC (“Meridian”), Cash-Net, LLC (“Cash-Net”) and the owners of ARS, GAD, Meridian and Cash-Net (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 10, 2001.)

10.26	Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc., Soza & Company, Ltd. and the stockholders of Soza (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 22, 2003.)

10.27	Master Lease Agreement And Mortgage and Deed of Trust dated as of June 22, 2000, between Perot Systems Business Trust No. 2000-1 and PSC Management Limited Partnership (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.)

10.28	Commercial Sublease dated September 18, 2002, by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)

10.29	Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)

10.30	Amended and Restated License Agreement dated as of August 1, 1992 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)

10.31	Amendment to Amended and Restated License Agreement effective nunc pro tunc as of May 18, 1988 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)

10.32	Credit Agreement dated as of January 20, 2004 by and among the Company, JPMorgan Chase Bank, KeyBank National Association, SunTrust Bank, Wells Fargo Bank, National Association, Southwest Bank of Texas, N.A., Southtrust Bank, and Comerica Bank. (Incorporated by reference to Exhibit 10.32 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)

10.33	Stock Purchase Agreement dated as of December 12, 2003 by and among the Company, Perot Systems Investments B.V., HCL Technologies Limited, HCL Holdings GmbH, Austria, HCL Technologies (Bermuda) Limited, HCL Perot Systems B.V., HCL Perot Systems (Mauritius) Private Limited and HCL Perot Systems Limited. (Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed January 5, 2004.)

10.34	Amendment to Employment Agreement of Brian Maloney dated March 10, 2004. (Incorporated by reference to Exhibit 10.34 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)

10.35	Master Agreement for Information Technology Services dated April 1, 2001 between Hillwood Enterprises, L.P. and the Company (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 27, 2004.)

10.36	Statement of Work #1 dated April 11, 2001 between Hillwood Enterprises, L.P. and the Company (Incorporated by reference to Exhibit 10.36 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 file May 27, 2004.)

21.1+	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14 Certification dated August 3, 2004, by Ross Perot, Jr., President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 3, 2004, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated August 3, 2004, by Ross Perot, Jr., President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 3, 2004, by Russell Freeman, Vice President and Chief Financial Officer.

99.1*	Schedule II — Valuation and Qualifying Accounts.

* Filed herewith.

** Furnished herewith.

+ Previously filed.

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

Dated: August 3, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROSS PEROT	Chairman	August 3, 2004
Ross Perot
/s/ ROSS PEROT, JR. Ross Perot, Jr.	President, Director and Chief Executive Officer (Principal Executive Officer)	August 3, 2004
/s/ RUSSELL FREEMAN Russell Freeman	Vice President and Chief Financial Officer (Principal Financial Officer	August 3, 2004
/s/ ROBERT J. KELLY Robert J. Kelly	Corporate Controller and Principal Accounting Officer	August 3, 2004
/s/ STEVE BLASNIK	Director	August 3, 2004
Steve Blasnik
/s/ JOHN S.T. GALLAGHER	Director	August 3, 2004
John S.T. Gallagher
/s/ CARL HAHN	Director	August 3, 2004
Carl Hahn
/s/ DESOTO JORDAN	Director	August 3, 2004
DeSoto Jordan
/s/ THOMAS MEURER	Director	August 3, 2004
Thomas Meurer
/s/ CECIL H. MOORE, JR.	Director	August 3, 2004
Cecil H. Moore, Jr.