Form 10-Q
period 2004-06-30
PEROT SYSTEMS CORP
filed 2004-08-03
CIK 894253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Number of shares of registrant’s common stock outstanding as of July 30, 2004: 111,695,391 shares of Class A Common Stock and 3,275,012 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q

For the Quarter Ended June 30, 2004

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$166,918	$123,770
Short-term investments	—	37,599
Accounts receivable, net	240,055	208,244
Prepaid expenses and other	73,185	52,370

Total current assets	480,158	421,983
Property, equipment and purchased software, net	138,343	142,836
Goodwill	358,026	347,576
Other non-current assets	121,270	98,202

Total assets	$1,097,797	$1,010,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,498	$—
Accounts payable	29,410	27,063
Accrued liabilities	90,346	98,021
Other current liabilities	100,619	81,959

Total current liabilities	295,873	207,043
Long-term debt	—	75,498
Other non-current liabilities	19,463	15,277

Total liabilities	315,336	297,818

Stockholders’ equity:
Common stock	1,149	1,123
Additional paid-in capital	445,867	421,847
Retained earnings	329,263	288,615
Other stockholders’ equity	(2,846)	(4,174)
Accumulated other comprehensive income	9,028	5,368

Total stockholders’ equity	782,461	712,779

Total liabilities and stockholders’ equity	$1,097,797	$1,010,597

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$433,794	$360,041	$853,598	$696,402
Direct cost of services	345,153	307,252	680,529	579,339

Gross profit	88,641	52,789	173,069	117,063
Selling, general and administrative expenses	54,565	46,994	108,014	90,406

Operating income	34,076	5,795	65,055	26,657
Interest income	352	593	736	1,298
Interest expense	(512)	(18)	(975)	(23)
Equity in earnings of unconsolidated affiliates	—	1,516	—	3,041
Other income (expense), net	712	224	(296)	1,524

Income before taxes	34,628	8,110	64,520	32,497
Provision for income taxes	12,723	3,164	23,872	12,674

Income before cumulative effect of a change in accounting principle	21,905	4,946	40,648	19,823
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(42,959)

Net income (loss)	$21,905	$4,946	$40,648	$(23,136)

Basic earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.19	$0.05	$0.36	$0.18
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.39)

Net income (loss)	$0.19	$0.05	$0.36	$(0.21)

Weighted average common shares outstanding	114,659	109,808	114,302	109,429

Diluted earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.18	$0.04	$0.34	$0.17
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.37)

Net income (loss)	$0.18	$0.04	$0.34	$(0.20)

Weighted average diluted common shares outstanding	119,610	114,694	119,553	114,368

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$40,648	$(23,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,937	16,842
Cumulative effect of a change in accounting principle	—	42,959
Impairment of assets	—	20,743
Change in deferred taxes	(7,615)	7,895
Equity in earnings of unconsolidated affiliates	—	(3,041)
Other non-cash items	(1,248)	(5,811)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(32,496)	(17,226)
Prepaid expenses	(11,376)	(14,175)
Long-term accrued revenue	752	(6,510)
Accounts payable and accrued liabilities	963	(12,853)
Accrued compensation	7,128	447
Income taxes	14,444	8,174
Other current and non-current assets	(23,767)	(2,909)
Other current and non-current liabilities	4,253	(3,107)

Net cash provided by operating activities	18,623	8,292

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(14,510)	(18,475)
Acquisitions of businesses, net of cash acquired of $0 and $2,222, respectively	(8,611)	(85,557)
Net proceeds from the sale of short-term investments	37,725	—
Other	(6)	(12)

Net cash provided by (used in) investing activities	14,598	(104,044)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,364	3,839
Other	(44)	(529)

Net cash provided by financing activities	10,320	3,310

Effect of exchange rate changes on cash and cash equivalents	(393)	3,884

Net increase (decrease) in cash and cash equivalents	43,148	(88,558)
Cash and cash equivalents at beginning of period	123,770	212,861

Cash and cash equivalents at end of period	$166,918	$124,303

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, in our Annual Report on Form 10-K/A filed with the SEC on August 3, 2004. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results for the year ending December 31, 2004.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$21,905	$4,946	$40,648	$(23,136)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	115	35	260	86
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,711)	(4,121)	(10,436)	(8,605)

Pro forma	$15,309	$860	$30,472	$(31,655)
Basic earnings (loss) per common share
As reported	$0.19	$0.05	$0.36	$(0.21)
Pro forma	$0.13	$0.01	$0.27	$(0.29)
Diluted earnings (loss) per common share
As reported	$0.18	$0.04	$0.34	$(0.20)
Pro forma	$0.14	$0.01	$0.26	$(0.28)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

We utilize the Black-Scholes option pricing model to calculate our pro forma stock-based compensation expense, and the assumptions used for each period are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average risk free interest rates	2.80%	2.04%	2.30%	2.22%
Weighted average life (in years)	3.3	2.9	3.6	3.7
Volatility	48%	55%	50%	55%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$5.09	$4.31	$5.29	$4.29

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

During the first quarter of 2004, we completed the appraisals of the acquired intangible assets. However, the allocation of TSI purchase consideration to the assets and liabilities acquired, including goodwill, as well as the allocation of goodwill to our reportable units, has not been completed primarily due to the pending completion of the valuation of certain tangible assets and certain liabilities. The estimated excess purchase price over net assets acquired of $66,277 was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Consulting segment and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following table summarizes the preliminary values assigned to the TSI assets acquired and liabilities assumed as of December 31, 2003, and the reversal of our historical investment balance.

Current assets	$84,282
Property, equipment and purchased software, net	21,716
Goodwill (estimated)	66,277
Identifiable intangible assets	7,650
Other non-current assets	2,069

181,994
Current liabilities	(37,818)
Other non-current liabilities	(3,166)
Reversal of our investment balance	(29,495)

Purchase consideration	$111,515

Soza & Company, Ltd.

On February 20, 2003, we acquired all of the outstanding shares of Soza & Company, Ltd., and the purchase agreement provided for additional payments to be made in the future if certain financial targets were achieved. In the first quarter of 2004, we determined that Soza had achieved certain financial targets for 2003. As a result of achieving these targets and in accordance with the purchase agreement, we made additional payments of $6,298 in cash and $8,580 in 641 shares of our Class A Common Stock that resulted in us recording $14,878 of additional goodwill to the Government Services segment. This goodwill is not deductible for tax purposes. In addition, during the first quarter of 2004 we increased the values of certain tax assets that we had purchased in the Soza acquisition and reduced the amount of purchase price allocated to goodwill by $3,508.

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

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, by reporting segment are as follows:

		Government
	IT Solutions	Services	Consulting	Total
Balance as of December 31, 2003	$122,817	$81,029	$143,730	$347,576
Additional goodwill for ADI acquisition	—	4,619	—	4,619
Additional goodwill for Soza acquisition	—	11,370	—	11,370
TSI purchase price allocation adjustment	—	—	(6,082)	(6,082)
Other	538	5	—	543

Balance as of June 30, 2004	$123,355	$97,023	$137,648	$358,026

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The adjustment to the TSI purchase price allocation of $6,082 relates primarily to the recording of identifiable intangible assets upon completion of the related intangible asset appraisals.

Identifiable intangible assets as of June 30, 2004, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service marks	$5,761	$(3,240)	$2,521
Customer based assets	22,599	(7,176)	15,423
Other intangible assets	4,855	(2,002)	2,853

Balance at June 30, 2004	$33,215	$(12,418)	$20,797

Total amortization expense for identifiable intangible assets was $2,494 and $5,013 for the three and six months ended June 30, 2004, and $876 and $1,583 for the three and six months ended June 30, 2003. Amortization expense is estimated at $9,942, $5,190, $3,995, $3,170, $2,233 and $486 for the years ended December 31, 2004 through 2009, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, was as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net income (loss)	$21,905	$4,946	$40,648	$(23,136)
Foreign currency translation adjustments	(1,676)	1,711	3,410	2,559
Other	(373)	624	250	670

Total comprehensive income (loss)	$19,856	$7,281	$44,308	$(19,907)

NOTE 5. STOCKHOLDERS’ EQUITY

The components of “Other stockholders’ equity” were as follows:

	June 30, 2004	December 31, 2003
Deferred compensation	$(3,059)	$(3,814)
Other	213	(360)

Total other stockholders’ equity	$(2,846)	$(4,174)

At June 30, 2004, there were 111,579 shares of our Class A Common Stock outstanding and 3,275 shares of our Class B Common Stock outstanding. At December 31, 2003, there were 109,262 shares of our Class A Common Stock outstanding and 3,042 shares of our Class B Common Stock outstanding. The increase in the number of Class A Common Stock outstanding and the increase in additional paid-in capital are due to the exercise of stock options, the issuance of shares as additional purchase price consideration for certain acquisitions, and the issuance of shares to participants in the Employee Stock Purchase Plan.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6. INCOME TAXES

Our effective tax rate for the second quarter of 2004 was 36.7% and our effective tax rate for the six months ended June 30, 2004, was 37.0%. Our effective tax rate for income before cumulative effect of a change in accounting principle for the second quarter of 2003 and for the six months ended June 30, 2003, was 39.0%. The tax rate for the first six months of 2004 was lower than the rate in 2003 due primarily to foreign operations, including TSI. TSI has tax holidays in certain Asian jurisdictions, which exempt specific types of income from taxation.

NOTE 7. SEGMENT DATA

We offer our services under three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services and Consulting. IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense, Department of Homeland Security, and other governmental agencies. The Consulting segment provides our customers high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, as well as the elimination of approximately $6,447 and $11,967 of intersegment revenue for the three and six months ended June 30, 2004, respectively, related to the provision of services by TSI (in the Consulting segment) to the other segments (for 2004 only).

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

The following is a summary of certain financial information by reportable segment:

	IT	Government
	Solutions	Services	Consulting	Other	Total
For the three months ended June 30, 2004:
Revenue	$323,593	$68,409	$48,239	$(6,447)	$433,794
Income before taxes	23,037	3,388	7,574	629	34,628
For the three months ended June 30, 2003:
Revenue	$290,095	$58,357	$11,527	$62	$360,041
Income (loss) before taxes	(781)	4,340	(56)	4,607	8,110
For the six months ended June 30, 2004:
Revenue	$638,518	$133,171	$93,876	$(11,967)	$853,598
Income before taxes	45,399	7,204	11,446	471	64,520
For the six months ended June 30, 2003:
Revenue	$579,770	$93,386	$23,117	$129	$696,402
Income (loss) before taxes	18,784	7,066	(123)	6,770	32,497

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Prior to the first quarter of 2004, our Global Software Services group was included in our Consulting segment. During the first quarter of 2004, we restructured this group which is now included in the IT Solutions segment. All prior period amounts have been adjusted to reflect this change.

During the second quarter of 2003, we recorded $17,676 of expense in direct cost of services associated with exiting an under-performing contract, which is included in the IT Solutions segment. In addition, we revised our estimates to complete our previous years’ streamlining efforts, resulting in a reduction in selling, general and administrative expenses of $5,415, which is included in the “Other” category.

NOTE 8. EARNINGS PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle.

	For the three months ended June 30,
	2004	2003
Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$21,905	$4,946

Weighted average common shares outstanding	114,659	109,808

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.19	$0.05

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$21,905	$4,946

Weighted average common shares outstanding	114,659	109,808
Incremental shares assuming dilution	4,951	4,886

Weighted average diluted common shares outstanding	119,610	114,694
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.18	$0.04

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the six months ended June 30,
	2004	2003
Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$40,648	$19,823

Weighted average common shares outstanding	114,302	109,429

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.36	$0.18

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$40,648	$19,823

Weighted average common shares outstanding	114,302	109,429
Incremental shares assuming dilution	5,251	4,939

Weighted average diluted common shares outstanding	119,553	114,368
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.34	$0.17

For the three and six months ended June 30, 2004, options to purchase 13,637 and 13,589 shares, respectively, of our common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were higher than our average stock price for these periods. For the three and six months ended June 30, 2003, options to purchase 21,039 and 22,748 shares, respectively, of our common stock were excluded for the same reason as discussed above.

NOTE 9. CURRENT PORTION OF LONG-TERM DEBT

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidated Financial Statements,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the long-term debt between the variable interest entity and the financial institutions (the lenders) of $75,498 as our long-term debt. The agreement matures in June 2005 with one optional two year extension. We are currently pursuing plans to restructure the agreement and consequently do not expect to exercise our option to extend the agreement. As a result, we have reclassified the amount outstanding of $75,498 from long-term debt to the current portion of long-term debt as of June 30, 2004.

NOTE 10. CREDIT FACILITY

On January 20, 2004, we entered into a revolving credit facility with a syndicate of banks that allows us to borrow up to $100,000. Borrowings under the credit facility will be either through revolving loans or letters of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures on January 19, 2007, and requires certain financial covenants, including a debt/EBITDA ratio, a minimum interest coverage ratio, a minimum capitalization ratio and a minimum current ratio, each as defined in the credit facility agreement. As of June 30, 2004, there have been no borrowings under this credit facility.

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

We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The proposed settlement would also require court approval, which cannot be assured. The underwriters are opposing approval of the proposed settlement and have requested that, in the alternative, they receive a corresponding reduction in any judgment amounts that they may be ordered to pay if they are found liable in the actions.

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty the eventual loss or range of loss related to such matters. We are contesting liability and/or the amount of damages, in each pending matter and believe, based on current knowledge and after consultation with counsel, that the outcome of these matters will not have a material adverse effect on our consolidated financial condition, although the outcome could be material to our operating results for a particular future period, depending on, among other things, the level of our income for such period.

We have purchased, and expect to continue to purchase, insurance coverage that we believe is consistent with coverage maintained by others in the industry. This coverage is expected to limit our financial exposure to claims covered by these policies in many cases.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Purchase Commitment

We have an agreement with a telecommunication service provider to purchase services from, or sell services on behalf of, this provider having a gross value of $19,500 over a four-year commitment period. We entered into arbitration with this vendor in 2003 and had recorded a liability for our estimate of the unfulfilled minimum purchase commitment of $5,550 at December 31, 2003. The arbitration concluded in the first quarter of 2004, and based on the outcome, we recorded an additional liability of $3,273 through a charge to direct cost of services. The total liability recorded through the first quarter of 2004 of $8,823 relates to the unfulfilled minimum purchase commitment for the first three years of the commitment period, which ended on March 31, 2004. We currently expect to fulfill the minimum purchase commitment for the final year of the commitment period that ends on March 31, 2005.

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

We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts entered in the normal course of business under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred material costs individually or in the aggregate to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no significant liabilities recorded for these agreements as of June 30, 2004.

We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of June 30, 2004, we have no significant liabilities recorded for warranty claims.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

Overview of Our Financial Results for the Second Quarter of 2004

Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial and growth position.

We evaluate our consolidated performance on the basis of numerous performance indicators. The four key performance indicators we use are revenue growth, earnings growth, free cash flow for the period, and the value of contracts signed during the last twelve months. We compare these key performance indicators to both annual target amounts established by management and to our performance for prior periods. We establish the targets for these key performance indicators primarily on an annual basis, but we may revise them during the year. We assess our performance using these key indicators on a quarterly and annual basis.

Below is a summary of our financial results for the second quarter of 2004 as compared to the second quarter of 2003:

	Three Months Ended June 30
	(In millions, except per share data)
	2004	2003	% Change
Revenue	$433.8	$360.0	20.5%
Direct cost of services	345.2	307.2	12.4%

Gross profit	88.6	52.8	67.8%
Selling, general and administrative expenses	54.5	47.0	16.0%

Operating income	34.1	5.8	487.9%
Interest income, net	(0.2)	0.6	(133.3%)
Other income (expense), net	0.7	1.7	(58.8%)

Income before taxes	34.6	8.1	327.2%
Provision for income taxes	12.7	3.2	296.9%

Net income	$21.9	$4.9	346.9%

Diluted earnings per common share	$0.18	$0.04	350.0%
Weighted average diluted shares outstanding	119.6	114.7	4.3%

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Revenue Growth

Revenue growth is a measure of the growth we generate through new sales of services, retention of existing contracts, and discretionary services from existing customers. For the second quarter of 2004, revenue grew by 20.5% as compared to the second quarter of 2003. As discussed in more detail below, this revenue growth came primarily from the following:

•	Revenue from TSI, which we acquired in December 2003, as discussed below in “Acquisition of Perot Systems TSI B.V.”;

•	Revenue from new contracts signed during the twelve-month period following the second quarter of 2003;

•	An increase in revenue from an outsourcing contract signed during the first quarter of 2003 for which our services did not commence until June 2003; and

•	An increase in discretionary technology investments by our customers. We believe that economic conditions are improving, which is resulting in an increased level of technology investment by our customers.

Earnings Growth

We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. For the second quarter of 2004, diluted earnings per share increased to $0.18 from $0.04 per share for the second quarter of 2003. As discussed in more detail below, this increase came primarily from:

•	Expenses in the second quarter of 2003 associated with exiting a customer contract, as discussed below in “Exiting of a Customer Contract”;

•	Income from TSI, which we acquired in December 2003;

•	An improvement in the profitability for certain fixed- and unit-priced outsourcing contracts that are less profitable at the outset of the contract, but are more profitable as we deliver planned efficiencies; and

•	Partially offsetting these increases in earnings were decreases to earnings from three major customer contracts and an increase in expense in 2004 for year-end bonuses to associates.

Free Cash Flow

We calculate free cash flow as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. Free cash flow for the first six months of 2004 was $4.1 million as compared to $(10.2) million for the first six months of 2003:

	Six Months Ended June 30
	2004	2003
Net cash provided by operating activities	$18.6	$8.3
Purchases of property, equipment and software	(14.5)	(18.5)

Free cash flow	$4.1	$(10.2)

TCV of Contracts Signed

The amount of “Total Contract Value” (commonly referred to as TCV) that we sell during a certain twelve-month period is a measure of our success in capturing new business in the various outsourcing and consulting markets in which we provide services. We measure TCV as our estimate of the total expected revenue from new contracts with new customers and the total expected revenue from the new scope of services sold to existing customers, in each case where the contract is expected to generate revenue in excess of a defined amount during its contract term and the contract term exceeds a defined length of time. If a new contract

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

does not meet the defined amount of revenue or length of term, it is not included in our TCV calculation.

Various factors may impact the timing of when a contract is signed, including the complexity of the contract, competitive pressures, and customer demands. As a result, we use a twelve-month period to measure our success in this area because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending June 30, 2004, the amount of TCV signed was $770.9 million.

We continue to see prospective customers desiring fixed and per-unit pricing mechanisms for the billing of our outsourcing services. While these pricing mechanisms typically impact the initial profit margins on new contracts, they do not necessarily affect the overall expected profitability of new contracts.

Additional Measurements

Our three major lines of business are IT Solutions, Government Services, and Consulting. Each of these three major lines of business has distinct economic factors, business trends, and risks that could affect our results of operations. As a result, in addition to the four metrics discussed above that we use to measure our consolidated financial performance, we also closely monitor these key performance indicators for each of these lines of business and for certain industry groups and operating units within these lines of business.

Our Outsourcing Agreement with UBS

UBS is our largest customer. The outsourcing agreement with UBS that covers the substantial majority of our business with UBS expires on January 1, 2007. This agreement entitles us to recover our costs plus a fixed fee, with a bonus or penalty that can cause this annual fee to vary up and down by as much as 13%, depending on our level of performance as determined by UBS. We also provide additional project services to UBS. As a result, the revenue and gross profit that we derive from our UBS relationship depends on our performance and on the level of services we provide to UBS. The annual amount of gross profit that we have earned from UBS has ranged from $44.2 million to $50.2 million during the three years ended December 31, 2003. The expiration of the outsourcing agreement is expected to result in the loss of a substantial majority of the revenues and profits from UBS.

We have identified several operating efficiencies that we believe could reduce the negative impact on our operating income that is expected from the expiration of our UBS outsourcing agreement. These operating efficiencies include efficiencies from existing fixed- and unit-priced contracts and reductions in existing selling, general and administrative expenses.

Acquisition of Perot Systems TSI B.V.

As discussed in Note 2 to the condensed consolidated financial statements, “Acquisitions,” on December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V. Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. As a result, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003, and we consolidated the assets and liabilities of TSI as of December 31, 2003.

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables

We adopted EITF 00-21 effective January 1, 2003 for both existing and prospective customer contracts, which resulted in an expense in the first quarter of 2003 for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.38 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction-type services, as each such contract had been accounted

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

for as a single unit of accounting using the percentage-of-completion method. This adjustment also includes approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction-type service included in a contract with multiple deliverables that we expected to be profitable in the aggregate over its term and that was previously accounted for as a single unit of accounting using the percentage-of-completion method, as discussed below under “Exiting of a Customer Contract.”

As a result of our adoption of EITF 00-21, we recognized revenues of approximately $0.8 million during each of the first two quarters of 2004 that were included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

Exiting of a Customer Contract

In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer that included various non-construction services and a construction service, which was an application development project. In 2002, we began to expect that the actual cost to complete the application development project would exceed the cost estimate included in the contract with the customer. The contract provided for us to collect most of the excess of the actual cost over the cost estimate in the contract, but we expected the project to generate a loss because we did not expect to collect all of the excess of the actual cost over the cost estimate in the contract. However, we did not recognize a loss on the contract at that time. Prior to the adoption of EITF 00-21 we recorded revenue and profit on our fixed-price contracts which included both construction and non-construction services using the percentage-of-completion method of accounting. Therefore, because we expected that the contract would be profitable in the aggregate over its term, we did not recognize a loss on this contract in 2002.

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

Comparison of the Three Months Ended June 30, 2004 and 2003

Revenue

Revenue for the second quarter of 2004 increased by $73.8 million, or 20.5%, to $433.8 million from revenue of $360.0 million for the second quarter of 2003 due to increases in revenue from the IT Solutions, Government Services and Consulting segments.

Revenue from the IT Solutions segment increased by $33.5 million, or 11.5%, to $323.6 million for the second quarter of 2004 from revenue of $290.1 million in the second quarter of 2003. This net increase was primarily attributable to:

•	$17.2 million increase from contracts signed during the twelve-month period following the second quarter of 2003. This revenue comes primarily from new contracts signed in the healthcare, manufacturing, and construction and engineering industries, and the services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers. During the past year, we have experienced increased demand for our services in the healthcare, manufacturing, and construction and engineering markets. Overall, the healthcare industry is in a state of change as health systems transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. These changes require increased system investment, which creates demand for our services. Because of the increased complexity associated with system changes and combined with a desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. Within the manufacturing and construction and engineering markets, we have also experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve their operations.

•	$10.5 million increase associated with an outsourcing contract signed during the first quarter of 2003 with a customer in the healthcare industry for which we did not recognize a full quarter of revenue during the second quarter of 2003 because of the timing of the contract signing and subsequent contract start date. This contract was subject to regulatory approval before work could commence. We received that approval late during the second quarter of 2003.

•	$17.0 million net increase from existing accounts, short-term offerings, and project work. We typically provide services that are above our base level of services for our long-term customers. These services are typically discretionary in nature, and the amount of these services that we provide to our customers can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The majority of this increase is related to contracts in the healthcare industry. As discussed above, the healthcare industry is in a state of change, which has created increased demand for discretionary investment that has resulted in additional project work. The level of discretionary investment in the other commercial markets we serve has not been as strong, primarily because of the economic state of those industries.

•	Partially offsetting these increases was a $11.2 million decrease in revenue associated with three major customer contract changes. As discussed above in “Exiting of a Customer Contract,” we exited an under-performing contract during the second quarter of 2003, resulting in a $7.1 million decrease in revenue for the second quarter of 2004 as compared to the prior year period. Additionally, we completed two major contract renewals that resulted in a revenue reduction of $4.1 million for the second quarter of 2004 as compared to the second quarter of 2003, primarily relating to reductions in price. Although pricing reductions were made on these two major contracts, the circumstances for these reductions differ for the two contract renewals. For one of these renewals, we were realizing

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

higher than normal profit margins primarily because our contract pricing included the recovery of a significant investment that was made at the beginning of the contract. When the customer was acquired by another company, we signed a new long-term services agreement with a reduced scope of services, less up-front investment, and a corresponding reduction in price. For the second renewal, the customer agreed to enter into a long-term arrangement for services that we were performing on a short-term basis. Because of the long-term commitment, we have less risk on the contract, and we therefore reduced the price.

Revenue from the Government Services segment increased $10.0 million, or 17.1%, to $68.4 million for the second quarter of 2004 from $58.4 million for the second quarter of 2003. This increase is primarily attributable to new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government. For the contracts underlying this revenue increase, we are providing program management, administrative, professional and engineering services related to both a recently awarded program by the Department of Homeland Security and from existing programs where specific initiatives of the government required additional resources for the second quarter of 2004 as compared to the same period in the prior year. Our business with the federal government may fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Revenue from the Consulting segment increased 263.5% to $41.8 million for the second quarter of 2004, net of the elimination of intersegment revenue of $6.4 million, from $11.5 million for the second quarter of 2003. This increase is primarily attributable to the acquisition of TSI, which contributed $28.8 million of revenue, net of the elimination of intersegment revenue of $6.4 million, for the second quarter of 2004. The remaining increase is attributable to increased revenue from technology and business consulting services, primarily attributable to an increased level of services related to the implementation of prepackaged software applications. These services are typically viewed as discretionary services by our customers with the level of business activity depending on many factors including economic conditions and specific customer needs.

Revenue from UBS, our largest customer, was $64.9 million for the second quarter of 2004, or 15.0% of revenue. This revenue is reported within the IT Solutions and Consulting lines of business and is summarized in the following table:

	Three Months Ended June 30
	2004	2003	Change
UBS revenue in IT Solutions	$57.5	$59.9	(4.0%)
UBS revenue in Consulting	7.4	—	n/m

Total revenue from UBS	$64.9	$59.9	8.3%

The increase in revenue from UBS for the Consulting line of business is due to the acquisition of TSI as discussed above.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for the second quarter of 2004 was 20.4% of total revenue, which is higher than the gross margin for the second quarter of 2003 of 14.7% of total revenue. This year-to-year increase in gross margin is primarily due to the following:

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct costs of services associated with the exiting of this contract.

•	The acquisitions of TSI and Vision Healthsource increased gross margin by 1.8 percentage points. TSI and Vision were acquired during the twelve-month period following the second quarter of 2003 and typically realize higher gross margins than what we normally realize on traditional IT outsourcing contracts because of the nature of the services they provide, which are offshore business process outsourcing and application management services.

This year-to-year increase is also due to a slight increase in overall profitability for commercial customer contracts, particularly our fixed-price contracts for which the profitability tends to improve with the maturity of the contract as we develop operating efficiencies. Partially offsetting these increases were the three major customer contract changes discussed above, which reduced our gross margin by 0.9 percentage points, and an increase in expense of $6.6 million for year-end bonuses for the majority of the associates in our IT Solutions segment and associates in our corporate SG&A areas. We have several separate bonus plans for various associate groups within our Government Services and Consulting segments, and the impact on gross margin from the bonus expense recorded under these other plans did not differ significantly in the second quarter of 2004 as compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2004 increased 16.0% to $54.5 million from $47.0 million for the second quarter of 2003. This increase is primarily attributable to the acquisition of TSI and additional costs associated with corporate compliance and business insurance, partially offset by reduced SG&A expenses primarily resulting from cost reductions made in 2003. During the second quarter of 2003, we recorded $3.3 million of expense in SG&A related to severance and other costs to eliminate approximately 150 positions in various business functions and geographic areas. In addition, we recorded a reduction of expense of $5.4 million resulting from revising our estimate of liabilities associated with actions in previous years to streamline our operations, which included a favorable resolution of an employment dispute. SG&A for the second quarter of 2004 was 12.6% of revenue, which is slightly lower than SG&A for the second quarter of 2003 of 13.1% of revenue primarily due to cost reductions made in 2003.

Other Statement of Operations Items

Interest expense for the second quarter of 2004 increased by $0.5 million as compared to the second quarter of 2003. This increase is primarily related to the debt we recorded on our consolidated balance sheet as of December 31, 2003, upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

During the second quarter of 2003, we recorded $1.5 million of income from our previous 50% equity in the earnings of TSI, which we consolidated on December 31, 2003, following the acquisition of HCL Technologies’ shares in TSI, as discussed above.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our effective tax rate for the second quarter of 2004 was 36.7%. Our effective tax rate for income before cumulative effect of a change in accounting principle for the second quarter of 2003 was 39.0%. The tax rate for the second quarter of 2004 was lower than the rate in 2003 due primarily to foreign operations, including TSI. TSI has tax holidays in certain Asian jurisdictions, which exempt specific types of income from taxation.

Comparison of the Six Months Ended June 30, 2004 and 2003

Revenue

Revenue for the six months ended June 30, 2004, increased by $157.2 million, or 22.6%, to $853.6 million from revenue of $696.4 million for the six months ended June 30, 2003, due to increases in revenue from the IT Solutions, Government Services and Consulting segments.

Revenue from the IT Solutions segment increased by $58.7 million, or 10.1%, to $638.5 million for the first six months of 2004 from revenue of $579.8 million in the first six months of 2003. This net increase was primarily attributable to:

•	$33.3 million increase from contracts signed during the twelve-month period following the second quarter of 2003. This revenue comes primarily from new contracts signed in the healthcare, manufacturing, and construction and engineering industries, and the services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers. During the past year, we have experienced increased demand for our services in the healthcare, manufacturing, and construction and engineering markets. Overall, the healthcare industry is in a state of change as health systems transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. These changes require increased system investment, which creates demand for our services. Because of the increased complexity associated with system changes and combined with a desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. Within the manufacturing and construction and engineering markets, we have also experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve their operations.

•	$25.3 million increase associated with an outsourcing contract signed during the first quarter of 2003 with a customer in the healthcare industry for which we did not recognize a full quarter of revenue during the second quarter of 2003 because of the timing of the contract signing and subsequent contract start date. This contract was subject to regulatory approval before work could commence. We received that approval late during the second quarter of 2003.

•	$25.7 million net increase from existing accounts, short-term offerings, and project work. We typically provide services that are above our base level of services for our long-term customers. These services are typically discretionary in nature, and the amount of these services that we provide to our customers can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The majority of this increase is related to contracts in the healthcare industry. As discussed above, the healthcare industry is in a state of change, which has created increased demand for discretionary investment that has resulted in additional project work. The level of discretionary investment in the other commercial markets we serve has not been as strong, primarily because of the economic state of those industries.

•	Partially offsetting these increases was a $25.6 million decrease in revenue associated with three major customer contract changes. As discussed above in “Exiting of a Customer Contract,” we exited an under-performing contract during the second quarter of 2003, resulting in a $15.8 million decrease in revenue for the first six months of 2004 as compared to the prior year period. Additionally, we completed two major contract renewals that resulted in a revenue reduction of $9.8 million for the first

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

six months of 2004 as compared to the first six months of 2003, primarily relating to reductions in price. Although pricing reductions were made on these two major contracts, the circumstances for these reductions differ for the two contract renewals. For one of these renewals, we were realizing higher than normal profit margins primarily because our contract pricing included the recovery of a significant investment that was made at the beginning of the contract. When the customer was acquired by another company, we signed a new long-term services agreement with a reduced scope of services, less up-front investment, and a corresponding reduction in price. For the second renewal, the customer agreed to enter into a long-term arrangement for services that we were performing on a short-term basis. Because of the long-term commitment, we have less risk on the contract, and we therefore reduced the price.

Revenue from the Government Services segment increased $39.8 million, or 42.6%, to $133.2 million for the first six months of 2004 from $93.4 million for the first six months of 2003. This increase is primarily attributable to the acquisition of Soza & Company, Ltd. in February 2003 as we recognized approximately $21.8 million of additional revenue in the first quarter of 2004 resulting from a full quarter of revenue in our financial statements. The remaining year-to-year increase of $18.0 million is primarily attributable to new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government. For the contracts underlying this revenue increase, we are providing program management, administrative, professional and engineering services related to both a recently awarded program by the Department of Homeland Security and from existing programs where specific initiatives of the government required additional resources for the first six months of 2004 as compared to the same period in the prior year. Our business with the federal government may fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Revenue from the Consulting segment increased 254.5% to $81.9 million for the first six months of 2004, net of the elimination of intersegment revenue of $12.0 million, from $23.1 million for the first six months of 2003. This increase is primarily attributable to the acquisition of TSI, which contributed $56.4 million of revenue, net of the elimination of intersegment revenue of $12.0 million, for the first six months of 2004. The remaining increase is attributable to increased revenue from technology and business consulting services, primarily attributable to an increased level of services related to the implementation of prepackaged software applications. These services are typically viewed as discretionary services by our customers with the level of business activity depending on many factors including economic conditions and specific customer needs.

Revenue from UBS, our largest customer, was $131.4 million for the first six months of 2004, or 15.4% of revenue. This revenue is reported within the IT Solutions and Consulting lines of business and is summarized in the following table:

	Six Months Ended June 30
	2004	2003	Change
UBS revenue in IT Solutions	$115.9	$118.8	(2.4%)
UBS revenue in Consulting	15.5	—	n/m

Total revenue from UBS	$131.4	$118.8	10.6%

The increase in revenue from UBS for the Consulting line of business is due to the acquisition of TSI as discussed above.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for the six months ended June 30, 2004, was 20.3% of total revenue, which is higher than the gross margin for the six months ended June 30, 2003, of 16.8% of total revenue. This year-to-year increase in gross margin is primarily due to the following:

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct costs of services associated with the exiting of this contract.

•	The acquisitions of TSI and Vision Healthsource increased gross margin by 1.8 percentage points. TSI and Vision were acquired during the twelve-month period following the second quarter of 2003 and typically realize higher gross margins than what we normally realize on traditional IT outsourcing contracts because of the nature of the services they provide, which are offshore business process outsourcing and application management services.

This year-to-year increase is also due to a slight increase in overall profitability for commercial customer contracts, particularly our fixed price contracts for which the profitability tends to improve with the maturity of the contract as we develop operating efficiencies. Partially offsetting these increases were the three major customer contract changes discussed above, which reduced our gross margin by 1.0 percentage points, and an increase in expense of $9.0 million for year-end bonuses for the majority of the associates in our IT Solutions segment and associates in our corporate SG&A areas. We have several separate bonus plans for various associate groups within our Government Services and Consulting segments, and the impact on gross margin from the bonus expense recorded under these other plans did not differ significantly in the second quarter of 2004 as compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2004, increased 19.5% to $108.0 million from $90.4 million for the six months ended June 30, 2003. This increase is primarily attributable to the acquisitions of TSI and Soza and additional costs associated with corporate compliance and business insurance, partially offset by reduced SG&A expenses primarily resulting from cost reductions made in 2003. During the first six months of 2003, we recorded $3.3 million of expense in SG&A related to severance and other costs to eliminate approximately 150 positions in various business functions and geographic areas. In addition, we recorded a reduction of expense of $5.4 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute. SG&A for the first six months of 2004 was 12.7% of revenue, which is slightly lower than SG&A for the first six months of 2003 of 13.0% of revenue primarily due to cost reductions made in 2003.

Other Statement of Operations Items

Interest expense for the six months ended June 30, 2004 increased by $1.0 million as compared to the six months ended June 30, 2003. This increase is primarily related to the debt we recorded on our consolidated balance sheet as of December 31, 2003, upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

During the six months ended June 30, 2003, we recorded $3.0 million of income from our previous 50% equity in the earnings of TSI, which we consolidated on December 31, 2003, following the acquisition of HCL Technologies’ shares in TSI, as discussed above.

Other income (expense), net, for the six months ended June 30, 2004 decreased to an expense of $0.3 million from income of $1.5 million for the six months ended June 30, 2003. This decrease is primarily due to the recognition of foreign exchange losses during the first six months of 2004 and the receipt of a $1.2

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

million non-investment interest payment in the first six months of 2003, partially offset by the gains recorded from the sale of short-term investments held by TSI.

Our effective tax rate for the six months ended June 30, 2004 was 37.0%. Our effective tax rate for income before cumulative effect of a change in accounting principle for the six months ended June 30, 2003 was 39.0%. The tax rate for the first six months of 2004 was lower than the rate for the first six months of 2003 due primarily to foreign operations, including TSI. TSI has tax holidays in certain Asian jurisdictions, which exempt specific types of income from taxation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under a revolving credit facility. During the six months ended June 30, 2004, cash and cash equivalents increased 34.8% to $166.9 million from $123.8 million at December 31, 2003.

Net cash provided by operating activities was $18.6 million for the six months ended June 30, 2004, as compared to net cash provided by operating activities of $8.3 million for the six months ended June 30, 2003. Income before cumulative effect of a change in accounting principle, net of tax, increased for the first six months of 2004 to $40.6 million as compared to $19.8 million for the first six months of 2003. The following items also impacted our cash flow from operations in 2004 as compared to 2003:

•	Because we typically collect our accounts receivable within 50 to 60 days, our accounts receivable balance at the end of each quarterly period can change based on the amount of revenue for that quarter and the timing of collections from our customers, which can vary from period to period. The increase in accounts receivable in the first six months of 2004 of $32.5 million is greater than the increase in the first six months of 2003 of $17.2 million. This increase is primarily due to a $73.8 million increase in revenue for the second quarter of 2004 as compared to the second quarter of 2003, which is significantly higher than the $26.5 million revenue increase in the second quarter of 2003 as compared to the same period in 2002.

•	Year-end bonuses paid in 2004 primarily to associates in the IT Solutions segment and in our corporate SG&A operating areas increased as compared to 2003 by approximately $11.1 million. The amount of year-end bonuses that we record for each period is based on several factors, including our financial performance for the period and management’s discretion.

•	Net cash paid for income taxes for the first six months of 2004 increased by $20.0 million as compared to the prior year period, with net payments of $16.3 million in 2004 compared to net refunds of $3.7 million in 2003.

•	During the first six months of 2004 we increased our spending on deferred contract costs by approximately $15.2 million as compared to the first six months of 2003, which are included in other non-current assets on the condensed consolidated balance sheets.

Net cash provided from investing activities increased to $14.6 million for the six months ended June 30, 2004, as compared to net cash used of $104.0 million for the same period in 2003. This increase was due primarily to a $77.0 million decrease in the amount of net cash paid for acquisitions of businesses.

•	During the six months ended June 30, 2003, we paid $85.6 million (net of cash received) for acquisitions, including $72.8 million (net of cash received) for the acquisition of Soza and an additional $10.0 million for the acquisition of ARS.

•	During the six months ended June 30, 2004, we paid $8.6 million for acquisitions, including $6.3 million and $2.3 million as additional consideration related to the acquisitions of Soza and ADI, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Additionally, we recorded $37.7 million of net proceeds from the sale of short-term investments relating to the conversion of TSI’s short-term investments to cash and cash equivalents during the six months ended June 30, 2004.

For the six months ended June 30, 2004, net cash provided by financing activities increased to $10.3 million compared to $3.3 million for the six months ended June 30, 2003. This increase is due primarily to an increase in the amount of cash received upon the exercise of options to purchase Class A Common Stock and from the purchases of stock through the Employee Stock Purchase Plan during the first six months of 2004 as compared to the period in 2003.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2004, foreign exchange rate fluctuations negatively impacted our non-domestic cash balances by $0.4 million as the Euro and the Indian rupee weakened and the British pound strengthened against the U.S. dollar. Our foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

Current Portion of Long-Term Debt

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidated Financial Statements,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the long-term debt between the variable interest entity and the financial institutions (the lenders) of $75.5 million as our long-term debt. The agreement matures in June 2005 with one optional two year extension. We are currently pursuing plans to restructure the agreement and consequently do not expect to exercise our option to extend the agreement. As a result, we have reclassified the amount outstanding of $75.5 million from long-term debt to the current portion of long-term debt as of June 30, 2004.

Purchase Commitment

We have an agreement with a telecommunication service provider to purchase services from, or sell services on behalf of, this provider having a gross value of $19.5 million over a four-year commitment period. We entered into arbitration with this vendor in 2003 and had recorded a liability for our estimate of the unfulfilled minimum purchase commitment of $5.6 million at December 31, 2003. The arbitration concluded in the first quarter of 2004, and based on the outcome, we recorded an additional liability of $3.2 million through a charge to direct cost of services. The total liability recorded through the first quarter of 2004 of $8.8 million relates to the unfulfilled minimum purchase commitment for the first three years of the commitment period, which ended on March 31, 2004. We currently expect to fulfill the minimum purchase commitment for the final year of the commitment period that ends on March 31, 2005.

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

•	Our outsourcing agreement with UBS, the largest of our UBS agreements, ends in January 2007, which we expect to result in the loss of a substantial majority of revenue and profits from our UBS relationship.

•	Revenue and profit from our contract with UBS may substantially vary between periods because it depends on the amount and quality of the services we provide.

•	We may bear the risk of cost overruns under custom software development contracts, and, as a result, cost overruns could adversely affect our profitability.

•	Our five largest customers account for a substantial portion of our revenue and profits and loss of any of these customers could result in decreased revenues and profits.

•	If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits per share could be diminished and our financial results could be adversely affected.

•	Our software development products may cost more than we initially project, encounter delays, or fail to perform well in the market, which could decrease our profits.

•	Our financial results are materially affected by a number of factors, including broad economic conditions, the amount and type of technology spending that our customers undertake, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Important to our future financial and growth position is our ability to identify and effectively respond to these factors.

•	The success of the implementation of planned operating efficiencies and cost cutting initiatives, and the timing and amount of any resulting benefits.

•	If we are unable to successfully integrate acquired entities, our profits may be less and our operations more costly or less efficient.

•	Our contracts generally contain provisions that could allow customers to terminate the contracts and sometimes contain provisions that enable the customer to require changes in pricing, decreasing our revenue and profits and potentially damaging our business reputation.

•	Some contracts contain fixed-price provisions or penalties that could result in decreased profits.

•	Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations.

•	Our international operations expose our assets to increased risks and could result in business loss or in more expensive or less efficient operations.

•	We have a significant business presence in India, and risks associated with doing business there could decrease our revenue and profits.

•	Governments could enact legislation that restricts the provision of services from offshore locations.

•	Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits.

•	If customers reduce spending that is currently above contractual minimums, our revenues and profits could diminish.

•	If we fail to compete successfully in the highly competitive markets in which we operate, our business, financial condition, and results of operations will be materially and adversely affected.

•	Increasingly complex regulatory environments may increase our costs.

•	Our quarterly operating results may vary.

•	Loss of key personnel could adversely affect our ability to attract and retain business.

•	Changes in technology could adversely affect our competitiveness, revenue, and profit.

•	Ross Perot has substantial control over any major corporate action.

•	We could lose rights to our company name, which may adversely affect our ability to market our services.

•	Failure to recruit, train, and retain technically skilled personnel could increase costs or limit growth.

•	Alleged or actual infringement of intellectual property rights could result in substantial additional costs.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Provisions of our certificate of incorporation, bylaws, stockholders’ rights plan and Delaware law could deter takeover attempts.

Please refer to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments, or otherwise.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with foreign currencies as of December 31, 2003, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K/A for the fiscal year then ended. For the six months ended June 30, 2004, there has been no material change in related market risk factors.

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
For the Quarter Ended June 30, 2004

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

We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The proposed settlement would also require court approval, which cannot be assured. The underwriters are opposing approval of the proposed settlement and have requested that, in the alternative, they receive a corresponding reduction in any judgment amounts that they may be ordered to pay if they are found liable in the actions.

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
For the Quarter Ended June 30, 2004

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

In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty the eventual loss or range of loss related to such matters. We are contesting liability and/or the amount of damages, in each pending matter and believe, based on current knowledge and after consultation with counsel, that the outcome of these matters will not have a material adverse effect on our consolidated financial condition, although the outcome could be material to our operating results for a particular future period, depending on, among other things, the level of our income for such period.

We have purchased, and expect to continue to purchase, insurance coverage that we believe is consistent with coverage maintained by others in the industry. This coverage is expected to limit our financial exposure to claims covered by these policies in many cases.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Perot Systems held its annual meeting of shareholders on May 12, 2004. The purpose of the meeting was to elect eight nominees to serve as directors of Perot Systems. The number of shares voted with respect to each nominee was as follows:

Nominee	For	Withheld
Ross Perot	88,327,402	13,771,871
Ross Perot, Jr.	90,448,437	11,650,836
Steve Blasnik	89,180,111	12,919,162
John S.T. Gallagher	99,753,446	2,345,827
Carl Hahn	99,691,785	2,407,487
DeSoto Jordan	85,073,618	17,025,655
Thomas Meurer	99,834,907	2,264,366
Cecil H. (C. H.) Moore, Jr.	99,597,710	2,499,562

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors of Perot Systems.

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

On May 4, 2004, we furnished a Current Report on Form 8-K to report a press release. The matter was reported under Item 12 of Form 8-K.

* Filed herewith.
** Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: August 3, 2004	By /s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer