Form 10-Q
period 2004-09-30
PEROT SYSTEMS CORP
filed 2004-11-02
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

     or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-22495

PEROT SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	75-2230700
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of registrant’s common stock outstanding as of October 29, 2004: 112,969,128 shares of Class A Common Stock and 3,275,012 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$230,199	$123,770
Short-term investments	—	37,599
Accounts receivable, net	234,873	208,244
Prepaid expenses and other	68,131	52,370

Total current assets	533,203	421,983
Property, equipment and purchased software, net	141,577	142,836
Goodwill	359,336	347,576
Other non-current assets	130,499	98,202

Total assets	$1,164,615	$1,010,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,498	$—
Accounts payable	37,970	27,063
Accrued liabilities	82,801	98,021
Other current liabilities	119,128	81,959

Total current liabilities	315,397	207,043
Long-term debt	—	75,498
Other non-current liabilities	26,382	15,277

Total liabilities	341,779	297,818

Stockholders’ equity:
Common stock	1,158	1,123
Additional paid-in capital	462,814	421,847
Retained earnings	355,864	288,615
Other stockholders’ equity	(4,813)	(4,174)
Accumulated other comprehensive income	7,813	5,368

Total stockholders’ equity	822,836	712,779

Total liabilities and stockholders’ equity	$1,164,615	$1,010,597

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$454,290	$371,330	$1,307,888	$1,067,732
Direct cost of services	356,256	301,447	1,036,785	880,786

Gross profit	98,034	69,883	271,103	186,946
Selling, general and administrative expenses	62,058	46,916	170,072	137,322

Operating income	35,976	22,967	101,031	49,624
Interest income	625	567	1,361	1,865
Interest expense	(537)	(51)	(1,512)	(74)
Equity in earnings of unconsolidated affiliates	—	1,681	—	4,722
Other income (expense), net	651	589	355	2,113

Income before taxes	36,715	25,753	101,235	58,250
Provision for income taxes	10,114	10,043	33,986	22,717

Income before cumulative effect of a change in accounting principle	26,601	15,710	67,249	35,533
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(42,959)

Net income (loss)	$26,601	$15,710	$67,249	$(7,426)

Basic earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.23	$0.14	$0.59	$0.32
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.39)

Net income (loss)	$0.23	$0.14	$0.59	$(0.07)
Weighted average common shares outstanding	115,241	110,755	114,617	109,876
Diluted earnings (loss) per common share:
Income before cumulative effect of a change in accounting principle	$0.22	$0.14	$0.56	$0.31
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.37)

Net income (loss)	$0.22	$0.14	$0.56	$(0.06)

Weighted average diluted common shares outstanding	119,855	115,205	119,666	114,662

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$67,249	$(7,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,445	26,351
Cumulative effect of a change in accounting principle	—	42,959
Impairment of assets relating to exiting a contract	—	20,743
Change in deferred taxes	(7,478)	4,226
Equity in earnings of unconsolidated affiliates	—	(4,722)
Other non-cash items	1,819	(6,328)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(27,066)	7,194
Prepaid expenses	(5,430)	(8,394)
Long-term accrued revenue	1,883	(6,085)
Accounts payable and accrued liabilities	(3,626)	(7,642)
Accrued compensation	14,128	6,192
Income taxes	23,785	20,338
Other current and non-current assets	(37,971)	(12,130)
Other current and non-current liabilities	15,264	2,039

Net cash provided by operating activities	84,002	77,315

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(22,260)	(22,818)
Acquisitions of businesses, net of cash acquired of $0 and $2,930, respectively	(8,850)	(88,695)
Net proceeds from the sale of short-term investments	37,725	—
Other	(19)	805

Net cash provided by (used in) investing activities	6,596	(110,708)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,299	7,165
Other	345	(717)

Net cash provided by financing activities	15,644	6,448

Effect of exchange rate changes on cash and cash equivalents	187	6,979

Net increase (decrease) in cash and cash equivalents	106,429	(19,966)
Cash and cash equivalents at beginning of period	123,770	212,861

Cash and cash equivalents at end of period	$230,199	$192,895

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Therefore, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, in our Annual Report on Form 10-K/A filed with the SEC on August 3, 2004. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results for the year ending December 31, 2004.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$26,601	$15,710	$67,249	$(7,426)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	683	33	943	119
Less: Stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,433)	(4,246)	(16,869)	(12,851)

Pro forma	$20,851	$11,497	$51,323	$(20,158)
Basic earnings (loss) per common share
As reported	$0.23	$0.14	$0.59	$(0.07)
Pro forma	$0.18	$0.10	$0.45	$(0.18)
Diluted earnings (loss) per common share
As reported	$0.22	$0.14	$0.56	$(0.06)
Pro forma	$0.18	$0.10	$0.45	$(0.18)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

We utilize the Black-Scholes option pricing model to calculate our pro forma stock-based compensation expense, and the assumptions used for each period are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average risk free interest rates	2.80%	2.32%	2.51%	2.24%
Weighted average life (in years)	3.2	3.5	3.5	3.6
Volatility	43%	54%	47%	55%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$4.66	$4.59	$5.04	$4.36

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

The consideration paid for the equity interests in TSI held by HCL Technologies and certain minority interest holders was $98,834 in cash (including acquisition costs and net of $12,667 of cash acquired) and $4,931 relating to the fair value of stock options to purchase shares of our Class A Common Stock that were granted to TSI associates in exchange for TSI stock options. In the third quarter of 2004, we granted stock options to purchase approximately 500 shares of our common stock at exercise prices below fair value in exchange for the outstanding stock options of TSI, which resulted in an increase in goodwill of $4,931.

During 2004 we completed the appraisals of the acquired tangible and intangible assets, which resulted in an increase to the value allocated to land of $3,984, the recording of acquired intangibles of $7,650 and a reduction to goodwill of $11,634. However, the allocation of TSI purchase consideration has not been completed primarily due to the pending purchase of equity held by minority shareholders of TSI, which represents approximately 1% of the outstanding shares of TSI. We expect to complete the purchase price allocation in the fourth quarter of 2004. The estimated excess purchase price over net assets acquired of

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

$67,018 was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Consulting segment and is not deductible for tax purposes.

The following table summarizes the values assigned to the TSI assets acquired and liabilities assumed as of December 31, 2003, as adjusted during 2004, primarily for the changes discussed above.

Current assets	$84,282
Property, equipment and purchased software, net	25,699
Goodwill (estimated)	67,018
Identifiable intangible assets	7,650
Other non-current assets	2,069

186,718
Current liabilities	(37,625)
Other non-current liabilities	(3,166)
Reversal of our investment balance	(29,495)

Purchase consideration	$116,432

Soza & Company, Ltd.

On February 20, 2003, we acquired all of the outstanding shares of Soza & Company, Ltd., and the purchase agreement provided for additional payments to be made in the future if certain financial targets were achieved. In the first quarter of 2004, we determined that Soza had achieved certain financial targets for 2003. As a result of achieving these targets and in accordance with the purchase agreement, we made additional payments of $6,318 in cash and $8,580 in 641 shares of our Class A Common Stock that resulted in us recording $14,898 of additional goodwill to the Government Services segment. This goodwill is not deductible for tax purposes. In addition, during the first quarter of 2004 we increased the values of certain tax assets that we had purchased in the Soza acquisition and reduced the amount of purchase price allocated to goodwill by $3,508.

ADI Technology Corporation

On July 1, 2002, we acquired all of the outstanding shares of ADI Technology Corporation, and the purchase agreement provided for additional payments to be made in the future if certain financial targets were achieved. In the first quarter of 2004, we determined that ADI had achieved certain financial targets for 2003. As a result of achieving these targets and in accordance with the purchase agreement, we made additional payments of $2,532 in cash and $2,325 in 175 shares of our Class A Common Stock that resulted in us recording $4,857 as additional goodwill. This goodwill was assigned to the Government Services segment and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by reporting segment are as follows:

		Government
	IT Solutions	Services	Consulting	Total
Balance as of December 31, 2003	$122,817	$81,029	$143,730	$347,576
Additional goodwill for ADI acquisition	—	4,857	—	4,857
Additional goodwill for Soza acquisition	—	11,390	—	11,390
TSI purchase price allocation adjustment	—	—	(5,341)	(5,341)
Other	854		—	854

Balance as of September 30, 2004	$123,671	$97,276	$138,389	$359,336

The adjustment to the TSI purchase price allocation of $5,341 relates primarily to the recording of identifiable intangible assets upon completion of the related intangible asset appraisals.

Identifiable intangible assets as of September 30, 2004, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service marks	$5,761	$(3,414)	$2,347
Customer based assets	22,599	(9,154)	13,445
Other intangible assets	4,855	(2,358)	2,497

Balance at September 30, 2004	$33,215	$(14,926)	$18,289

Total amortization expense for identifiable intangible assets was $2,508 and $7,521 for the three and nine months ended September 30, 2004, and $1,213 and $2,796 for the three and nine months ended September 30, 2003. Amortization expense is estimated at $9,942, $5,190, $3,995, $3,170, $2,233 and $486 for the years ended December 31, 2004 through 2009, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income (loss)	$26,601	$15,710	$67,249	$(7,426)
Foreign currency translation adjustments	(1,323)	736	2,088	3,295
Other	107	(680)	357	(10)

Total comprehensive income (loss)	$25,385	$15,766	$69,694	$(4,141)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 5. STOCKHOLDERS’ EQUITY

The components of “Other stockholders’ equity” were as follows:

	September 30, 2004	December 31, 2003
Deferred compensation	$(4,170)	$(3,814)
Other	(643)	(360)

Total other stockholders’ equity	$(4,813)	$(4,174)

At September 30, 2004, there were 112,546 shares of our Class A Common Stock outstanding and 3,275 shares of our Class B Common Stock outstanding. At December 31, 2003, there were 109,262 shares of our Class A Common Stock outstanding and 3,042 shares of our Class B Common Stock outstanding. The increase in the number of Class A Common Stock outstanding is due primarily to the exercise of stock options and the issuance of shares to participants in the Employee Stock Purchase Plan, which increased additional paid-in capital by $23,052, including the related tax benefit. Additional paid-in capital also increased by $17,757 due to issuances of shares and options to purchase shares of our Class A Common Stock related to certain acquisitions.

NOTE 6. INCOME TAXES

Our effective tax rate for the third quarter of 2004 was 27.5% and our effective tax rate for the nine months ended September 30, 2004 was 33.6%. Our effective tax rate for the third quarter of 2003 was 39.0% and our effective tax rate for income before cumulative effect of a change in accounting principle for the nine months ended September 30, 2003 was 39.0%. The tax rate for the three and nine months ended September 30, 2004 was lower than the rate for the three and nine months ended September 30, 2003 due to the impact of our foreign operations, including TSI, which has tax holidays in certain Asian jurisdictions exempting specific types of income from taxation, and a reduction in income tax expense of $3,167 relating to the resolution of various outstanding tax issues from prior years.

NOTE 7. SEGMENT DATA

We offer our services under three primary lines of business, which are also reportable segments. These lines of business are IT Solutions, Government Services and Consulting. IT Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting and technology-based business process solutions for the Department of Defense, Department of Homeland Security, and other governmental agencies. The Consulting segment provides our customers high-value and repeatable services related to business and technical expertise and the design and implementation of business and software solutions, primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, as well as the elimination of approximately $8,280 and $20,247 of intersegment revenue and cost of revenue for the three and nine months ended September 30, 2004, respectively, related to the provision of services by TSI (in the Consulting segment) to the other segments (for 2004 only).

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following is a summary of certain financial information by reportable segment:

	IT	Government
	Solutions	Services	Consulting	Other	Total
For the three months ended September 30, 2004:
Revenue	$340,902	$67,829	$53,839	$(8,280)	$454,290
Income before taxes	26,177	3,637	6,055	846	36,715
For the three months ended September 30, 2003:
Revenue	$305,590	$54,185	$11,545	$10	$371,330
Income before taxes	16,843	2,610	423	5,877	25,753
For the nine months ended September 30, 2004:
Revenue	$979,420	$201,000	$147,715	$(20,247)	$1,307,888
Income before taxes	71,576	10,841	17,501	1,317	101,235
For the nine months ended September 30, 2003:
Revenue	$885,360	$147,571	$34,662	$139	$1,067,732
Income before taxes	35,627	9,676	300	12,647	58,250

Prior to the first quarter of 2004, our Technical Resource Connection delivery unit was included in our Consulting segment. During the first quarter of 2004, we restructured this group which is now included in the IT Solutions segment. All prior period amounts have been adjusted to reflect this change.

During the first nine months of 2003, we recorded $17,676 of expense in direct cost of services associated with exiting an under-performing contract, which is included in the IT Solutions segment. In addition, we revised our estimates to complete our previous years’ streamlining efforts, resulting in a reduction in selling, general and administrative expenses of $6,272, which is included in the “Other” category.

NOTE 8. EARNINGS PER SHARE

The following chart is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income before the cumulative effect of a change in accounting principle.

	For the three months ended September 30,
	2004	2003
Basic Earnings per Common Share
Net Income	$26,601	$15,710

Weighted average common shares outstanding	115,241	110,755

Basic earnings per common share	$0.23	$0.14

Diluted Earnings per Common Share
Net Income	$26,601	$15,710

Weighted average common shares outstanding	115,241	110,755
Incremental shares assuming dilution	4,614	4,450

Weighted average diluted common shares outstanding	119,855	115,205
Diluted earnings per common share	$0.22	$0.14

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the nine months ended September 30,
	2004	2003
Basic Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$67,249	$35,533

Weighted average common shares outstanding	114,617	109,876

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.59	$0.32

Diluted Earnings per Common Share
Income before cumulative effect of a change in accounting principle	$67,249	$35,533

Weighted average common shares outstanding	114,617	109,876
Incremental shares assuming dilution	5,049	4,786

Weighted average diluted common shares outstanding	119,666	114,662
Diluted earnings per common share before cumulative effect of a change in accounting principle	$0.56	$0.31

For the three and nine months ended September 30, 2004, options to purchase 13,450 and 13,405 shares, respectively, of our common stock were excluded from the calculation of diluted earnings per common share because the impact was antidilutive given that the exercise prices for these options were higher than our average stock price for these periods. For the three and nine months ended September 30, 2003, options to purchase 21,508 and 21,546 shares, respectively, of our common stock were excluded for the same reason as discussed above.

NOTE 9. CURRENT PORTION OF LONG-TERM DEBT

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidated Financial Statements,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the long-term debt between the variable interest entity and the financial institutions (the lenders) of $75,498 as our long-term debt. The agreement matures in June 2005 with one optional two year extension. We are currently pursuing plans to refinance the obligation and consequently do not expect to exercise our option to extend the agreement. As a result, the amount outstanding of $75,498 is included in the current portion of long-term debt on our condensed consolidated balance sheets.

NOTE 10. CREDIT FACILITY

On January 20, 2004, we entered into a revolving credit facility with a syndicate of banks that allows us to borrow up to $100,000. Borrowings under the credit facility will be either through revolving loans or letters of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures on January 19, 2007, and requires certain financial covenants, including a debt/EBITDA ratio, a minimum interest coverage ratio, a minimum capitalization ratio and a minimum current ratio, each as defined in the credit facility agreement. As of September 30, 2004, there have been no borrowings under this credit facility.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 11. OUTSOURCING AGREEMENT WITH UBS

UBS AG is our largest customer. During 2003, our UBS relationship generated $242,027, or 16.6%, of our revenue. Our outsourcing agreement with UBS will end January 1, 2007. This agreement entitles us to recover our costs plus a fixed fee, with a bonus or penalty that can cause this annual fee to vary up and down by as much as 13%, depending on our level of performance as determined by UBS, which is the variable component of our annual fee. We also provide additional project services to UBS. As a result, the revenue and gross profit that we derive from our UBS relationship depends on our performance and on the level of services we provide to UBS. The amount of gross profit that we have earned from UBS has ranged from approximately $44,200 to $50,200 per year during the past three calendar years.

On September 16, 2004, we entered into the EPI Transition Agreement with UBS, which includes the following significant provisions:

•	Specifies the timing of and terms for the transition of management responsibility and employees to UBS in connection with the end of our outsourcing contract.

•	Eliminates the exclusivity arrangement in the outsourcing agreement and establishes minimum revenue requirements.

•	Modifies the variable component of the annual fee by eliminating the potential bonus and reducing the potential penalty from 13% to 3.5% for 2004 and removes the variable component of the annual fee for 2005 and 2006.

We will continue to be compensated for the services we provide under the outsourcing agreement using a cost plus fixed fee arrangement. In addition, we entered into a new framework master services agreement under which we can provide future services to UBS as part of their preferred vendor program.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The proposed settlement would also require court approval, which cannot be assured. The underwriters are opposing approval of the proposed settlement and have requested that, if the settlement is approved, they receive a corresponding reduction in any judgment amounts that they may be ordered to pay if they are found liable in the actions.

Litigation Relating to the California Energy Market

In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The case is currently pending in the Superior Court for the County of Sacramento. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have appealed.

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. The plaintiffs in this case filed a consolidated amended complaint in July 2003. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs. In October 2003, we moved to dismiss the amended complaint with prejudice. In October 2004, the court dismissed the suit without prejudice. The plaintiffs have the right to amend their complaint.

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

We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts entered in the normal course of business under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. In some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred material costs individually or in the aggregate to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no significant liabilities recorded for these agreements as of September 30, 2004.

We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to offset a portion of our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of September 30, 2004, we have no significant liabilities recorded for warranty claims.

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

Overview of Our Financial Results for the Third Quarter of 2004

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

Below is a summary of our financial results for the third quarter of 2004 as compared to the third quarter of 2003:

	Three Months Ended September 30
	(In millions, except per share data)
	2004	2003	% Change
Revenue	$454.3	$371.3	22.4%
Direct cost of services	356.3	301.4	18.2%

Gross profit	98.0	69.9	40.2%
Selling, general and administrative expenses	62.0	46.9	32.2%

Operating income	36.0	23.0	56.5%
Interest income, net	0.1	0.5	(80.0%)
Other income (expense), net	0.6	2.3	(73.9%)

Income before taxes	36.7	25.8	42.2%
Provision for income taxes	10.1	10.1	0.0%

Net income	$26.6	$15.7	69.4%

Diluted earnings per common share	$0.22	$0.14	57.1%
Weighted average diluted shares outstanding	119.9	115.2	4.1%

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Revenue Growth

Revenue growth is a measure of the growth we generate through new sales of services, retention of existing contracts, and discretionary services from existing customers. For the third quarter of 2004, revenue grew by 22.4% as compared to the third quarter of 2003. As discussed in more detail below, this revenue growth came primarily from the following:

▪	Revenue from TSI, which we acquired in December 2003, as discussed below in “Acquisition of Perot Systems TSI B.V.”

▪	An increase in discretionary technology investments by our customers, which we believe is due to an improvement in economic conditions.

▪	Revenue from new contracts signed during the twelve-month period following the third quarter of 2003.

Earnings Growth

We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. For the third quarter of 2004, diluted earnings per share increased 57.1% to $0.22 per share from $0.14 per share for the third quarter of 2003. As discussed in more detail below, this increase came primarily from:

▪	Income from TSI, which we acquired in December 2003.

▪	An improvement in the profitability for certain fixed- and unit-priced outsourcing contracts. Typically, we realize less profit at the beginning of these contractual relationships. However, as these contracts and customer relationships mature, we are usually able to improve profitability by implementing process and technology improvements and by providing additional services to the customer, which are typically discretionary in nature and tend to be more profitable than the base outsourcing services.

▪	Partially offsetting these increases in earnings were decreases to earnings from three major customer contracts and an increase in expense in 2004 for year-end bonuses to associates.

We continue to see prospective customers desiring fixed and per-unit pricing mechanisms for the billing of our outsourcing services. While these pricing mechanisms typically impact the initial profit margins on new contracts, they do not necessarily affect the overall expected profitability of new contracts.

Free Cash Flow

We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended September 30, 2004 was $81.8 million as compared to $68.0 million for the twelve months ended September 30, 2003. Free cash flow can be reconciled to “Net cash provided by operating activities” as follows:

	Twelve Months Ended September 30
	2004	2003
Net cash provided by operating activities	$109.6	$102.2
Purchases of property, equipment and software	(27.8)	(34.2)

Free cash flow	$81.8	$68.0

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TCV of Contracts Signed

The amount of “Total Contract Value” (commonly referred to as TCV) that we sell during a certain twelve-month period is a measure of our success in capturing new business in the various outsourcing and consulting markets in which we provide services. We measure TCV as our estimate of the total expected revenue from new contracts with new customers where the contract is expected to generate revenue in excess of a defined amount during its contract term and the contract term exceeds a defined length of time. If a new contract does not meet the defined amount of revenue or length of term, it is not included in our TCV calculation.

Various factors may impact the timing of when a contract is signed, including the complexity of the contract, competitive pressures, and customer demands. As a result, we use a twelve-month period to measure our success in this area because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending September 30, 2004, the amount of TCV signed was $1.2 billion, which is the same as the twelve-month period ending September 30, 2003.

Additional Measurements

Our three major lines of business are IT Solutions, Government Services, and Consulting. Each of these three major lines of business has distinct economic factors, business trends, and risks that could affect our results of operations. As a result, in addition to the four metrics discussed above that we use to measure our consolidated financial performance, we use similar metrics for each of these lines of business and for certain industry groups and operating units within these lines of business.

Our Outsourcing Agreement with UBS

UBS AG is our largest customer. During 2003, our UBS relationship generated $242.0 million, or 16.6%, of our revenue. Our outsourcing agreement with UBS will end January 1, 2007. This agreement entitles us to recover our costs plus a fixed fee, with a bonus or penalty that can cause this annual fee to vary up and down by as much as 13%, depending on our level of performance as determined by UBS, which is the variable component of our annual fee. We also provide additional project services to UBS. As a result, the revenue and gross profit that we derive from our UBS relationship depends on our performance and on the level of services we provide to UBS. The amount of gross profit that we have earned from UBS has ranged from $44.2 million to $50.2 million per year during the past three calendar years.

On September 16, 2004, we entered into the EPI Transition Agreement with UBS, which includes the following significant provisions:

▪	Specifies the timing of and terms for the transition of management responsibility and employees to UBS in connection with the end of our outsourcing contract.

▪	Eliminates the exclusivity arrangement in the outsourcing agreement and establishes minimum revenue requirements.

▪	Modifies the variable component of the annual fee by eliminating the potential bonus and reducing the potential penalty from 13% to 3.5% for 2004 and removes the variable component of the annual fee for 2005 and 2006.

We will continue to be compensated for the services we provide under the outsourcing agreement using a cost plus fixed fee arrangement. In addition, we entered into a new framework master services agreement under which we can provide future services to UBS as part of their preferred vendor program.

The Transition Agreement, including the amendments to the outsourcing contract, does not materially change our expectation of revenue and gross profit that we will earn from UBS during the remaining term of

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the outsourcing contract. As previously announced, we continue to expect that we will lose a substantial majority of our revenue and profit from UBS when our outsourcing contract with UBS ends on January 1, 2007. The impact of the expiration of the outsourcing agreement on our profits will be based in part on our ability to reduce our costs. We expect that the expiration of the outsourcing agreement likely will have a disproportionately large effect on our profitability compared to the effect on our revenues. We expect the services we provide to UBS post 2006 will include offshore services, which are provided outside the scope of the outsourcing contract and currently represent approximately $30.0 million of annual revenue outside the outsourcing contract.

We have identified several operating efficiencies that we believe could reduce the negative impact on our operating income that we expect from the expiration of the UBS outsourcing agreement. We expect to realize between $50.0 million and $60.0 million of operating efficiencies by the end of 2007, including efficiencies we expect on existing fixed- and unit- priced contracts of $30.0 million by the end of 2007, reducing existing selling, general and administrative expenses by $10.0 million by the end of 2006 with approximately $5.0 million of this reduction coming from existing amortization expense during 2005, and between $10.0 million and $20.0 million of other expense reductions to be realized before the conclusion of 2007.

We believe our ability to increase revenues will depend primarily on the success of our units focused on selling services to Healthcare, Federal Government and Offshore Services markets. These three areas currently comprise 76.9% of our third quarter of 2004 revenue, excluding UBS outsourcing revenue. For the third quarter of 2004, revenue from the Healthcare and Government markets grew by 18.2% and 25.2% year-to-year, respectively. Pro forma year-to-year revenue growth for TSI, our offshore application development and management unit, was 46.8% for the third quarter of 2004. Pro forma growth looks at the underlying growth of TSI, which we acquired and consolidated beginning on December 31, 2003. While we may not continue to grow these areas at these rates, we believe that we will continue to experience strong growth in these areas. In addition to this growth, we plan to continue adding to our capabilities through acquisitions. In expanding our business, we plan to add future SG&A at approximately 5.0% of new revenue long-term, excluding the effect of acquisitions.

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

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables

We adopted EITF 00-21 effective January 1, 2003, for both existing and prospective customer contracts, which resulted in an expense in the first quarter of 2003 for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction-type services, as each such contract had been accounted for as a single unit of accounting using the percentage-of-completion method. This adjustment also includes approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, to recognize an estimated loss on a construction-type service included in a contract with multiple deliverables that we expected to be profitable in the aggregate over its term and that was previously accounted for as a single unit of accounting using the percentage-of-completion method, as discussed below under “Exiting of a Customer Contract.”

As a result of our adoption of EITF 00-21, we recognized revenues of approximately $0.8 million during each of the first three quarters of 2004 that were included in the cumulative effect of a change in accounting

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

principle, which we recorded in the first quarter of 2003.

Exiting of a Customer Contract

In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer that included various non-construction services and a construction service, which was an application development project. In 2002, we began to expect that the actual cost to complete the application development project would exceed the cost estimate included in the contract with the customer. The contract provided for us to collect most of the excess of the actual cost over the cost estimate in the contract, but we expected the project to generate a loss because we did not expect to collect all of the excess of the actual cost over the cost estimate in the contract. However, we did not recognize a loss on the contract at that time. Prior to the adoption of EITF 00-21, we recorded revenue and profit on our fixed-price contracts that included both construction and non-construction services using the percentage-of-completion method of accounting. Therefore, because we expected that the contract would be profitable in the aggregate over its term, we did not recognize a loss on this contract in 2002.

As part of our adoption of EITF 00-21 in the first quarter of 2003, we were required to separate the deliverables in the contract into multiple units of accounting. As a result, we recognized a net estimated loss on the application development project totaling approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.11 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. The $19.5 million loss on the application development project is composed of two adjustments:

▪	The reversal of $8.9 million of revenue and profit that was recognized prior to January 1, 2003, to adjust to the amount that would have been recorded if we had applied the percentage-of-completion method to this project separately.

▪	The recording of a future estimated loss of $10.6 million as of January 1, 2003, which was calculated as the difference between the estimated amount that we expected to collect from the customer and the estimated costs to complete the application development project.

In the second quarter of 2003, we were unable to reach agreement with the customer on the timing and form of payment for the excess of the actual cost over the cost estimate in the contract. As a result, we exited this contract and recorded an additional $17.7 million of expense in direct cost of services in the second quarter of 2003, which consists of the following:

▪	The impairment of assets related to this contract totaling $20.7 million, including the impairment of $14.7 million of long-term accrued revenue.

▪	The accrual of estimated costs to exit this contract of $3.8 million.

▪	Partially offsetting the above expenses was the reversal of $6.8 million in accrued liabilities that had been recognized for future losses that we expected to incur to complete the application development project.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and 2003

Revenue

Revenue for the third quarter of 2004 increased by $83.0 million, or 22.4%, to $454.3 million from revenue of $371.3 million for the third quarter of 2003 due to increases in revenue from the IT Solutions, Government Services and Consulting segments.

Revenue from the IT Solutions segment increased by $35.3 million, or 11.6%, to $340.9 million for the third quarter of 2004 from revenue of $305.6 million in the third quarter of 2003. This net increase was primarily attributable to:

▪	$30.0 million net increase from existing accounts, short-term offerings, and project work. This net increase results from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The majority of this increase is related to contracts in the healthcare industry; however, we have also experienced increases in both the manufacturing market and the construction and engineering market. Overall, the healthcare industry is in a state of change. Health systems are transforming their clinical and administrative back-office operations, payer organizations are developing new consumer-based health models, and the rate of medical cost inflation continues to increase. These changes require increased system investment, which creates demand for our services. Because of the increased complexity associated with system changes and combined with a desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. Within the manufacturing market and the construction and engineering market, we have also experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve the efficiency of their operations.

▪	$14.2 million increase from contracts signed during the twelve-month period following the third quarter of 2003. This revenue comes primarily from new contracts signed in the healthcare, manufacturing, and construction and engineering markets, and the services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

▪	Partially offsetting these increases was an $8.9 million decrease in revenue associated with three major customer contract changes. As discussed above in “Exiting of a Customer Contract,” we exited an under-performing contract during the second quarter of 2003, resulting in a $5.5 million decrease in revenue for the third quarter of 2004 as compared to the prior year period. Additionally, we completed two major contract renewals that resulted in a revenue reduction of $3.4 million for the third quarter of 2004 as compared to the third quarter of 2003, primarily relating to reductions in price. Although pricing reductions were made on these two major contracts, the circumstances for these reductions differ for the two contract renewals. For one of these renewals, we were realizing higher than normal profit margins primarily because our contract pricing included the recovery of a significant investment that was made at the beginning of the contract. When the customer was acquired by another company, we signed a new long-term services agreement with a reduced scope of services, less up-front investment, and a corresponding reduction in price. For the second renewal, the customer agreed to enter into a long-term arrangement for services that we were performing on a short-term basis. Because of the long-term commitment, we have less risk on the contract, and we therefore reduced the price.

Revenue from the Government Services segment increased $13.6 million, or 25.1%, to $67.8 million for the third quarter of 2004 from $54.2 million for the third quarter of 2003. This increase is primarily attributable to new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government. For the contracts underlying this revenue increase, we are providing program management, administrative, professional and engineering

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

services related to both a recently awarded program by the Department of Homeland Security and from existing programs where specific initiatives of the government required additional resources for the third quarter of 2004 as compared to the same period in the prior year. Our business with the federal government may fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Revenue from the Consulting segment increased 296.5% to $45.6 million for the third quarter of 2004, net of the elimination of intersegment revenue of $8.3 million, from $11.5 million for the third quarter of 2003. This increase is primarily attributable to the acquisition of TSI, which contributed $29.8 million of revenue, net of the elimination of intersegment revenue of $8.3 million, for the third quarter of 2004. The remaining increase results from increased revenue from technology and business consulting services, primarily attributable to an increased level of services related to the implementation of packaged software applications. These services are typically viewed as discretionary services by our customers with the level of business activity depending on many factors including economic conditions and specific customer needs.

Revenue from UBS, our largest customer, was $72.4 million for the third quarter of 2004, or 15.9% of revenue. This revenue is reported within the IT Solutions and Consulting lines of business and is summarized in the following table:

	Three Months Ended September 30
	2004	2003	Change
UBS revenue in IT Solutions	$63.9	$58.7	8.9%
UBS revenue in Consulting	8.5	—	n/m

Total revenue from UBS	$72.4	$58.7	23.3%

The increase in revenue from UBS for the IT Solutions line of business for the third quarter of 2004 as compared to the prior year period is due primarily to a change in our estimate of the variable component of our annual fee following the execution of the Transition Agreement between us and UBS. The increase in revenue from UBS for the Consulting line of business is due to the acquisition of TSI as discussed above.

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for the third quarter of 2004 was 21.6% of total revenue, which is higher than the gross margin for the third quarter of 2003 of 18.8% of total revenue. This year-to-year increase in gross margin is primarily due to the following:

▪	In December of 2003 we acquired TSI, which increased our gross margin for the third quarter of 2004 by 1.5 percentage points. TSI typically realizes higher gross margins than what we normally realize on traditional IT outsourcing contracts because of the nature of the services they provide, which are offshore business process outsourcing and application management services.

▪	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform that are in addition to our base level of services, changes in our estimates of the variable component of our annual fee from UBS, and a software license fee of $1.6 million that is not expected to recur in the fourth quarter of 2004. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.

Partially offsetting these increases were the three major customer contract changes discussed above, which reduced gross margin by 0.6 percentage points, and an increase in expense of $4.6 million for year-end bonuses for the majority of the associates in our IT Solutions segment. We have several separate bonus plans for various associate groups within our Government Services and Consulting segments, and the impact on gross margin from the bonus expense recorded under these other plans did not differ significantly in the third quarter of 2004 as compared to the prior year period.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2004 increased 32.2% to $62.0 million from $46.9 million for the third quarter of 2003. SG&A for the third quarter of 2004 was 13.6% of revenue, which is higher than SG&A for the third quarter of 2003 of 12.6% of revenue. The increase is primarily attributable to the acquisition of TSI, which added $6.4 million of SG&A expense, $2.6 million of expense associated with exiting a leased facility, and an increase of $1.5 million in expenses associated with corporate compliance and business insurance.

Other Statement of Operations Items

Interest expense for the third quarter of 2004 increased by $0.5 million as compared to the third quarter of 2003. This increase is primarily related to the debt we recorded on our consolidated balance sheet as of December 31, 2003, upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

During the third quarter of 2003, we recorded $1.7 million of income from our previous 50% equity in the earnings of TSI, which we consolidated on December 31, 2003, following the acquisition of HCL Technologies’ shares in TSI.

Our effective tax rate for the third quarter of 2004 was 27.5%. Our effective tax rate for the third quarter of 2003 was 39.0%. The tax rate for the third quarter of 2004 was lower than the rate in 2003 due to the impact of our foreign operations, including TSI, which has tax holidays in certain Asian jurisdictions exempting specific types of income from taxation, and a reduction in income tax expense of $3.2 million relating to the resolution of various outstanding tax issues from prior years. We expect our effective tax rate to be approximately 36.7% for the fourth quarter of 2004.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Revenue

Revenue for the nine months ended September 30, 2004, increased by $240.2 million, or 22.5%, to $1,307.9 million from revenue of $1,067.7 million for the nine months ended September 30, 2003, due to increases in revenue from the IT Solutions, Government Services and Consulting segments.

Revenue from the IT Solutions segment increased by $94.0 million, or 10.6%, to $979.4 million for the first nine months of 2004 from revenue of $885.4 million in the first nine months of 2003. This net increase was primarily attributable to:

▪	$74.6 million net increase from existing accounts, short-term offerings, and project work. This net increase is a result of both the expansion of base services to existing long-term customers and the provision of additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The majority of this increase is related to contracts in the healthcare industry; however, we have also experienced increases in both the manufacturing market and the construction and engineering market.

▪	$27.6 million increase from contracts signed during the twelve-month period following the third quarter of 2003. This revenue comes primarily from new contracts signed in the healthcare, manufacturing, and construction and engineering markets, and the services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

▪	$26.4 million increase associated with an outsourcing contract signed during the first quarter of 2003 with a customer in the healthcare industry for which we did not recognize a full quarter of revenue until the third quarter of 2003 because of the timing of the contract signing and subsequent contract start date. This contract was subject to regulatory approval before work could commence. We received that approval late during the second quarter of 2003.

▪	Partially offsetting these increases was a $34.6 million decrease in revenue associated with three major customer contract changes. As discussed above in “Exiting of a Customer Contract,” we exited an under-performing contract during the second quarter of 2003, resulting in a $21.3 million decrease in revenue for the first nine months of 2004 as compared to the prior year period. Additionally, we completed two major contract renewals that resulted in a revenue reduction of $13.3 million for the first nine months of 2004 as compared to the first nine months of 2003, primarily relating to reductions in price. The circumstances for these reductions are discussed above in our three month comparison of revenue.

Revenue from the Government Services segment increased $53.4 million, or 36.2%, to $201.0 million for the first nine months of 2004 from $147.6 million for the first nine months of 2003. This increase is primarily attributable to new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government. For the contracts underlying this revenue increase, we are providing program management, administrative, professional and engineering services related to both a recently awarded program by the Department of Homeland Security and from existing programs where specific initiatives of the government required additional resources for the first nine months of 2004 as compared to the same period in the prior year. Our business with the federal government may fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve. The remaining year-to-year increase is primarily attributable to the acquisition of Soza & Company, Ltd. in February 2003 as we recognized approximately $21.8 million of additional revenue in the first quarter of 2004 resulting from a full quarter of revenue in our financial statements.

Revenue from the Consulting segment increased 267.4% to $127.5 million for the first nine months of 2004, net of the elimination of intersegment revenue of $20.2 million, from $34.7 million for the first nine months of 2003. This increase is primarily attributable to the acquisition of TSI, which contributed $86.2 million of revenue, net of the elimination of intersegment revenue of $20.2 million, for the first nine months of 2004. The remaining increase results from increased revenue from technology and business consulting services, primarily attributable to an increased level of services related to the implementation of packaged software applications. These services are typically viewed as discretionary services by our customers with the level of business activity depending on many factors including economic conditions and specific customer needs.

Revenue from UBS, our largest customer, was $203.8 million for the first nine months of 2004, or 15.6% of revenue. This revenue is reported within the IT Solutions and Consulting lines of business and is summarized in the following table:

	Nine Months Ended September 30
	2004	2003	Change
UBS revenue in IT Solutions	$179.8	$177.5	1.3%
UBS revenue in Consulting	24.0	—	n/m

Total revenue from UBS	$203.8	$177.5	14.8%

The increase in revenue from UBS for the IT Solutions line of business for the third quarter of 2004 as compared to the prior year period is due primarily to a change in our estimate of the variable component of our annual fee following the execution of the Transition Agreement between us and UBS. The increase in revenue from UBS for the Consulting line of business is due to the acquisition of TSI as discussed above.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for the nine months ended September 30, 2004, was 20.7% of total revenue, which is higher than the gross margin for the nine months ended September 30, 2003, of 17.5% of total revenue. This year-to-year increase in gross margin is primarily due to the following:

▪	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct costs of services associated with the exiting of this contract.

▪	The acquisition of TSI increased gross margin by 1.5 percentage points for the first nine months of 2004. TSI was acquired during the twelve-month period following the third quarter of 2003 and typically realizes higher gross margins than what we normally realize on traditional IT outsourcing contracts because of the nature of the services they provide, which are offshore business process outsourcing and application management services.

▪	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform that are in addition to our base level of services, changes in our estimates of the variable component of our annual fee from UBS, software license fees of $3.2 million that are not expected to recur in the fourth quarter of 2004, and profit from a contract signed during the first quarter of 2003 for which we did not recognize a full quarter of profit until the third quarter of 2003. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.

Partially offsetting these increases were the three major customer contract changes discussed above, which reduced gross margin by 1.5 percentage points, and an increase in expense of $13.6 million for year-end bonuses for the majority of the associates in our IT Solutions segment. We have several separate bonus plans for various associate groups within our Government Services and Consulting segments, and the impact on gross margin from the bonus expense recorded under these other plans did not differ significantly for the first nine months of 2004 as compared to the same prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2004, increased 23.9% to $170.1 million from $137.3 million for the nine months ended September 30, 2003. SG&A for the first nine months of 2004 was 13.0% of revenue, which is slightly higher than SG&A for the first nine months of 2003 of 12.9% of revenue. This increase is primarily attributable to the acquisition of TSI, which added $20.1 million of SG&A expense, an increase of $4.1 million in expenses associated with corporate compliance and business insurance, and $2.6 million of expense associated with exiting a leased facility, partially offset by reduced SG&A expenses primarily resulting from cost reductions made in 2003. During the first nine months of 2003, we recorded the following items in SG&A:

▪	Expense of $3.3 million related to severance and other costs to eliminate approximately 150 positions in various business functions and geographic areas.

▪	A reduction of expense of $6.3 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Statement of Operations Items

Interest expense for the nine months ended September 30, 2004 increased by $1.4 million as compared to the nine months ended September 30, 2003. This increase is primarily related to the debt we recorded on our consolidated balance sheet as of December 31, 2003, upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

During the nine months ended September 30, 2003, we recorded $4.7 million of income from our previous 50% equity in the earnings of TSI, which we consolidated on December 31, 2003, following the acquisition of HCL Technologies’ shares in TSI.

Other income for the nine months ended September 30, 2004 decreased $1.8 million as compared to the nine months ended September 30, 2003. This decrease is primarily due to the receipt of a $1.2 million non-investment interest payment in the first nine months of 2003 and the recognition of foreign exchange losses during the first nine months of 2004, partially offset by the gains recorded from the sale of short-term investments held by TSI.

Our effective tax rate for the nine months ended September 30, 2004 was 33.6%. Our effective tax rate for income before cumulative effect of a change in accounting principle for the nine months ended September 30, 2003 was 39.0%. The tax rate for the first nine months of 2004 was lower than the rate for the first nine months of 2003 due to the impact of our foreign operations, including TSI, which has tax holidays in certain Asian jurisdictions exempting specific types of income from taxation, and a reduction in income tax expense of $3.2 million relating to the resolution of various outstanding tax issues from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity under a revolving credit facility. During the nine months ended September 30, 2004, cash and cash equivalents increased 85.9% to $230.2 million from $123.8 million at December 31, 2003.

Net cash provided by operating activities was $84.0 million for the nine months ended September 30, 2004, as compared to net cash provided by operating activities of $77.3 million for the nine months ended September 30, 2003. Income before cumulative effect of a change in accounting principle, net of tax, increased for the first nine months of 2004 to $67.2 million as compared to $35.5 million for the first nine months of 2003. The following items also impacted our cash flow from operations in 2004 as compared to 2003:

▪	Because we typically collect our accounts receivable within 45 to 60 days, our accounts receivable balance at the end of each quarterly period can change based on the amount of revenue for that quarter and the timing of collections from our customers, which can vary from period to period. During the first nine months of 2004, accounts receivable increased by $27.1 million as compared to a decrease in accounts receivable of $7.2 million for the same prior year period. This increase is primarily due to an $83.0 million increase in revenue for the third quarter of 2004 as compared to the third quarter of 2003, which is significantly higher than the $28.8 million revenue increase in the third quarter of 2003 as compared to the same period in 2002.

▪	Year-end bonuses paid in 2004 primarily to associates in the IT Solutions segment and in our corporate SG&A operating areas increased as compared to 2003 by approximately $11.1 million. The amount of year-end bonuses that we record for each period is based on several factors, including our financial performance for the period and management’s discretion.

▪	Net cash paid for income taxes for the first nine months of 2004 increased by $20.7 million as compared to the prior year period, with net payments of $17.7 million in 2004 compared to net refunds of $3.0 million in 2003.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

▪	During the first nine months of 2004 we increased our spending on deferred contract costs by approximately $21.1 million as compared to the first nine months of 2003, which are included in other non-current assets on the condensed consolidated balance sheets. Partially offsetting this increase in spending is an increase in customer deferred revenue, which is included in other non-current liabilities on the condensed consolidated balance sheets.

Net cash provided from investing activities increased to $6.6 million for the nine months ended September 30, 2004, as compared to net cash used of $110.7 million for the same period in 2003. This increase was due primarily to a $79.9 million decrease in the amount of net cash paid for acquisitions of businesses.

▪	During the nine months ended September 30, 2003, we paid $88.7 million (net of cash received) for acquisitions, including $73.5 million (net of cash received) for the acquisition of Soza and an additional $10.0 million for the acquisition of ARS.

▪	During the nine months ended September 30, 2004, we paid $8.8 million for acquisitions, including $6.3 million and $2.5 million as additional consideration related to the acquisitions of Soza and ADI, respectively.

▪	During the nine months ended September 30, 2004, we recorded $37.7 million of net proceeds from the sale of short-term investments relating to the conversion of TSI’s short-term investments to cash and cash equivalents.

For the nine months ended September 30, 2004, net cash provided by financing activities increased to $15.6 million compared to $6.4 million for the nine months ended September 30, 2003. This increase is due primarily to an increase in the amount of cash received upon the exercise of options to purchase Class A Common Stock and from the purchases of stock through the Employee Stock Purchase Plan during the first nine months of 2004 as compared to the same period in 2003.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2004, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances by $0.2 million as the British pound strengthened against the U.S. dollar and the Euro and the Indian rupee weakened against the U.S. dollar. Our foreign exchange policy does not call for hedging foreign exchange exposures that are not likely to impact net income or working capital.

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

Current Portion of Long-Term Debt

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidated Financial Statements,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the long-term debt between the variable interest entity and the financial institutions (the lenders) of $75.5 million as our long-term debt. The agreement matures in June 2005 with one optional two year extension. We are currently pursuing plans to refinance the obligation and consequently do not expect to exercise our option to extend the agreement. As a result, the amount outstanding of $75.5 million is included in the current portion of long-term debt on our condensed consolidated balance sheets.

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

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements are our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecast in these forward-looking statements. In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as:

▪	Our outsourcing agreement with UBS, the largest of our UBS agreements, ends in January 2007, which we expect to result in the loss of a substantial majority of revenue and profits from our UBS relationship.

▪	Revenue and profits from our contract with UBS may substantially vary between periods because it depends on the amount and quality of the services we provide.

▪	We may bear the risk of cost overruns under custom software development contracts, and, as a result, cost overruns could adversely affect our profitability.

▪	Our five largest customers account for a substantial portion of our revenue and profits and loss of any of these customers could result in decreased revenues and profits.

▪	If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits per share could be diminished and our financial results could be adversely affected.

▪	Our software development products may cost more than we initially project, encounter delays, or fail to perform well in the market, which could decrease our profits.

▪	Our financial results are materially affected by a number of factors, including broad economic conditions, the amount and type of technology spending that our customers undertake, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Important to our future financial and growth position is our ability to identify and effectively respond to these factors.

▪	The success of the implementation of planned operating efficiencies and cost cutting initiatives is uncertain, as well as the timing and amount of any resulting benefits.

▪	If we are unable to successfully integrate acquired entities, our profits may be less and our operations more costly or less efficient.

▪	Our contracts generally contain provisions that could allow customers to terminate the contracts and sometimes contain provisions that enable the customer to require changes in pricing, decreasing our revenue and profits and potentially damaging our business reputation.

▪	Some contracts contain fixed-price provisions or penalties that could result in decreased profits.

▪	Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

▪	Our international operations expose our assets to increased risks and could result in business loss or in more expensive or less efficient operations.

▪	We have a significant business presence in India, and risks associated with doing business there could decrease our revenue and profits.

▪	Governments could enact legislation that restricts the provision of services from offshore locations.

▪	Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits.

▪	If customers reduce spending that is currently above contractual minimums, our revenues and profits could diminish.

▪	If we fail to compete successfully in the highly competitive markets in which we operate, our business, financial condition, and results of operations will be materially and adversely affected.

▪	Increasingly complex regulatory environments may increase our costs.

▪	Our quarterly operating results may vary.

▪	Loss of key personnel could adversely affect our ability to attract and retain business.

▪	Changes in technology could adversely affect our competitiveness, revenue, and profit.

▪	Ross Perot has substantial control over any major corporate action.

▪	We could lose rights to our company name, which may adversely affect our ability to market our services.

▪	Failure to recruit, train, and retain technically skilled personnel could increase costs or limit growth.

▪	Alleged or actual infringement of intellectual property rights could result in substantial additional costs.

▪	Provisions of our certificate of incorporation, bylaws, stockholders’ rights plan and Delaware law could deter takeover attempts.

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
FORM 10-Q
For the Quarter Ended September 30, 2004

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with foreign currencies as of December 31, 2003, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K/A for the fiscal year then ended. For the nine months ended September 30, 2004, there has been no material change in related market risk factors.

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
FORM 10-Q
For the Quarter Ended September 30, 2004

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

We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The proposed settlement would also require court approval, which cannot be assured. The underwriters are opposing approval of the proposed settlement and have requested that, if the settlement is approved, they receive a corresponding reduction in any judgment amounts that they may be ordered to pay if they are found liable in the actions.

Litigation Relating to the California Energy Market

In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The case is currently pending in the Superior Court for the County of Sacramento. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have appealed.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. The plaintiffs in this case filed a consolidated amended complaint in July 2003. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs. In October 2003, we moved to dismiss the amended complaint with prejudice. In October 2004, the court dismissed the suit without prejudice. The plaintiffs have the right to amend their complaint.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated November 2, 2004, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated November 2, 2004, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated November 2, 2004, by Peter A. Altabef, President and Chief Executive Officer.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

Exhibit No.	Document
32.2**	Section 1350 Certification dated November 2, 2004, by Russell Freeman, Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

On September 16, 2004, the Company filed a Current Report on Form 8-K to report the departure of a principal officer. The matter was reported under Item 5.02 of Form 8-K.

On September 20, 2004, the Company filed a Current Report on Form 8-K to report entry into a material definitive agreement. The matter was reported under Item 1.01 of Form 8-K.

On September 24, 2004, the Company filed a Current Report on Form 8-K to report a press release and the adoption of amendments to its bylaws. These matters were reported under Items 5.02 and 5.03 of Form 8-K.

On September 27, 2004, the Company filed a Current Report on Form 8-K to report a press release. The matter was reported under Item 8.01 of Form 8-K.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION
(Registrant)

Date: November 2, 2004	By	/s/ ROBERT J. KELLY

Robert J. Kelly
Corporate Controller and Principal
Accounting Officer