Form 10-K
period 2004-12-31
PEROT SYSTEMS CORP
filed 2005-03-09
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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
Preferred Stock Purchase Rights
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
     As of June 30, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange, was approximately $1,046,987,076 (calculated by excluding shares owned beneficially by directors and officers).
     Number of shares of registrant’s common stock outstanding as of February 28, 2005: 116,249,207 shares of Class A Common Stock and 1,633,352 shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2004.

FORM 10-K
For the Year Ended December 31, 2004

      This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption “Risk Factors.” These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We disclaim any intention or obligation to update any forward-looking statement.
PART I

Item 1.	Business
Overview
      Perot Systems Corporation, originally incorporated in the state of Texas in 1988 and reincorporated in the state of Delaware on December 18, 1995, is a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, chosen from a breadth of services, including technology infrastructure services, applications services, business process services, and consulting services.
      With this approach, our customers benefit from integrated service offerings that help synchronize their strategy, systems, and infrastructure. As a result, we help our customers achieve their business objectives, whether those objectives are to accelerate growth, streamline operations, or enhance customer service capabilities.
Our Services
      Our customers may contract with us for any one or more of the following categories of services:

•	Infrastructure services

•	Applications services

•	Business process services

•	Consulting services

Infrastructure Services
      Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center management, web hosting and internet access, desktop solutions, messaging services, network management, program management, and security. We typically hire a significant portion of the customer’s staff that have supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

Applications Services
      Applications services include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as performing quality assurance functions on custom applications. We typically offer these services on a short-term basis.

Business Process Services
      Business process services include services such as claims processing, call center management, energy management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical services.

Consulting Services
      Consulting services include strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions segment typically consist of customized, industry-specific business solutions provided by associates with industry expertise, as well as the implementation of prepackaged software applications. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.
Our Contracts
      Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2004:

•	Approximately 31% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes an immediate savings in relation to their current expense for an operation we are assuming. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the operation.

•	Approximately 27% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer.

•	Approximately 27% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 14% of our revenue was from per-unit pricing where we bill our customers based on the volume of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.
      We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled 1% of our revenue.
      Depending on a customer’s business requirements and the pricing structure of the contract, the amount of cash generated from a contract can vary significantly during a contract’s term. With fixed-price contracts or when an upfront payment is required to purchase assets, an infrastructure services contract will typically produce less cash at the beginning of the contract with significantly more cash being generated as efficiencies are realized later in the term. With a cost plus contract, the amount of cash generated tends to be relatively consistent over the term of the contract.
Our Lines of Business
      We offer our services under three primary lines of business — Industry Solutions, Government Services, and Technology Services. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 13, “Segment and Certain Geographic Data,” of the Notes to

Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past five years, we have used our acquisition program to strengthen our business in the healthcare market, consulting markets, and to expand into the government market. At the same time, we have divested, or exited, certain service offerings and joint ventures that did not meet our criteria for continued investment.

Industry Solutions
      Industry Solutions, which is our largest line of business and represented 79%, 86%, and 97% of our total revenue for 2004, 2003, and 2002, respectively, provides services to our customers primarily under long-term contracts in strategic relationships. This line of business was formed in December 2004 when we integrated Perot Systems Solutions Consulting and our management consulting practice into our former IT Solutions line of business. The primary services that we provide to the majority of our customers include the following:

•	Technology infrastructure management — includes data center management, web hosting and internet access, desktop solutions, messaging services, video, voice, and data services, process and change management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, and risk management.

•	Applications services — includes application assessment and evaluation, hardware and architecture consulting, systems integration, custom application development, system testing, application management and maintenance, business intelligence, and web-based services.

•	Business process services — includes claims processing, call center management, energy management, payment and settlement management, security, and services to improve the collection of receivables.

•	Consulting — includes strategic consulting, technology consulting, and enterprise solutions and applications, including Perot Systems Solutions Consulting and our management consulting practice.

•	Program management — includes project assessments, project management, transition and contingency planning.
      Within the Industry Solutions line of business, we face the market through our two vertical industry groups — Healthcare and Commercial Solutions. Supporting these vertical industry groups is our Infrastructure Solutions group, the delivery organization for our technology infrastructure management services.

Healthcare
      Our Healthcare group, which represented 46%, 45%, and 44% of our total revenue and 58%, 52%, and 46% of revenue for the Industry Solutions line of business for 2004, 2003, and 2002, respectively, provides infrastructure, applications, business process, and consulting services in four industry markets:

•	Providers — including integrated health systems, free standing hospitals, and physician practices;

•	Payers — including national insurers, Blue Cross and Blue Shield plans, and regional managed care organizations;

•	Healthcare Supply Chain — including medical/surgical suppliers and distributors; and

•	Life Sciences — including research-based pharmaceutical and contract research companies.
      The services that we provide in the Healthcare group that cross all markets include Health Insurance Portability and Accountability Act compliance and remediation consulting and training, and full and unbundled IT outsourcing. In addition, our Healthcare group provides numerous services and solutions tailored to each industry market.

      For customers in the provider market, we offer revenue cycle solutions, clinical solutions, health information management, Digital Access, and ERP solutions. Combined, these services are targeted to improve quality outcomes and patient safety, increase cash flow, and improve hospital efficiency and cost control.
      For our payer customers, we offer a comprehensive solution that incorporates our PERADIGMtm suite of products with our global business process services capabilities. The Payer PERADIGM suite includes the evolution of our DIAMOND® 950 product to a service oriented architecture (SOA) framework. Payer PERADIGM combines this SOA enterprise framework with new web services interfaces, significantly enhancing productivity and ease of system integration. In addition, we provide claims processing outsourcing services for customers of any size or complexity, and our multiple locations in the U.S. and India allow us to provide flexible price and service alternatives to our customers.
      For our customers in the healthcare supply chain and life sciences markets, we offer technology outsourcing services.

Commercial Solutions
      Our Commercial Solutions group, which represented 33%, 41%, and 53% of our total revenue and 42%, 48%, and 54% of revenue for the Industry Solutions line of business for 2004, 2003, and 2002, respectively, provides infrastructure, applications, business process, and consulting services to customers primarily in four markets:

•	Financial Services — including customers in the financial markets, banking and insurance sectors;

•	Travel and Transportation — including hotel, food service, vehicle rental, and cargo companies;

•	Engineering and Construction — including customers in commercial and residential construction; and

•	Manufacturing — including automotive manufacturers and suppliers to these manufacturers, and publishers and providers of information products and services.
      For customers in the financial services market, we provide application development and management services on both on-shore and offshore bases, computer and processing systems services, desktop services, outsourcing and applications services management. The substantial majority of the revenue from this market comes from our contract with UBS AG, our largest customer. As discussed below under “Our UBS Relationship,” our contract with UBS will end January 1, 2007.
      For the travel and transportation market, our services are focused on solving business critical issues with technology solutions, including IT outsourcing, business process services, and application management. We also serve a limited number of customers in the communications and energy industries.
      For the engineering and construction market, we provide solutions that help our customers reduce overhead cost, manage project risk, and increase return on assets. We provide these benefits to our customers primarily by applying our expertise in information technology and business processes to all aspects of their business, including the consolidation and integration of technology operations and the implementation of new technology to increase efficiency of their IT infrastructure.
      For the manufacturing market, our services include business and technology solutions that improve the efficiencies of critical processes, including product design, supply chain execution, warranty systems, collaborative commerce, and manufacturing plant floor processes.
      Also included in our Commercial Solutions group is Perot Systems Solutions Consulting and a team of management consultants, which provide consulting services ranging from strategy through full implementation of software solutions. These solutions include enterprise resource planning, supply chain management, eBusiness, customer relationship management, and related process and technology solutions.

Infrastructure Solutions
      Our Infrastructure Solutions group is responsible for defining the technology strategies for our Industry Solutions customers and us. This group identifies new technology offerings and innovations that deliver value to our customers. It manages, updates and maintains our technology infrastructure including networks, data centers, help desks, mainframes, servers, storage, and workspace computing. It also provides senior technology consultants to assist our customers with more complex technology transformations. It manages, resolves and documents problems in our customers’ computing environments. The group also provides comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions. All of these activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain.

Government Services
      We formed Perot Systems Government Services in July 2002 through the acquisition of ADI Technology Corporation and then expanded it in February 2003 through the acquisition of Soza & Company, Ltd. This line of business, which represented 15%, 14%, and 3% of our total revenue for 2004, 2003, and 2002, respectively, provides consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies.
      We provide mission and program support services predominantly to organizations with stringent quality, safety, technical, engineering, and regulatory requirements. Our services include the direct support of engineering, safety, quality assurance, logistics, environmental, and program management for federal managers across a broad spectrum of critical programs.
      We also provide infrastructure support to the federal government through management consulting services, information technology and system support, application design and development, government financial services, business process outsourcing, and outreach, media and communications services.
      Our major customers in the Department of Defense are the U.S. Navy and U.S. Air Force. In the Department of Homeland Security our customers include U.S. Citizenship and Immigration Services and the U.S. Coast Guard. Other government customers include the Departments of Agriculture, Commerce, Education, Health and Human Services, Housing and Urban Development, Interior, Transportation, and Treasury. We also serve various federal intelligence agencies, the Government Services Administration, and the Federal Deposit Insurance Corporation.
      Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services line of business in 2004 is from contracts with the U.S. government for which we serve as a contractor or subcontractor.
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

Technology Services
      Our Technology Services line of business represented 6% of our total revenue for 2004, net of the elimination of intersegment revenue. In December 2004, we integrated Perot Systems Solutions Consulting and our management consulting practice, which were previously included in our former Consulting line of business, into our Industry Solutions line of business. The remaining delivery unit in our former Consulting line of business, Perot Systems TSI B.V., which was acquired on December 19, 2003, when we purchased our joint venture partner’s interest in HCL Perot Systems B.V., now operates as our Technology Services line of business. Technology Services specializes in application development and management, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes migrating applications from legacy environments to current technologies and performing quality assurance functions on custom applications. UBS is Technology Services’ largest customer.
Perot Systems Associates
      The markets for IT personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training, and retaining of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is — and will continue to be — an integral factor in differentiating us from our competitors in the IT industry. In seeking such associates, we screen candidates for employment through a rigorous interview process. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance, and we have an annual incentive plan based on our performance in relation to our business and financial targets. We also seek to align the interests of our associates with those of our stockholders by compensating outstanding performance with stock option awards, which we believe fosters loyalty and commitment to our goals.
      As of December 31, 2004, we employed approximately 15,900 associates. A limited number of these associates located in the United States are currently employed under an agreement with a collective bargaining unit. In European countries, our associates are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.
Our UBS Relationship
      UBS AG is our largest customer. We earned 15.6%, 16.6% and 18.7% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2004, 2003, and 2002, respectively. We perform most of our services for UBS under our IT Services Agreement, which is formally known as the Second Amended and Restated Agreement for EPI Operational Management Services and will end January 1, 2007. During the three years ended December 31, 2004, the amount of annual gross profit that we have earned from UBS and its affiliates under the IT Services Agreement has ranged from $44.2 million to $51.2 million. We also provide project services directly and through Technology Services through several separate contractual relationships with UBS, which are not described below.
      In connection with amending the IT Services Agreement in 1997, we sold UBS 100,000 shares of our Class B Common Stock for $3.65 a share and 7,234,320 options to purchase shares of Class B Common Stock for $1.125 an option. The options will finish vesting at the end of 2006. Shares of the Class B Common Stock are convertible, on a share for share basis, into our Class A Common Stock for the purpose of sales to non-affiliates of UBS. UBS can exercise these options at any time for $3.65 a share, subject to United States bank regulatory limits on UBS’s shareholdings. UBS exercised options to purchase 700,008 shares of Class B Common Stock in 2004 and has exercised options to purchase an aggregate of 6,476,016 shares of Class B Common Stock since 1997.

Our IT Services Agreement
      Prior to the amendment of the IT Services Agreement on September 16, 2004, it required that UBS obtain from us all of UBS Warburg’s requirements for the operational management of its technology resources

(including mainframes, desktops, and voice and data networks), excluding hardware, proprietary software applications development and general network services. The IT Services Agreement also generally entitled us to recover our costs plus a fixed fee, with a bonus or penalty that could have caused this annual fee to vary up and down by as much as 13%, which was the variable component of our annual fee, depending on our level of performance as determined by UBS.
      On September 16, 2004, we entered into the EPI Transition Agreement to amend the IT Services Agreement. The Transition Agreement provides UBS with more control over the work performed by our associates working on the UBS account as part of UBS’s efforts to integrate its global IT infrastructure and prepare for the transition of services back to UBS at the scheduled expiration of the IT Services Agreement at the end of 2006. The important non-financial terms resulting from the Transition Agreement are as follows:

•	Elimination of the requirement that UBS obtain certain services exclusively from Perot Systems.

•	Addition of a requirement that UBS extend offers of employment to a substantial majority of the Perot Systems associates working on the UBS account at the expiration of the IT Services Agreement.
      Under the IT Services Agreement, as amended by the Transition Agreement, we will continue to be compensated for the services we provide using a cost plus fixed fee arrangement, and the following important financial terms will apply:

•	The variable component of the annual fee has been modified by eliminating the potential bonus in 2004, reducing the potential penalty from 13% to 3.5% for 2004, and by eliminating the variable component of the annual fee for 2005 and 2006. Therefore, we expect the annual fee (or profit) under the IT Services Agreement to be approximately $53.0 million in each of 2005 and 2006 (subject to adjustment for inflation in 2006). There was no penalty for 2004.

•	Forecast revenues, which as used in the IT Services Agreement excludes the Perot Systems’ fee and the bonus pool for associates working on our UBS account and are subject to adjustment for currency exchange rates, (i) for 2005, are $154.0 million and (ii) for 2006, will be 95% of the greater of 2005 actual revenue or 2005 minimum revenue.

•	Minimum revenues, which as used in the IT Services Agreement excludes the Perot Systems’ fee and the bonus pool for associates working on our UBS account and are subject to adjustment for currency exchange rates, are (i) $139.0 million for 2005 and (ii) 90% of the 2006 revenue forecast for 2006.

•	If actual revenues are greater than minimum revenues but are less than forecast revenues, Perot Systems would be entitled to receive 20% of the difference between the forecast revenues and actual revenues.

•	If actual revenues are less than the minimum revenues, Perot Systems would be entitled to receive a payment equal to 100% of the difference between the minimum revenues and actual revenues plus 20% of the difference between forecast revenues and minimum revenues.
      We continue to expect that we will lose a substantial majority of our revenue and profit from UBS when our outsourcing agreement contract with UBS ends on January 1, 2007. The impact of the expiration of the outsourcing agreement on our profits will be based in part on our ability to reduce our costs. We expect that the expiration of the outsourcing agreement likely will have a disproportionately large effect on our profitability compared to the effect on our revenues. See the more detailed discussion of the expected effect of the end of our outsourcing contract with UBS below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
      We operate in extremely competitive markets, and the technology required to meet our customers’ needs changes. In each of our lines of business we frequently compete with companies that have greater financial resources; more technical, sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete, as discussed below, are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully, our business, financial condition, and results of operations will be materially and adversely affected.

Industry Solutions
      Our Industry Solutions line of business competes with a number of different information technology service providers depending upon the region, country, and/or market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., BearingPoint, Inc., Cap Gemini Ernst & Young, CGI Group, Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, Hewlett Packard Company, IBM Global Services (a division of International Business Machines Corporation), McKesson Corporation, Siemens Business Services, Inc., smaller consulting firms with industry expertise in areas such as healthcare or financial services, and the consulting divisions of large systems integrators and information technology services providers. In addition, we may compete with non-IT outsourcing providers who enter into marketing and business alliances with our customers that provide for the consolidation of services. As we enter new markets, we expect to encounter additional competitors. Our Industry Solutions line of business competes on the basis of a number of factors, including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers, and our scale in certain industries. We also frequently compete with our customers’ own internal information technology capability, which may constitute a fixed cost for our customer. In addition, the market for consulting services is affected by an oversupply of consulting talent, both domestically and offshore, which results in downward price pressure for our services. All of these factors may increase pricing pressure on us.

Government Services
      Our Government Services line of business competes with a number of different information technology service providers depending on the federal agency or department as well as the market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., Anteon International Corporation, BearingPoint, Inc., Booz-Allen and Hamilton, CACI International, Inc., Cap Gemini Ernst & Young, Computer Sciences Corporation, Electronic Data Systems Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, SRA International, and Unisys Corporation. We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and professional services that we offer, pricing, technological innovation, and quality of service. We must frequently compete in federal and defense programs with declining budgets, which creates pressure to lower our prices.

Technology Services
      Our Technology Services line of business competes with a number of different service providers, including Accenture Ltd., Cognizant Technology Solutions Corporation, iGate Global Solutions Limited, Infosys Technologies Limited, Mastec, Inc., Patni Computer Systems Limited, Polaris Software Lab Limited, Tata Consultancy Services Limited, and Wipro Limited. We compete on many factors, including price, industry expertise, our process methodologies and intellectual property, and our past successes in executing assignments. Emerging offshore development capacity in countries such as India and China is increasing the degree of competition for our software development services.
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
      We license the right to use the names “Perot Systems” and “Perot” in our current and future businesses, products, or services from the Perot Systems Family Corporation and Ross Perot, our Chairman Emeritus. The license is a non-exclusive, royalty-free, worldwide, non-transferable license. We may also sublicense our rights to the Perot name to some of our affiliates. Under the license agreement, either party may, in its sole discretion, terminate the license at any time, with or without cause and without penalty, by giving the other party written notice of such termination. Upon termination by either party, we must discontinue all use of the Perot name within one year following notice of termination. The termination of this license agreement could materially and adversely affect our business, financial condition, and results of operations. Except for the license of our name, we do not believe that any particular copyright, trademark, or group of copyrights and trademarks is of material importance to our business taken as a whole.
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

Our outsourcing agreement with UBS, the largest of our UBS agreements, ends in January 2007, and we expect the end of this agreement to result in the loss of a substantial majority of revenue and profit from our UBS relationship.
      UBS is our largest customer. During 2004, our UBS relationship generated $276.7 million, or 15.6%, of our revenue. The amount of gross profit that we have earned from the IT Services Agreement with UBS has ranged from $44.2 million to $51.2 million per year during the past three calendar years. We continue to expect that we will lose a substantial majority of our revenue and profit from UBS when the IT Services Agreement ends on January 1, 2007. We expect that the expiration of the IT Services Agreement likely will have a disproportionately large effect on our profitability compared to the effect on our revenues. As discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the impact of the expiration of the IT Services Agreement will be based in part on our ability to reduce our costs.

We may not be able to successfully implement planned operating efficiencies and expense reduction initiatives and achieve the planned timing and amount of any resulting benefits.
      As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified several operating efficiencies and expense reduction initiatives that we believe could reduce the expected negative impact on our operating income from the expiration of our outsourcing agreement with UBS on January 1, 2007. Our planned operating efficiencies and expense reduction initiatives are based on estimates and assumptions regarding costs and timing of activities to be undertaken as part of our long-range planning activities. These estimates and assumptions are subject to economic, competitive and other uncertainties that are beyond our control. If we are unable to successfully implement these operating efficiencies and expense reduction initiatives and achieve the planned timing and amount of any resulting benefits, our financial condition and results of operations could be adversely affected.

We may bear the risk of cost overruns under custom software development and implementation services, and, as a result, cost overruns could adversely affect our profitability.
      We provide services related to the development of custom software applications and the implementation of complex software packages for some of our customers. The effort and cost associated with the completion of these software development and implementation services are difficult to estimate and, in some cases, may significantly exceed the estimates made at the time we begin the services. We provide these software development and implementation services under level-of-effort and fixed-price contracts. The level-of-effort contracts are usually based on time and materials or direct costs plus a fee. Under those arrangements, we are able to bill our customer based on the actual cost of completing the services, even if the ultimate cost of the services exceeds our initial estimates. However, if the ultimate cost exceeds our initial estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the customer throughout the project, and the customer’s satisfaction with the services. As a result, we could incur losses with respect to these software development and implementation services even when they are priced on a level-of-effort basis. If we provide these software development or implementation services under a fixed-price contract, we bear all the risk that the ultimate cost of the project will exceed the price to be charged to the customer.

Our largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenues and profits.
      Our 10 largest customers accounted for 47.9% of our revenue for 2004 and 49.4% of our revenue in 2003. UBS was the only customer that accounted for more than 10% of our revenue for 2004 and 2003. After UBS our next nine largest customers accounted for 32.3% of our revenue in 2004 and 32.8% of our revenue in 2003. Our primary relationship with each of our next nine largest customers consists of a long-term outsourcing contract with a term extending at least through 2007. One of these customers, in addition to UBS, has notified us that it intends to transition the services that we provide them to its new business partner over the next two to three years. This transition will decrease our revenues and profits, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we were to lose one or more additional large customers, our revenues would generally be materially decreased and our profits would be less.
      Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of information technology services, entry into strategic business and marketing alliances with other business partners, business failure or bankruptcy, or our performance. Our outsourcing contracts typically require us to maintain specified performance levels with respect to the services that we deliver to our customer, with the result that if we fail to perform at the specified levels, we may be required to pay or credit the customer with amounts specified in the contract. In the event of significant failures to deliver the services at the specified levels, a number of these contracts provide that the customer has the right to terminate the agreement. In addition, some of these contracts provide the customer the right to terminate the contract at the customer’s convenience. The customer’s right to terminate for convenience typically requires the customer to pay us fees to cover costs that we have incurred but not recovered and an amount that results in the recovery of a portion of profit we had expected to earn over the term of the contract. We may not retain long-term relationships or secure renewals of short-term relationships with our large customers in the future.

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

Development of our software products may cost more than we initially project, and we may encounter delays or fail to perform well in the market, which could decrease our profits.
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

Our financial results are materially affected by a number of economic and business factors.
      Our financial results are materially affected by a number of factors, including broad economic conditions, the amount and type of technology spending that our customers undertake, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial and growth position. Each of our three major lines of business has distinct economic factors, business trends, and risks that could have a material adverse effect on our results of operations and financial condition.

If we are unable to successfully integrate acquired entities, our profits may be less and our operations more costly or less efficient.
      We have completed several acquisitions in recent years, and we will continue to analyze and consider potential acquisition candidates. Acquisitions involve significant risks, including the following:

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
      Our contracts with customers generally permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our customers to terminate contracts creates an uncertain revenue and profit stream. If customers are not satisfied with our level of performance, our reputation in the industry may suffer, which may also adversely affect our ability to market our services to other customers. Furthermore, some of our contracts contain benchmarking provisions that could decrease our revenues and profitability. Some of our agreements contain pricing provisions that permit a customer to request a benchmark study by a mutually acceptable third-party benchmarker. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range and the difference is not due to the unique requirements of the customer, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services and could negatively impact our results of operations or cash flow.

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
      Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations. For instance, with respect to most of our Indian operations, our customers pay us in their local currency (typically Euros or U.S. Dollars), but our costs are primarily incurred in Indian Rupees. Therefore, if the Rupee increases in strength against these local currencies, our profits from our Indian operations would be adversely affected. To attempt to mitigate the effects of significant foreign currency fluctuations, we use forward exchange contracts and other hedging techniques.

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
      In December 2003, we acquired our joint venture partner’s interest in HCL Perot Systems B.V., a joint venture entity formed by us and HCL in 1996, for approximately $98.8 million (including acquisition costs and net of $12.7 million of cash acquired). Subsequently, we changed the name to Perot Systems TSI B.V, which now operates as our Technology Services line of business. In addition to the risks regarding fluctuations in currency exchange rates and regarding international operations discussed in the two immediately preceding risk factors, the following risks associated with doing business in India could decrease our revenue and profits:

•	governments could enact legislation that restricts the provision of services from offshore locations;

•	difficulty in staffing and managing operations in India;

•	difficulties in collecting accounts receivable;

•	developments between the nations of India and Pakistan regarding the threat of war;

•	potential wage increases in India which could prevent us from maintaining our competitive advantage; and

•	cost increases if the Government of India reduces or withholds tax benefits and other incentives provided to us or if we are unable to obtain new tax holiday benefits when our existing tax holiday benefits expire in 2006 through 2009.

Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits.
      Our Government Services line of business provides services as a contractor and subcontractor on various projects with U.S. government entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services line of business in 2004 is from contracts with the U.S. government for which we serve as a contractor or subcontractor.
      U.S. government entities audit our contract costs, including allocated indirect costs, or conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that we improperly charged costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with the U.S. government. These government remedies could have a material adverse effect on our results of operations and financial condition.

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
      We operate in extremely competitive markets, and the technology required to meet our customers’ needs changes. In all of our lines of business, we frequently compete with companies that have greater financial resources; more technical, sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully, our business, financial condition, and results of operations will be materially and adversely affected.

Increasingly complex regulatory environments may increase our costs.
      Our customers are subject to complex and constantly changing regulatory environments. These regulatory environments change and in ways that cannot be predicted. For example, our financial services customers are subject to domestic and foreign privacy and electronic record handling rules and regulations, and our customers in the healthcare industry have been made subject to increasingly complex and pervasive privacy laws and regulations. These regulations may increase our potential liabilities if our services contribute to a failure by our customers to comply with the regulatory regime and may increase the cost to comply as regulatory requirements increase or change.

Our quarterly financial results may vary.
      We expect our financial results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

•	mix, timing, and completion of customer projects;

•	hiring, integrating, and utilizing associates;

•	timing of new contracts;

•	the resolution of outstanding tax issues from prior years;

•	issuance of common shares and options, together with acquisition and integration costs, in connection with acquisitions;

•	currency exchange rate fluctuations; and

•	costs to exit certain activities or terminate projects.
      Accordingly, we believe that quarter-to-quarter comparisons of financial results for preceding quarters are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

Changes in technology could adversely affect our competitiveness, revenue, and profit.
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

Ross Perot has substantial control over any major corporate action.
      Ross Perot, our Chairman Emeritus, is the managing general partner of HWGA, Ltd., a partnership that owned 31,705,000 shares of our Class A common stock as of December 31, 2004. Mr. Perot also beneficially owns 58,100 additional shares of our Class A common stock. Accordingly, Mr. Perot, primarily through HWGA, Ltd., controls approximately 28% of our outstanding voting common stock as of December 31, 2004. As a result, Mr. Perot, through HWGA, Ltd., effectively has the power to block corporate actions such as an amendment to our Certificate of Incorporation, a change of control, or the sale of all or substantially all of our assets. In addition, Mr. Perot may significantly influence the election of directors and any other action requiring stockholder approval. The other general partner of HWGA, Ltd. is Ross Perot, Jr., our Chairman, who has the authority to manage the partnership and direct the voting or sale of the shares of our Class A common stock held by HWGA, Ltd. if Mr. Perot is no longer the managing general partner.

We could lose rights to our company name, which may adversely affect our ability to market our services.
      We do not own the right to our company name. In 1988, we entered into a license agreement with Ross Perot, who is currently our Chairman Emeritus, and the Perot Systems Family Corporation that allows us to use the name “Perot” and “Perot Systems” in our business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, we would not be allowed to use the names “Perot” or “Perot Systems” in our business. Mr. Perot’s or the Perot Systems Family Corporation’s termination of our license agreement could materially and adversely affect our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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
      Our suppliers, customers, competitors, and others may have or obtain patents and other proprietary rights that cover technology we employ. We are not, and cannot be, aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves or our customers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any intellectual property litigation, and we could be forced to do one or more of the following:

•	cease selling or using products or services that incorporate the disputed technology;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology; or

•	redesign those services or products that incorporate such technology.

Provisions of our certificate of incorporation, bylaws, stockholders’ rights plan, and Delaware law could deter takeover attempts.
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

Our Website and Availability of SEC Reports and Corporate Governance Documents
      Our Internet address is www.perotsystems.com and the investor relations section of our web site is located at www.perotsystems.com/investors. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also, posted on our corporate responsibility section of our website (located at www.perotsystems.com/responsibility), and available in print upon request of any shareholder to our Investor Relations department, are our charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Standards & Ethical Principles and our Corporate Governance Guidelines (which include our Director Qualification Guidelines and Director Independence Standards). Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Standards & Ethical Principles and any waiver applicable to our executive officers or directors.

Item 2.	Properties
      As of December 31, 2004, we had offices in approximately 80 locations in the United States and ten countries outside the United States. Our office space and other facilities cover approximately 2,500,000 square feet. On March 3, 2005, we completed the purchase of our corporate headquarters facility in Plano, Texas, which was previously leased from a variable interest entity that we began consolidating on December 31, 2003, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our Industry Solutions line of business uses the corporate headquarters facility and data center. The Government Services and Technology Services lines of business do not make any significant use of the facility. The majority of our remaining office space and other facilities are leased.
      In addition to these properties, we also occupy office space at customer locations throughout the world. We generally occupy this space under the terms of the agreement with the particular customer. We believe that our current facilities are suitable and adequate for our business.
      We have commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to eleven years. Upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space. We have disclosed future minimum commitments under these agreements as of December 31, 2004, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements which are included elsewhere in this report.

Item 3.	Legal Proceedings
      We are, from time to time, involved in various litigation matters. We do not believe that the outcome of the litigation matters in which we are currently a party, either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
      We have purchased, and expect to continue to purchase, insurance coverage that we believe is consistent with coverage maintained by others in the industry. This coverage is expected to limit our financial exposure to claims covered by these policies in many cases.

     IPO Allocation Securities Litigation
      In July and August 2001, we, as well as some of our current and former officers and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. The plaintiffs are seeking unspecified damages, statutory compensation, and costs and expenses of the litigation.
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
      We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The underwriters are opposing approval of the proposed settlement and have requested that, if the settlement is approved, they receive a corresponding reduction in any judgment amounts that they may be ordered to pay if they are found liable in the actions. The court has granted a conditional, preliminary approval of the proposed settlement. The approval is subject to the issuers, their insurers, and the plaintiffs conforming the proposed bar order restricting possible claims by the underwriters against the issuers to certain statutory requirements. In addition, the proposed settlement will be subject to approval by the members of the class.

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
      In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs.

Other
      In addition to the matters described above, we have been, and from time to time are, named as a defendant in various legal proceedings in the normal course of business, including arbitrations, class actions and other litigation involving commercial and employment disputes. Certain of these proceedings include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty the eventual loss or range of loss related to such matters. We are contesting liability and/or the amount of damages in each pending matter.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Our Class A Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PER.” The table below shows the range of reported per share sales prices for each quarterly period within the two most recent fiscal years.

	High	Low

2003
First Quarter	$11.63	$8.99
Second Quarter	12.23	9.85
Third Quarter	11.87	9.67
Fourth Quarter	14.45	10.04
2004
First Quarter	$14.76	$12.50
Second Quarter	14.15	12.30
Third Quarter	16.29	11.52
Fourth Quarter	17.00	15.00
      The last reported sale price of our Class A Common Stock on the NYSE on February 28, 2005, was $13.26 per share. As of February 28, 2005, the approximate number of record holders of Class A Common Stock was 2,877. All of our Class B Common Stock is held by UBS.
      We have never paid cash dividends on shares of our Class A Common Stock and have no current plans to pay dividends in the future.

Issuer Purchases of Equity Securities
      The following table gives information about our purchases of Class A Common Stock for the year ended December 31, 2004.

Total Number
				of Shares	Maximum Shares
	Total Number		Average	Purchased as	that May Yet Be
	of Shares		Price Paid	Part of Publicly	Purchased Under
Period	Purchased		per Share	Announced Plans	the Plans

	(a)		(b)	(c)	(d)
April 1, 2004 through April 30, 2004	9,000	(1)	$2.01	—	—

Total	9,000		$2.01	—	—

(1)	Shares repurchased pursuant to our right to repurchase unvested shares under one or more restricted stock agreements.
Equity Compensation Plan Information
      The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of December 31, 2004. See Note 10, “Stock Awards and Options,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Number of
Securities
	Number of		Weighted-	Remaining Available
	Securities to be		Average Exercise	for Future Issuance
	Issued Upon		Price of	Under Equity
	Exercise of		Outstanding	Compensation Plans
	Outstanding		Options,	(Excluding
	Options, Warrants		Warrants and	Securities Reflected
Plan Category	and Rights		Rights	in Column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,547,798	(1)	$13.71	41,134,137	(2)
Equity compensation plans not approved by security holders	20,356,122		$15.13	721,636	(3)

Total	29,903,920		$14.68	41,855,773

(1)	Excludes 573,615 restricted stock units that have been granted under the 2001 Long-Term Incentive Plan.

(2)	Includes 24,089,719 shares available to be issued under the 2001 Long-Term Incentive Plan and 17,044,418 shares available to be issued under the 1999 Employee Stock Purchase Plan.

(3)	Includes 464,000 shares available to be issued under the 1996 Non-Employee Director Stock Option/ Restricted Stock Plan and 257,636 shares available to be issued under other plans.

Item 6.	Selected Financial Data
      The following selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 have been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except per share data)
Operating Data(1):
Revenue	$1,773.5	$1,460.8	$1,332.1	$1,204.7	$1,105.9
Direct cost of services	1,405.2	1,193.6	1,020.8	949.7	851.6

Gross profit	368.3	267.2	311.3	255.0	254.3
Selling, general and administrative expenses(2)	236.2	187.8	195.6	256.6	220.0

Operating income (loss)	132.1	79.4	115.7	(1.6)	34.3
Interest income, net	0.9	2.6	3.9	8.9	16.6
Equity in earnings (loss) of unconsolidated affiliates	—	(1.9)	4.7	8.4	(4.3)
Other income (expense), net	2.2	2.3	(2.1)	(1.9)	45.1

Income before taxes	135.2	82.4	122.2	13.8	91.7
Provision for income taxes	40.9	30.5	43.9	16.5	36.2

Income (loss) before cumulative effect of changes in accounting principles	94.3	51.9	78.3	(2.7)	55.5
Cumulative effect of changes in accounting principles, net of tax	—	(49.4)	—	—	—

Net income (loss)	$94.3	$2.5	$78.3	$(2.7)	$55.5

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.82	$0.47	$0.74	$(0.03)	$0.58
Cumulative effect of changes in accounting principles, net of tax	—	(0.45)	—	—	—

Net income (loss)	$0.82	$0.02	$0.74	$(0.03)	$0.58

Weighted average common shares outstanding	115.2	110.6	106.3	99.4	96.2
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.78	$0.45	$0.68	$(0.03)	$0.49
Cumulative effect of changes in accounting principles, net of tax	—	(0.43)	—	—	—

Net income (loss)	$0.78	$0.02	$0.68	$(0.03)	$0.49

Weighted average diluted common shares outstanding(3)	120.5	115.3	115.4	99.4	113.5
Balance Sheet Data (at Period End):
Cash and cash equivalents	$304.8	$123.8	$212.9	$259.2	$239.7
Total assets	1,223.6	1,010.6	842.3	757.6	673.2
Long-term debt	—	75.5	—	—	0.4
Stockholders’ equity	862.0	712.8	676.6	530.8	501.1
Other Data:
Capital expenditures	$33.3	$28.4	$36.9	$30.7	$30.7

(1)	Our results of operations include the effects of business acquisitions made in 2003, 2002, and 2001 as discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements included herein. Our results of operations also include the effects of a business acquisition made in 2000 as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 6, 11, 12, and 19 to the Consolidated Financial Statements included herein for discussions of significant charges and cumulative effect of changes in accounting principles recorded during 2004, 2003, 2002, and 2001.

(2)	Includes a $22.1 million compensation charge in 2000 related to an acquisition.

(3)	All options to purchase shares of our common stock were excluded from the calculation of weighted average diluted common shares outstanding for 2001 because the impact was antidilutive given the reported net loss for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements, which are included herein.
Overview
      Perot Systems Corporation is a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, chosen from a breadth of services, including technology infrastructure services, applications services, business process services, and consulting services.
      With this approach, our customers benefit from integrated service offerings that help synchronize their strategy, systems, and infrastructure. As a result, we help our customers achieve their business objectives, whether those objectives are to accelerate growth, streamline operations, or enhance customer service capabilities.
Our Services
      Our customers may contract with us for any one or more of the following categories of services:

•	Infrastructure services

•	Applications services

•	Business process services

•	Consulting services

Infrastructure Services
      Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center management, web hosting and internet access, desktop solutions, messaging services, network management, program management, and security. We typically hire a significant portion of the customer’s staff that have supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

Applications Services
      Applications services include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as performing quality assurance functions on custom applications. We offer these services typically on a short-term basis.

Business Process Services
      Business process services include services such as claims processing, call center management, energy management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical services.

Consulting Services
      Consulting services include strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions segment typically consist of customized, industry-specific business solutions provided by associates with industry expertise, as well as the implementation of prepackaged software applications. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.
Our Contracts
      Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2004:

•	Approximately 31% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes an immediate savings in relation to their current expense for an operation we are assuming. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the operation.

•	Approximately 27% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer.

•	Approximately 27% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 14% of our revenue was from per-unit pricing where we bill our customers based on the volume of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.
      We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled 1% of our revenue.
      Depending on a customer’s business requirements and the pricing structure of the contract, the amount of cash generated from a contract can vary significantly during a contract’s term. With fixed-price contracts or when an upfront payment is required to purchase assets, an infrastructure services contract will typically produce less cash at the beginning of the contract with significantly more cash being generated as efficiencies are realized later in the term. With a cost plus contract, the amount of cash generated tends to be relatively consistent over the term of the contract.
Our Lines of Business
      We offer our services under three primary lines of business: Industry Solutions, Government Services, and Technology Services. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 13, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past five years, we have used our acquisition program to strengthen our business in the healthcare market, consulting markets, and to expand into the government market. At the same time, we have divested, or exited, certain service offerings and joint ventures that did not meet our criteria for continued investment.

Results of Operations

Overview of Our Financial Results for 2004
      Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
      We evaluate our consolidated performance on the basis of several performance indicators. The four key performance indicators we use are revenue growth, earnings growth, free cash flow, and the value of contracts signed. We compare these key performance indicators to both annual target amounts established by management and to our performance for prior periods. We establish the targets for these key performance indicators primarily on an annual basis, but we may revise them during the year. We assess our performance using these key indicators on a quarterly and annual basis.
      Below is a summary of our financial results for 2004 as compared to 2003:

	Year Ended December 31

	2004	2003	% Change

	(In millions, except per share data)
Revenue	$1,773.5	$1,460.8	21.4%
Direct cost of services	1,405.2	1,193.6	17.7%

Gross profit	368.3	267.2	37.8%
Selling, general and administrative expenses	236.2	187.8	25.8%

Operating income	132.1	79.4	66.4%
Interest income	3.0	2.8	7.1%
Interest expense	(2.1)	(0.2)	*
Equity in earnings (loss) of unconsolidated affiliates	—	(1.9)	*
Other income (expense), net	2.2	2.3	(4.3)%

Income before taxes	135.2	82.4	64.1%
Provision for income taxes	40.9	30.5	34.1%

Net income before cumulative effect of changes in accounting principles	$94.3	$51.9	81.7%

Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.78	$0.45	73.3%
Weighted average diluted shares outstanding	120.5	115.3	4.5%

*	Percentage change is not meaningful.

Revenue Growth
      Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for 2004 grew by 21.4% as compared to 2003. As discussed in more detail below, this revenue growth came primarily from the following:

•	Revenue from companies acquired during 2003.

•	Revenue from new contracts signed during 2004 and 2003.

•	An increase in discretionary technology investments by our customers, which we believe is due to improved economic conditions.

Earnings Growth
      We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share before cumulative effect of changes in accounting principles for 2004 increased 73.3% to $0.78 per share from $0.45 per share for 2003. As discussed in more detail below, this increase came primarily from:

•	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform that are in addition to our base level of services. These increased services are discretionary in nature, and the associated margins are typically higher than those we realize on our base level of services.

•	Income from our Technology Services line of business.

•	As discussed in greater detail in “Exiting of a Customer Contract,” we recorded additional expenses in 2003 associated with the exiting of a contract in the second quarter of 2003.

•	An effective tax rate for the year ended December 31, 2004 of 30.2% as compared to an effective tax rate for income before cumulative effect of changes in accounting principles for the year ended December 31, 2003 of 37.0%.
      Partially offsetting these increases in earnings was an increase in expense in 2004 for bonuses to associates.
      We continue to see prospective customers desiring fixed and per-unit pricing mechanisms for the billing of our outsourcing services. While these pricing mechanisms typically impact the initial profit margins on new contracts, they do not necessarily affect the overall expected profitability of new contracts.

Free Cash Flow
      We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended December 31, 2004 was $125.0 million as compared to $74.5 million for the twelve months ended December 31, 2003. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	December 31

	2004	2003

Net cash provided by operating activities	$158.3	$102.9
Purchases of property, equipment and software	(33.3)	(28.4)

Free cash flow	$125.0	$74.5

      Free cash flow for 2004 increased as compared to 2003 due primarily to the same reasons discussed above for our increase in earnings.

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
      Various factors may impact the timing of when a contract is signed, including the complexity of the contract, competitive pressures, and customer demands. As a result, we typically use a twelve-month period to measure our success in this area because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending December 31, 2004, the amount of TCV signed was $1.5 billion, as compared to $1.3 billion for the twelve-month period ending December 31, 2003.

Additional Measurements
      Our three major lines of business are Industry Solutions, Government Services, and Technology Services. Each of these three major lines of business has distinct economic factors, business trends, and risks that could affect our results of operations. As a result, in addition to the four metrics discussed above that we use to measure our consolidated financial performance, we use similar metrics for each of these lines of business and for certain industry groups and operating units within these lines of business.

Acquisition of Perot Systems TSI B.V.
      As discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements, on December 19, 2003, we acquired HCL Technologies’ shares in HCL Perot Systems B.V., and changed the name of HPS to Perot Systems TSI B.V., which now operates as our Technology Services line of business. Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. As a result, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003, and the balance of our investment in TSI at December 31, 2003, was $29.5 million. We consolidated the assets and liabilities of TSI as of December 31, 2003.

Changes in Accounting Principles

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables
      As discussed below in “Critical Accounting Policies” under the heading “Revenue Recognition,” we changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customers. Our adoption of EITF 00-21, which was effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled revenues associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting using the percentage-of-completion method.

Change in Accounting Principle upon Adoption of FIN 46
      Effective December 31, 2003, we adopted the consolidation requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the criteria for consolidation by business enterprises of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

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

Exiting of a Customer Contract
      In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer that included various non-construction services and a construction service, which was an application development project. In 2002, we began to expect that the actual cost to complete the application development project would exceed the cost estimate included in the contract with the customer. The contract provided for us to collect most of the excess of the actual cost over the cost estimate in the contract, but we expected the project to generate a loss because we did not expect to collect all of the excess. However, we did not recognize a loss on the contract at that time. As discussed below under “Revenue Recognition” in our “Critical Accounting Policies” discussion, prior to the adoption of EITF 00-21 we recorded revenue and profit on our fixed-price contracts that included both construction and non-construction services using the percentage-of-completion method of accounting. Therefore, because we expected that the contract would be profitable in the aggregate over its term, we did not recognize a loss on this contract in 2002.
      As part of our adoption of EITF 00-21 in the first quarter of 2003, we were required to separate the deliverables in the contract into multiple units of accounting. As a result, we recognized a net estimated loss on the application development project totaling approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.10 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. The $19.5 million loss on the application development project is composed of two adjustments:

•	The reversal of $8.9 million of revenue and profit that was recognized prior to January 1, 2003, to adjust our cumulative revenue from this contract to the amount that would have been recorded if we had applied the percentage-of-completion method only to the application development unit of accounting.

•	The recording of a future estimated loss of $10.6 million as of January 1, 2003, which was calculated as the difference between the estimated amount that we expected to collect from the customer and the estimated costs to complete the application development project.
      If EITF 00-21 had been in effect during 2002, the $19.5 million net estimated loss on the application development project would have had the following net impact on revenue, direct cost of services, and gross profit for the year ended December 31, 2002 (in millions):

December 31, 2002

Revenue	$(9.8)
Direct cost of services	10.6

Gross profit	$(20.4)
      In the second quarter of 2003, we were unable to reach agreement with the customer on the timing and form of payment for the excess. As a result, we exited this contract and recorded an additional $17.7 million of expense in direct cost of services in the second quarter of 2003, which consisted of the following:

•	The impairment of assets related to this contract totaling $20.7 million, including the impairment of $14.7 million of long-term accrued revenue.

•	The accrual of estimated costs to exit this contract of $3.8 million.

•	Partially offsetting the above expenses was the reversal of $6.8 million in accrued liabilities that had been recognized for future losses that we expected to incur to complete the application development project.
      We completed the services necessary to transition certain functions back to the customer during the fourth quarter of 2003. We have filed a claim in arbitration to recover amounts we believe are due under this contract, and the other party filed counterclaims. Therefore, the amount of actual loss with respect to exiting this contract may vary from our current estimates.

Comparison of 2004 to 2003

Revenue
      Revenue for 2004 increased by $312.7 million, or 21.4%, to $1,773.5 million from revenue of $1,460.8 million for 2003 due to increases in revenue from the Industry Solutions, Government Services, and Technology Services segments.
      Revenue from the Industry Solutions segment increased $140.4 million, or 11.2%, to $1,395.9 million in 2004 from $1,255.5 million in 2003. This net increase was primarily attributable to:

•	$76.5 million increase from contracts signed during 2003 for which we did not recognize a full year of revenue in 2003. This revenue includes $56.4 million and $20.1 million from contracts signed in 2003 in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$43.4 million increase from contracts signed during 2004. This revenue includes $36.3 million and $7.1 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers. The strength in healthcare new sales revenue comes from two primary factors:

—	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process outsourcing was immature. As a result, we have an established presence and brand, which we have strengthened during the past several years through internal investment in software and solutions and through acquisitions.

—	The healthcare industry today is in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. These business factors, as well as increased outsourcing activity within the markets we serve, have resulted in stronger new sales revenue.

The markets that we serve through our Commercial Solutions group have less scale, and we have been operating in these markets during a time when many of these industries have been experiencing economic pressures coupled with a mature market for technology outsourcing. Consequently, we have not experienced the same level of demand in these markets as we have in the healthcare industry.

•	$40.4 million net increase from existing accounts, short-term offerings, and project work. This net increase results from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The majority of this increase is related to contracts in the healthcare industry. The state of change in the healthcare industry has required increased system investment, which creates demand for our services. Because of the increased complexity associated with system changes and combined with a desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business.

We have also experienced increases in the markets served by our Commercial Solutions group. Within the manufacturing market and the construction and engineering market, we have experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve the efficiency of their operations.

•	$18.0 million increase from technology and business consulting services and business process services, primarily due to an increase in business volume. Both business volume and pricing directly impact our revenue and are indicators of the value we bring to customers, as well as the competitive environment for our services. Therefore, because our direct costs are relatively fixed from period-to-period, changes in utilization and billing rates can affect our profitability. For 2004, utilization increased while the average billing rate remained flat. The increase in utilization came primarily as a result of an increase in discretionary spending by our customers, which we believe is due to an overall improvement in economic conditions. Our services are typically viewed as discretionary services by our customers and tend to be tied to their level of systems investment, which varies with the rate of technology change and general economic conditions.
      Partially offsetting these increases was a $37.9 million decrease in revenue associated with three customer contract changes. As discussed above in “Exiting of a Customer Contract,” we exited an under-performing contract during the second quarter of 2003, resulting in a $25.8 million decrease in revenue in 2004 as compared to 2003. Additionally, we completed two contract renewals that resulted in a revenue reduction of $12.1 million for 2004 as compared to 2003, primarily relating to reductions in price. Although both of these contract renewals included price reductions, the circumstances for these reductions differ for the two contract renewals. For one of these renewals, we were realizing higher than normal profit margins primarily because our contract pricing included the recovery of a significant investment that was made at the beginning of the contract. When the customer was acquired by another company, we signed a new long-term services agreement with a reduced scope of services, less up-front investment, and a corresponding reduction in price. For the second renewal, the customer agreed to enter into a long-term arrangement for services that we were performing on a short-term basis. The long-term commitment reduced our risk on the contract, and therefore we reduced the price.
      Revenue from the Government Services segment increased $58.1 million, or 28.3%, to $263.2 million for 2004 from $205.1 million for 2003. This increase is primarily attributable to new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government. For the contracts underlying this revenue increase, we are providing program management, administrative, professional, and engineering services related to both a recently awarded program by the Department of Homeland Security and from existing programs where specific initiatives of the government required additional resources for 2004 as compared to 2003. Our business with the federal government may fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve. The remaining year-to-year increase is primarily attributable to the acquisition of Soza & Company, Ltd. in February 2003 as we recognized approximately $22.1 million of additional revenue in 2004 resulting from a full year of revenue in our financial statements.
      As discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements, in late December 2003 we acquired Perot Systems TSI B.V. We continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003. Revenue from this segment was $114.3 million for 2004, net of the elimination of intersegment revenue of $29.3 million.

      Revenue from UBS, our largest customer, was $276.7 million for 2004, or 15.6% of revenue. This revenue is reported within the Industry Solutions and Technology Services lines of business and is summarized in the following table (amounts in millions):

	Twelve Months Ended
	December 31

	2004	2003	Change

UBS revenue in Industry Solutions	$244.1	$242.0	0.9%
UBS revenue in Technology Services	32.6	—	*

Total revenue from UBS	$276.7	$242.0	14.3%

      * Percentage change is not meaningful.
      The increase in revenue from UBS is due primarily to the acquisition of TSI, as discussed above, which is included in the Technology Services line of business.
      Domestic revenue grew by 16.4% in 2004 to $1,471.1 million from $1,263.5 million in 2003. This increase is primarily the result of revenue growth within the Industry Solutions and Government Services segments. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced a strong demand as described above. In addition, domestic revenue growth for our Government Services segment came primarily from new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government as well as from approximately $22.1 million of additional revenue related to the acquisition of Soza & Company, Ltd. in February 2003 for which we did not recognize a full year of revenue in 2003.
      Non-domestic revenue, consisting of European and Asian operations, increased by 53.3% in 2004 to $302.4 million from $197.3 million in 2003. Asian operations generated revenue of $90.5 million in 2004 compared to $25.9 million in 2003, and this increase was primarily due to the acquisition of TSI. The largest components of our European operations are in the United Kingdom and Switzerland. In the United Kingdom, revenue for 2004 increased to $145.1 million from $107.4 million. In Switzerland, revenue for 2004 increased to $30.3 million from $28.1 million for 2003. Both of these increases in revenue were due primarily to the acquisition of TSI.

Gross Margin
      Gross margin, which is calculated as gross profit divided by revenue, for 2004 was 20.8% of revenue, which is higher than the gross margin for 2003 of 18.3%. This year-to-year increase in gross margin is primarily due to the following:

•	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform that are in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct costs of services associated with the exiting of this contract.

•	In December 2003, we acquired TSI, which increased our gross margin for 2004. TSI typically realizes higher gross margins than what we normally realize on traditional IT outsourcing contracts because of the nature of the services they provide, which are primarily offshore application development and management services and business process services.
      Partially offsetting these increases was an increase in direct costs of services of $18.4 million for associate bonus expense, which includes an increase in associate bonus expense of approximately $3.5 million that is reimbursable by our customers.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses for 2004 increased 25.8% to $236.2 million from $187.8 million in 2003. SG&A for 2004 was 13.3% of revenue, which is higher than SG&A for 2003 of 12.9% of revenue. This increase is primarily attributable to the acquisition of TSI, which added $28.8 million of SG&A expense. Included in SG&A for Technology Services is $5.6 million related to amortization of intangibles, which is expected to decline in 2005 to approximately $1.0 million. SG&A also increased due to an increase in associate bonus expense of $7.3 million and an increase of $5.1 million in expenses associated with corporate compliance and business insurance.
      During 2003, we recorded a reduction of SG&A expense of $7.3 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute.

Other Income Statement Items
      Interest expense for 2004 increased by $1.9 million as compared to 2003. This increase is primarily related to the debt we recorded on our consolidated balance sheet as of December 31, 2003, upon adoption of FIN 46.
      During 2003, we recorded a $1.9 million equity in loss of unconsolidated affiliates, which primarily represents our equity in the net loss of TSI (formerly known as HPS). TSI’s net loss in 2003 was due primarily to the recording of stock option compensation expense, which resulted from the modifications of various stock options and negatively impacted our equity in TSI’s earnings by approximately $9.3 million.
      Our effective tax rate for the year ended December 31, 2004 was 30.2%. Our effective tax rate for income before cumulative effect of changes in accounting principles for the year ended December 31, 2003 was 37.0%. The tax rate for 2004 was lower than the rate for 2003 due to the impact of our foreign operations, including Technology Services, which has tax holidays in certain Asian jurisdictions exempting specific types of income from taxation, a decrease in deferred tax asset valuation allowances of $3.2 million, and a reduction in income tax expense of $3.2 million relating to the resolution of various outstanding tax issues from prior years.

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
      To illustrate the impact of the adoption of EITF 00-21 on our financial results for 2002, we have shown in the table below the pro forma revenue, gross profit, gross margin, and net income as if EITF 00-21 had been applied during the year ended December 31, 2002 (amounts in millions):

	Year Ended December 31, 2002

		Impact from	Pro Forma
	Reported	EITF 00-21	Amounts

Revenue	$1,332.1	$(34.4)	$1,297.7
Gross profit	311.3	(45.0)	266.3
Gross margin	23.4%		20.5%
Net income	78.3	(27.9)	50.4
      The impact of EITF 00-21 on the year ended December 31, 2002, as reflected above, applied only to domestic contracts within the Industry Solutions segment.

      Revenue for 2003 increased by $163.1 million, or 12.6%, compared to pro forma 2002 revenue of $1,297.7 million. This increase in revenue is primarily due to an increase in revenue from the Government Services segment, partially offset by a decrease in revenue from the Industry Solutions segment.
      Revenue from the Industry Solutions segment decreased $37.9 million, or 2.9%, to $1,255.5 million in 2003 from $1,293.4 million in 2002 and decreased $3.5 million, or 0.3%, from pro forma revenue of $1,259.0 million in 2002. This net decrease as compared to pro forma revenue for 2002 was primarily attributable to the following items:

•	$52.2 million decrease in revenue as a result of exiting certain business relationships and under-performing delivery units during 2002, primarily in the markets served by the Commercial Solutions group. Of this decrease in revenue, $14.6 million related to fees we received in 2002 in connection with the termination of services provided through two joint ventures. One of these joint ventures was with a European telecommunications company and the other was with a European financial institution. Both of these joint ventures were terminated at the convenience of the customers, resulting in the payments to us of $14.6 million in termination fees. The remaining revenue decrease is due primarily to reduced revenue from those two joint ventures as they were terminated in 2002.

•	$7.8 million decrease from UBS to $242.0 million in 2003 from $249.8 million in 2002. This decrease is primarily attributable to cost savings efforts initiated by us and UBS. The outsourcing agreement with UBS that covers the majority of our business with UBS, prior to the amendment in 2004 discussed above, entitled us to recover our costs plus a fixed fee, with a bonus or penalty that could cause this annual fee to vary up and down by as much as 13%, depending on our level of performance as determined by UBS. We also provide additional project services to UBS. As a result, the revenue and gross profit that we derive from our UBS relationship depends on our performance and on the level of services we provide to UBS.

•	$5.1 million decrease from technology and business consulting services, due to a combination of business volume and pricing reductions. Both of these measures directly impact our revenue and are indicators of the value we bring to customers, as well as the competitive environment for our services. In addition, since our direct costs are relatively fixed from period-to-period, changes in utilization and billing rates can affect our profitability. For 2003, utilization decreased by 7%, while the average billing rate declined by 6%. The reduction to utilization came primarily as a result of reduced activity and resulting variation in demand within the consulting markets we serve. Our services tend to be tied to the level of systems investment, which varies with the rate of technology change and general economic conditions. During the past few years, weakened economic conditions have resulted in inconsistent demand for technology investment.

•	$5.0 million net decrease from existing accounts, short-term offerings, and project work that is provided to customers within our long-term account base. Within our long-term customer contracts we typically perform services above our base level of services. Given the discretionary nature of these additional services, the amount of these services that we provide to our customers may fluctuate from period to period depending on many factors, including economic conditions and specific customer needs.

•	$66.6 million increase in revenue from contracts signed during 2003. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers. These services include both business process services, such as claims processing, and technology-related services, such as IT infrastructure management, application development and maintenance, and business process re-engineering. For a few of these new customers, we are also providing proprietary software application services, including the implementation and customization of our PERADIGM health benefits administration suite of software. These new customer contracts were won primarily in competitive situations with the majority of this revenue growth coming from new contracts with customers in the healthcare industry.
      Revenue from the Government Services segment increased $166.9 million, or 436.9%, to $205.1 million for 2003 from $38.2 million for 2002. This increase is primarily attributable to the acquisition of Soza &

Company, Ltd. in February 2003, which contributed $121.2 million of revenue in 2003. The remainder of the increase is attributable to ADI Technology Corporation, which we acquired in July 2002. ADI contributed $36.4 million of additional revenue in 2003, as we recognized a full year of ADI revenue in our financial statements, and $9.3 million of existing program expansion within the Department of Homeland Security, the Department of Defense, and the civilian agencies of the federal government.
      Domestic revenue grew by 17.2% in 2003 to $1,263.5 million from $1,078.3 million in 2002, and increased as a percent of total revenue to 86.5% from 80.9% in the prior year. Domestic revenue grew by 21.0% in 2003 from pro forma 2002 domestic revenue of $1,043.9 million, and increased as a percent of total revenue to 86.5% from 80.4% of total pro forma 2002 revenue. This increase is primarily the result of domestic growth within the Industry Solutions segment and from our Government Services segment. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced a strong demand as described above. In addition, as discussed above we have acquired two companies in the government services market since July 2002, which has significantly increased our domestic revenue.
      Non-domestic revenue, consisting of European and Asian operations, decreased by 22.3% in 2003 to $197.3 million from $253.8 million in 2002 and decreased to 13.5% of total 2003 revenue from 19.1% of 2002 total revenue and 19.6% of 2002 pro forma revenue. The largest components of our European operations are in the United Kingdom and Switzerland. In the United Kingdom, revenue for 2003 decreased to $107.4 million from $119.9 million for 2002. In Switzerland, revenue for 2003 decreased to $28.1 million from $34.6 million for 2002. Asian operations generated revenue of $25.9 million in 2003 compared to $22.9 million in 2002. The majority of the revenue decrease from 2002 in our European operations is due to a revenue decline from UBS and a decrease of $41.3 million in revenue from the two joint ventures that were terminated in 2002. In addition, our service offerings for the European market are largely based on providing systems integration and application management services, which are typically tied to economic conditions. In the few years prior to and including 2003, we experienced a weak demand for technology investment in the various European countries in which we operated, primarily because of the general economic condition in Europe, which resulted in revenue declines outside of the United States in 2003 and 2002.

Gross Margin
      Gross margin for 2003 was 18.3% of revenue, which is lower than the gross margin for 2002 of 23.4% and the pro forma gross margin for 2002 of 20.5%. The following items are important in understanding the decrease in gross margin as compared to the pro forma gross margin for 2002:

•	In 2002, we recorded revenue of $14.6 million and direct cost of services of $0.9 million, resulting in gross profit of $13.7 million, associated with the termination of services provided through two joint ventures.

•	In 2002, we received a $3.0 million payment from a customer in bankruptcy reorganization that was previously believed to be unrecoverable.

•	As discussed above in “Exiting of a Customer Contract,” the pro forma gross profit for 2002 includes a reduction of $20.4 million associated with the adoption of EITF 00-21 for a contract we exited ($9.8 million as a reduction of revenue and $10.6 million as an increase in direct cost of services).

•	As discussed above in “Exiting of a Customer Contract,” in the second quarter of 2003, we recorded $17.7 million of expense in direct cost of services associated with the exiting of this contract.

•	In 2003, we recorded additional associate bonus expense of $9.9 million, which includes an increase in associate bonus expense of approximately $0.9 million that is reimbursable by our customers.

•	As discussed below in “Purchase Commitments,” in 2003 we recorded $5.6 million of expense associated with unfulfilled minimum purchase commitments.

•	In 2003, we also experienced a year over year decline in gross margin primarily due to lower up-front profitability on new contracts signed during 2003 and lower profitability from short-term consulting activities, which were partially offset by higher margins from 2003 acquisitions and improvements in long-term commercial account profitability, including an increase in profitability for certain fixed-price contracts.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses for 2003 decreased 4.0% to $187.8 million from $195.6 million in 2002. SG&A for 2003 was 12.9% of revenue, which is lower than SG&A for 2002 of 15.1% of pro forma revenue. In our analysis of SG&A for both 2003 and 2002, we identified the following items that are important in understanding this change:

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

Other Income Statement Items
      Interest income decreased by 30.0% to $2.8 million in 2003 from $4.0 million in 2002 due to a decrease in the average cash balance in 2003 as compared to 2002 and an overall decrease in interest rates.
      Equity in earnings (loss) of unconsolidated affiliates, which primarily represents our share of the earnings of HCL Perot Systems B.V. (HPS), an information technology services joint venture based in India, was a loss of $1.9 million in 2003 as compared to earnings of $4.7 million in 2002. This change from 2002 is primarily related to the following:

•	In 2003, our equity in the earnings of HPS was negatively impacted by approximately $9.3 million, which related primarily to stock option compensation expense. In 2003, the ownership structure of the HPS joint venture was modified in connection with the negotiations between us and HCL Technologies regarding our potential purchase of HCL’s equity ownership in HPS or the potential sale to HCL of our equity ownership of HPS, as it was agreed that various stock option agreements to purchase shares of HPS stock would be modified to provide for the option holders to be paid in cash the intrinsic value of the options on the transaction date. These options did not contain such a provision prior to the transaction date.

•	In 2002, HPS recorded expense to impair the goodwill related to an acquisition, which reduced our equity in earnings by approximately $1.6 million, and recorded $1.9 million of expense related to a contingent liability.
      On December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V., which now operates as our Technology Services line of business. Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. As a result, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003, and the balance of our investment in TSI at December 31, 2003, was $29.5 million. We consolidated the assets and liabilities of TSI as of December 31, 2003.
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
Expected Effect of the End of Our Outsourcing Contract with UBS
      UBS AG is our largest customer. During 2004, our UBS relationship generated $276.7 million, or 15.6%, of our revenue, which included $244.1 million of revenue and $51.2 million of gross profit from our outsourcing agreement with UBS that will end on January 1, 2007.
      We expect revenues for 2005 from our outsourcing contract with UBS to be approximately $230.0 million, and we do not believe that the revenue and gross profit from UBS will materially change during the remaining term of the outsourcing contract. As previously announced, we continue to expect that we will lose a substantial majority of our revenue and profit from UBS when our outsourcing contract with UBS ends on January 1, 2007. The impact of the expiration of the outsourcing agreement on our profits will be based in part on our ability to reduce our costs. We expect that the expiration of the outsourcing agreement likely will have a disproportionately large effect on our profitability compared to the effect on our revenues. We expect the services we provide to UBS following the end of the IT Services Agreement will include offshore services, which are provided outside the scope of the outsourcing contract and currently represent $32.6 million of annual revenue.
      We have identified several operating efficiencies that we believe could reduce the expected negative impact on our operating income from the expiration of the IT Services Agreement. We expect to realize between $50.0 million and $60.0 million of annual operating efficiencies by the end of 2007 compared to our results in 2004, including efficiencies we expect on existing fixed- and unit-priced contracts of $30.0 million by the end of 2007, reducing existing selling, general and administrative expenses by $10.0 million by the end of 2006 with approximately $5.0 million of this reduction coming from existing amortization expense during 2005, and between $10.0 million and $20.0 million of other expense reductions that we expect to realize before the conclusion of 2007. The efficiencies were developed in conjunction with our long-range planning activities. The $30.0 million of contract-related efficiencies are based on the economic structure and projections for our fixed- and unit-priced contracts. In determining our expected savings from contract efficiencies, we have, in some cases, made assumptions regarding our ability and expected cost to consolidate facilities, implement certain new information technology systems, and more efficiently staff the IT function for a customer. Some commercial outsourcing contracts are structured in a manner where the immediate savings we guarantee for a customer results in the profitability of the contract increasing over its term. We maintain and monitor these profitability projections on a regular basis. The $10.0 million of annual reductions to SG&A expense are based on objectives set as part of our cost management program. As part of the cost management program, we have established a management committee to specifically identify reductions in our SG&A expense structure. The committee has identified a number of reductions, including the reduction in amortization expense described above and certain personnel-related expenses. We have benchmarked planned SG&A expenses based on SG&A expenses for prior periods, after adjustment for the identified reductions. Material discretionary budget increases from the benchmarked amounts must be approved by a separate management committee. For the other expense reductions of between $10.0 million and $20.0 million that we expect to realize before the conclusion of 2007, we may reduce our employee-related expenses in 2007. However, if other operational results and efficiencies produce a similar amount of profit improvement, we may determine that the other expense reductions of between $10.0 million and $20.0 million are not necessary.
      We believe our ability to increase revenues will depend primarily on the success of our units focused on selling services to our healthcare market and to our Government Services and Technology Services lines of business, and we believe that we will continue to experience growth in these areas. In addition to this growth, we plan to continue adding to our capabilities through acquisitions. In expanding our business, we plan to add future SG&A at approximately 5.0% of new revenue long-term, excluding the effect of acquisitions.

Expected End of Our Outsourcing Contract with a Customer
      One of our top 10 largest customers, other than UBS, has notified us that it intends to transition the services that we provide them to its new business partner over the next two to three years. For the three years ended December 31, 2004, revenue from this customer has ranged between $66.7 million and $82.1 million, and gross profit has ranged between $15.8 million and $22.8 million. We expect that the expiration of the outsourcing agreement likely will have a disproportionately large effect on our operating income compared to the effect on our revenues.
Liquidity and Capital Resources
      We expect that existing cash and cash equivalents, expected cash flows from operating activities, and the $275.0 million available under the restated and amended revolving credit facility, which is discussed below, will provide us sufficient funds to meet our operating needs for the foreseeable future. During 2004, cash and cash equivalents increased $181.0 million as compared to decreases of $89.1 million and $46.3 million for 2003 and 2002, respectively. These changes in net cash flow between years are primarily a result of differences in the amount of cash provided by operating activities and amounts used during each year for investing activities.

Operating Activities
      Net cash provided by operating activities was $158.3 million in 2004 as compared to $102.9 million in 2003 and $60.1 million in 2002. The primary reasons for the changes in cash provided by operating activities for these three years, as described more fully below, are increases in earnings, changes in our accounts receivable balances at the end of each year, and changes in the amount of cash paid for our realignment activities, associate bonuses, income taxes, and deferred contract costs.

•	Income before cumulative effect of changes in accounting principles was $78.3 million in 2002, $51.9 million in 2003, and $94.3 million in 2004. In addition, depreciation and amortization expense, which are non-cash expenses, were $55.8 million, $35.7 million, and $30.6 million in 2004, 2003, and 2002, respectively. The increase in depreciation and amortization expense in 2004 as compared to 2003 is due primarily to depreciation and amortization expense on property, equipment, and purchased software and intangible assets associated with TSI, which was acquired in December 2003.

•	We typically collect our accounts receivable within 45 days to 60 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collections from our customers, which can vary significantly from period to period. During 2004, our revenues increased 21.4% as compared to 2003, while our days sales outstanding decreased from 48 days at December 31, 2003, to 45 days at December 31, 2004, which resulted in a $23.7 million use of cash from our accounts receivable balances. Days sales outstanding is calculated as our outstanding accounts receivable balance at the end of the year divided by revenue for the fourth quarter and multiplied by 90 days. Days sales outstanding as of December 31, 2002, was 44 days.

•	During 2004, 2003, and 2002, we made cash payments of $1.3 million, $9.1 million, and $19.8 million, respectively, in connection with our actions in 2002 and 2001 to realign our operating structure.

•	Bonuses paid to associates under our bonus plans in 2004, 2003, and 2002 (including payments of annual bonuses relating to the prior year’s bonus plan) were $46.0 million, $30.5 million, and $39.7 million, respectively. Included in the bonus amounts that were paid each year were approximately $19.2 million, $18.2 million, and $19.8 million of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.

•	During 2004, 2003, and 2002, we made net cash payments for income taxes of $16.6 million, $10.3 million, and $8.5 million, respectively.

•	During 2004, we increased our spending on deferred contract costs by approximately $24.7 million as compared to 2003. Deferred contract costs are included in other non-current assets on the consolidated balance sheets. Partially offsetting this increase in spending is an increase in deferred revenue, which is included in deferred revenue and long-term deferred revenue on the consolidated balance sheets. Prior to 2003, deferred contract costs were not significant.

Investing Activities
      Net cash used in investing activities decreased to $7.5 million for 2004 as compared to $214.7 million for 2003 and $134.0 million for 2002. These changes in cash used in investing activities are due primarily to net cash paid for acquisitions of businesses.

•	During 2004, we paid $11.9 million as additional consideration for acquisitions, including $6.3 million as additional consideration related to the acquisition of Soza, $2.7 million as additional consideration related to the acquisition of ADI, and $2.9 million as additional consideration related to the acquisition of HPS and one other company. Also during 2004 we received $37.7 million of net proceeds from the sale of marketable equity securities.

•	During 2003, we paid $188.8 million net cash for acquisitions, including $98.8 million net cash for the acquisition of HPS, $73.8 million net cash for the acquisition of Soza and $10.0 million as additional consideration related to the acquisition of ARS.

•	During 2002, we paid $97.9 million net cash for acquisitions, including $49.2 million net cash for the acquisition of Claim Services Resource Group, Inc., $37.7 million of net cash for the acquisition of ADI, and $10.0 million as additional consideration related to the acquisition of ARS.

Financing Activities
      Net cash provided by financing activities was $25.3 million for 2004, $12.0 million for 2003, and $17.0 million for 2002. During 2004 and 2002, we received more proceeds from the issuance of common stock due to the exercise of more stock options to purchase Common Stock as compared to 2003. In addition, in 2002 we repurchased more shares of our Class A Common Stock as compared to 2004 and 2003.
      We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During 2004, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances by $4.9 million, as the Indian Rupee, the Euro and the British pound strengthened against the U.S. dollar. We hedge foreign exchange exposures that are likely to significantly impact net income or working capital.
Contractual Obligations and Contingent Commitments
      The following table sets forth our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows for the periods indicated (in millions):

		2006-	2008-
	2005	2007	2009	Thereafter	Total

Operating leases	$30.4	$42.6	$28.9	$30.8	$132.7
Long-term debt (current portion)	75.5	—	—	—	75.5
Purchase commitments	15.0	—	—	—	15.0
Restructuring payments	1.7	2.1	—	—	3.8

Total	$122.6	$44.7	$28.9	$30.8	$227.0
      We discuss these contractual obligations in Note 8, “Debt,” Note 14, “Commitments and Contingencies,” and Note 19, “Realigned Operating Structure,” to the Consolidated Financial Statements, which are included herein. We also discuss purchase commitments below. Minimum lease payments related to facilities abandoned as part of our prior years’ realigned operating structures are included in the operating lease amounts above.

      The following table sets forth our significant contingent commitments for the periods indicated (in millions) and represent the maximum principal amount of such commitments:

		2006-
	2005	2007	Total

Contingent payments for acquisitions	$25.7	$4.0	$29.7
      The contingent payments for significant acquisitions are discussed below and in Note 4, “Acquisitions,” to the Consolidated Financial Statements.

Current Portion of Long-Term Debt
      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75.5 million as long-term debt at December 31, 2003, on our consolidated balance sheets. The agreement was scheduled to mature in June 2005 with one optional two year extension; however, we do not intend to extend the agreement. As a result, the amount outstanding of $75.5 million is recorded as the current portion of long-term debt on our consolidated balance sheets as of December 31, 2004. On March 3, 2005, we borrowed $76.5 million under our revolving credit facility to pay the exercise amount of $75.5 million for the purchase option under the operating lease and to pay certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.

Credit Facility
      On January 20, 2004, we entered into a three year revolving credit facility with a syndicate of banks that allows us to borrow up to $100.0 million. On March 3, 2005, we executed a restated and amended agreement that expanded the facility to $275.0 million and extended the term to 5 years. Borrowings under the credit facility will be either through revolving loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/ EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in March 2010 and requires certain financial covenants, including a debt/ EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, on March 3, 2005, we borrowed $76.5 million against the credit facility.

Purchase Commitments
      We have agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for two of the vendors, both of which expire in 2005 and total approximately $13.5 million for 2005. The contract with the third vendor requires the settlement in cash of any amount by which actual purchases for a commitment year are less than the minimum purchase commitment in the contract. In 2004 and 2003, we recorded $4.4 million and $5.6 million, respectively, of expense in direct cost of services related to such settlement payments, which includes a payment to this vendor in December 2004 for the expected shortfall for the remaining commitment year that ends March 30, 2005.

Other Commitments and Contingencies
      As discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements, we may be required to make additional payments related to two acquisitions, depending on these two companies achieving certain financial targets over designated time periods. We may be required to pay to the sellers of ADI an additional

$6.7 million in 2005, of which up to 60% may be paid in stock. In addition, we may be required to pay to the sellers of Soza an additional payment of up to $17.0 million in 2005, of which up to 70% may be paid in stock.
      As discussed in Note 11, “Termination of Business Relationships,” to the Consolidated Financial Statements, during 2003 we exited an under-performing contract. As a result of the exiting of this contract, we determined that certain contract-related assets were impaired and additional expenses would be incurred related to the exiting of this contract, resulting in a loss of $17.7 million recorded in direct cost of services. This estimated loss represents our current estimate of the loss related to exiting this contract. The amount of actual loss with respect to exiting this contract may exceed our current estimates.
Critical Accounting Policies
      The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is important to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities.
      Critical accounting policies are those that reflect significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

Revenue Recognition
      We provide services to our customers under contracts that contain various pricing mechanisms and other terms. These services include infrastructure services, applications services, business process services, and consulting services.
      Within these four categories of services, our contracts include non-construction service deliverables, including technology and back office outsourcing, and construction service deliverables, such as application development.

Accounting for Revenue in Single-Deliverable Arrangements
      Revenue for non-construction service deliverables is recognized as the services are rendered in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which provides that revenues should be recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented in the form of a signed agreement between us and the customer.
      Revenue for non-construction services priced under fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volume of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.

      Revenue for construction services that do not include a license to one of our software products is recognized in accordance with the provisions of AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we generally use the cost or hours incurred to date to measure our progress towards completion. This method relies on estimates of total expected costs or total expected hours to complete the construction service, which are compared to costs or hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenues and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of costs or hours required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenues and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
      Revenue for the sale of a license to one of our software products or the sale of services relating to a software license is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services.
      Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

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
      This adjustment also includes approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.10 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method. This contract is discussed further in Note 11, “Termination of Business Relationships,” in Notes to Consolidated Financial Statements.

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
      In arrangements for both non-construction and construction services, we may bill the customer prior to performing services, which would require us to record deferred revenue. In other arrangements, we may perform services prior to billing the customer, which could require us to record unbilled receivables or to defer the costs associated with either the non-construction or construction services, depending on the terms of the arrangement and the application of the revenue separation criteria of EITF 00-21.
      In certain arrangements we may provide consideration to the customer at the beginning of a contract as an incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract.
      As a result of our adoption of EITF 00-21, we recognized revenues of approximately $3.1 million and $0.9 million during 2004 and 2003, respectively, that were included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003. These amounts were estimated as the amount by which unbilled revenue would have been reduced in these periods for those contracts impacted by the cumulative adjustment, based on the most recent percentage-of-completion models prepared for each contract during 2003.

Contract Costs
      Costs to deliver services are expensed as incurred, with the exception of set-up costs and the cost of certain construction and non-construction services for which the related revenues must be deferred under

EITF 00-21 or other accounting literature. We defer and subsequently amortize certain set-up costs related to activities that enable the provision of contracted services to customers. Deferred contract set-up costs may include costs incurred during the set-up phase of a customer arrangement relating to data center migration, implementation of certain operational processes, employee transition, and relocation of key personnel. We amortize deferred contract set-up costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Useful lives range from three years up to a maximum of the term of the related customer contract.
      For a construction service in a single-deliverable arrangement, if the total estimated costs to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would be recorded in the period in which the loss first becomes probable. For a construction service in a multiple-deliverable arrangement, if the total estimated costs to complete the construction service exceed the amount of revenue that is allocated to the separate construction service unit of accounting (based on the relative fair value allocation, as limited to the amount that is not contingent), then the actual costs incurred to complete the construction service in excess of the allocated fair value would be deferred, up to the amount of the relative fair value, and amortized over the remaining term of the contract. A loss would be recorded on a construction service in a multiple-deliverable arrangement only if the total costs to complete the service exceeded the relative fair value of the service.
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

Year-end Bonus Plan
      One of our compensation methods is to pay to certain associates a year-end bonus, which is based on associate and team performance, our financial results, and management’s discretion. The amount of bonus expense that we record each quarter is based on several factors, including our financial performance for that quarter, our latest expectations for full year results, and management’s estimate of the amount of bonus to be paid at the end of the year. As a result, the amount of bonus expense that we record in each quarter can vary significantly.

Contingencies
      We account for claims and contingencies in accordance with Statement of Financial Accounting Standards Board No. 5, “Accounting for Contingencies.” FAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

Valuation of Goodwill and Intangibles
      Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we could incur. The determination of the value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth. If an event occurs that would cause us to revise the estimates and assumptions we used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial condition and results of operations.

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
      At December 31, 2004, we had deferred tax assets in excess of deferred tax liabilities of $41.2 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe it is more likely than not that only $29.2 million of such assets will be realized, resulting in a valuation allowance at December 31, 2004, of $12.0 million relating primarily to certain foreign jurisdictions. On a quarterly basis, we evaluate the need for and adequacy of this valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
      We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for amounts that may be repatriated under Section 965 of the American Jobs Creation Act of 2004 (the Act), we intend to either permanently reinvest our non-U.S. earnings or remit such earnings in a tax-free manner. The Act was signed into law on October 22, 2004, and provides a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85 percent dividends received deduction for certain dividends from foreign subsidiaries, which results in an effective U.S. federal tax rate on the dividends of 5.25%. All funds repatriated under the Act must be invested in the U.S. under a qualifying domestic reinvestment plan approved by our management and Board of Directors. Our management has not adopted a reinvestment plan and has not determined the amount of non-U.S. earnings to be repatriated in 2005. As a result, we cannot reasonably estimate the potential range of income tax effects of repatriation at the date of issuance of our consolidated financial statements, and, as provided for in FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” no income tax expense related to our possible repatriation has been recorded as of December 31, 2004. We expect to finalize our assessment of the Act by the end of the third quarter of 2005. However, a preliminary analysis suggests we may repatriate up to $50.0 million of cash and incur up to approximately $3.0 million of additional tax expense in 2005.
      The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $186.4 million at December 31, 2004, and $146.7 million at December 31, 2003. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and, unless distributed under Section 965 are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.
      Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate. We are subject to income tax audits by federal, state, and foreign tax authorities. These audits may result in additional tax liabilities. Changes to our recorded income tax liabilities resulting from the resolution of open tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Significant Accounting Standards to be Adopted

Statement of Financial Accounting Standards Board No. 123R
      In December 2004, the FASB issued Statement of Financial Accounting Standards Board No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of FAS 123R are effective for fiscal periods beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the period ending December 31, 2004, net income would have been reduced by approximately $18.0 million. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after July 1, 2005 and any awards that are not fully vested as of June 30, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.
Related Party Transactions
      We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract will expire on April 1, 2006. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2004, 2003 and 2002, we recorded revenue of $1.6 million, $1.4 million, and $1.5 million and direct cost of services of $1.2 million, $1.0 million, and $1.0 million, respectively. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.
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
      In the ordinary course of business, we enter into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. We generally manage these transactions by ensuring that costs to service these contracts are incurred in the same currency in which revenue is received. By matching revenues and costs to the same currency, we have been able to substantially mitigate foreign currency risk to earnings. We use foreign currency forward contracts or options to hedge exposures arising from these transactions when necessary. We do not foresee changing our foreign currency exposure management strategy. Our hedging activities expanded in 2004 due to increased foreign currency exposures resulting from our acquisition of the remaining interests in Perot Systems TSI B.V.
      During 2004, 17.1%, or $302.4 million of our revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change revenue by 1.7%, or $30.2 million. In our opinion, a substantial portion of this fluctuation would be offset by expenses incurred in local currency.
      At December 31, 2004, we had approximately $86.4 million of cash and cash equivalents denominated in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data
      Index to Consolidated Financial Statements and Financial Statement Schedules

Consolidated Financial Statements
      Financial Statement Schedule II, “Valuation and Qualifying Accounts,” is submitted as Exhibit 99.1 to this Annual Report on Form 10-K.
      Schedules other than that listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.
      Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2004, based on the criteria in Internal Control — Integrated Framework issued by COSO.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Dated: March 9, 2005

Peter A. Altabef President and Chief Executive Officer	Russell Freeman Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Perot Systems Corporation:
      We have completed an integrated audit of Perot Systems Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for multiple deliverable revenue arrangements and for variable interest entities during 2003. As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other identifiable intangible assets during 2002.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 9, 2005

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2004 and 2003

	2004	2003

	(Dollars and shares
	in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$304,786	$123,770
Short-term investments	—	37,599
Accounts receivable, net	233,875	208,244
Prepaid expenses and other	33,677	26,101
Deferred income taxes	18,243	26,269

Total current assets	590,581	421,983
Property, equipment and purchased software, net	144,425	142,836
Goodwill	359,033	347,576
Deferred contract costs, net	48,459	13,419
Other non-current assets	81,113	84,783

Total assets	$1,223,611	$1,010,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$75,498	$—
Accounts payable	34,114	27,063
Deferred revenue	22,603	14,576
Accrued compensation	65,706	40,197
Income taxes payable	34,306	27,034
Accrued and other current liabilities	98,321	98,173

Total current liabilities	330,548	207,043
Long-term debt	—	75,498
Long-term deferred revenue	25,561	9,485
Other non-current liabilities	5,468	5,792

Total liabilities	361,577	297,818

Commitments and contingencies
Stockholders’ equity:
Preferred Stock; par value $.01; authorized 5,000 shares; none issued	—	—
Class A Common Stock; par value $.01; authorized 300,000 shares; issued and outstanding 113,531 and 109,262 shares, respectively	1,135	1,093
Class B Convertible Common Stock; par value $.01; authorized 24,000 shares; issued and outstanding 3,742 and 3,042 shares, respectively	38	30
Additional paid-in capital	478,266	421,847
Retained earnings	382,962	288,615
Deferred compensation	(9,761)	(3,814)
Accumulated other comprehensive income	9,306	5,368
Other stockholders’ equity	88	(360)

Total stockholders’ equity	862,034	712,779

Total liabilities and stockholders’ equity	$1,223,611	$1,010,597

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(Dollars and shares in thousands,
	except per share data)
Revenue	$1,773,452	$1,460,751	$1,332,145
Direct cost of services	1,405,153	1,193,515	1,020,889

Gross profit	368,299	267,236	311,256
Selling, general and administrative expenses	236,233	187,874	195,545

Operating income	132,066	79,362	115,711
Interest income	2,965	2,765	4,021
Interest expense	(2,023)	(161)	(92)
Equity in earnings (loss) of unconsolidated affiliates	—	(1,910)	4,677
Other income (expense), net	2,236	2,300	(2,121)

Income before taxes	135,244	82,356	122,196
Provision for income taxes	40,897	30,486	43,908

Income before cumulative effect of changes in accounting principles	94,347	51,870	78,288
Cumulative effect of changes in accounting principles, net of tax:
Adoption of EITF 00-21	—	(42,959)	—
Adoption of FIN 46	—	(6,405)	—

Net income	$94,347	$2,506	$78,288

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.82	$0.47	$0.74
Cumulative effect of changes in accounting principles, net of tax	—	(0.45)	—

Net income	$0.82	$0.02	$0.74

Weighted average common shares outstanding	115,203	110,573	106,309
Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.78	$0.45	$0.68
Cumulative effect of changes in accounting principles, net of tax	—	(0.43)	—

Net income	$0.78	$0.02	$0.68

Weighted average diluted common shares outstanding	120,532	115,334	115,429
Pro forma amounts assuming the accounting changes had been applied retroactively:
Net income	$94,347	$49,831	$48,360
Basic earnings per common share	$0.82	$0.45	$0.45
Diluted earnings per common share	$0.78	$0.43	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2004, 2003 and 2002

	Shares of					Accumulated
	Common		Additional			Other		Total
	Stock	Common	Paid-in	Retained	Deferred	Comprehensive		Stockholders’
	Issued	Stock	Capital	Earnings	Compensation	Income (Loss)	Other*	Equity

	(Dollars and shares in thousands)
Balance at January 1, 2002	102,023	$1,020	$331,057	$207,821	$(1,410)	$(7,455)	$(264)	$530,769
Issuance of Class A shares related to acquisitions	703	7	13,880	—	—	—	—	13,887
Issuance of Class A shares under incentive plans (454 shares, including 132 shares from treasury)	322	4	3,662	—	—	—	1,512	5,178
Exercise of stock options for Class A shares (2,896 shares, including 672 shares from treasury)	2,224	22	7,549	—	—	—	5,394	12,965
Exercise of stock options for Class B shares	3,392	34	12,346	—	—	—	—	12,380
Class A shares repurchased (650 shares)	—	—	—	—	—	—	(6,906)	(6,906)
Tax benefit of stock options exercised	—	—	24,082	—	—	—	—	24,082
Deferred compensation, net, and other	—	—	245	—	106	—	159	510
Net income	—	—	—	78,288	—	—	—	78,288
Other comprehensive income, net of tax:
Change in net unrealized holding gains on marketable equity securities, net of tax	—	—	—	—	—	(401)	—	(401)
Translation adjustment	—	—	—	—	—	5,834	—	5,834

Comprehensive income	—	—	—	—	—	—	—	83,721

Balance at December 31, 2002	108,664	$1,087	$392,821	$286,109	$(1,304)	$(2,022)	$(105)	$676,586
Issuance of Class A shares under incentive plans	622	6	5,589	—	—	—	—	5,595
Class A shares repurchased (41 shares)	—	—	—	—	—	—	(44)	(44)
Exercise of stock options for Class A shares (2,359 shares, including 41 shares from treasury)	2,318	23	10,187	—	—	—	44	10,254
Exercise of stock options for Class B shares	700	7	2,548	—	—	—	—	2,555
Tax benefit of stock options exercised	—	—	6,789	—	—	—	—	6,789
Deferred compensation, net, and other	—	—	3,913	—	(2,510)	—	(255)	1,148
Net income	—	—	—	2,506	—	—	—	2,506
Other comprehensive income, net of tax:
Change in net unrealized holding gains on marketable equity securities, net of tax	—	—	—	—	—	53	—	53
Translation adjustment	—	—	—	—	—	7,337	—	7,337

Comprehensive income	—	—	—	—	—	—	—	9,896

Balance at December 31, 2003	112,304	$1,123	$421,847	$288,615	$(3,814)	$5,368	$(360)	$712,779
Issuance of Class A shares related to acquisitions	815	8	10,897	—	—	—	—	10,905
Issuance of Class A shares under incentive plans	552	6	6,377	—	—	—	—	6,383
Class A shares repurchased (9 shares)	—	—	—	—	—	—	(18)	(18)
Exercise of stock options for Class A shares (2,911 shares, including 9 shares from treasury)	2,902	29	16,674	—	—	—	18	16,721
Exercise of stock options for Class B shares	700	7	2,548	—	—	—	—	2,555
Tax benefit of stock options exercised	—	—	9,255	—	—	—	—	9,255
Purchase of equity held by minority shareholders of Perot Systems TSI B.V. and replacement of outstanding TSI stock options, net	—	—	4,863	—	(1,013)	—	—	3,850
Deferred compensation, net, and other	—	—	5,805	—	(4,934)	—	448	1,319
Net income	—	—	—	94,347	—	—	—	94,347
Other comprehensive income, net of tax:
Change in net unrealized holding gains on marketable equity securities, net of tax	—	—	—	—	—	217	—	217
Translation adjustment	—	—	—	—	—	3,721	—	3,721

Comprehensive income	—	—	—	—	—	—	—	98,285

Balance at December 31, 2004	117,273	$1,173	$478,266	$382,962	$(9,761)	$9,306	$88	$862,034

*	The Other balance includes treasury stock transactions and stock transactions that are pending completion.
The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$94,347	$2,506	$78,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,756	35,749	30,625
Cumulative effect of changes in accounting principles, net of tax	—	49,364	—
Impairment of assets related to exiting a contract	—	13,910	—
Equity in (earnings) loss of unconsolidated affiliates	—	1,910	(4,677)
Change in deferred income taxes	9,976	11,050	20,659
Other non-cash items	(1,855)	(6,327)	5,366
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(23,690)	10,785	22,192
Prepaid expenses	(2,377)	(1,738)	3,637
Long-term accrued revenue	1,417	(7,340)	(40,486)
Other current and non-current assets	(41,692)	(21,706)	(18,532)
Accounts payable and accrued liabilities	3,757	(10,081)	(30,578)
Deferred revenue	7,834	8,340	5,484
Accrued compensation	24,583	9,192	(11,630)
Income taxes	14,310	9,257	12,748
Long-term deferred revenue	16,076	9,485	—
Other current and non-current liabilities	(174)	(11,479)	(13,045)

Total adjustments	63,921	100,371	(18,237)

Net cash provided by operating activities	158,268	102,877	60,051

Cash flows from investing activities:
Purchases of property, equipment and software	(33,268)	(28,398)	(36,923)
Net proceeds from sale of marketable equity securities	37,725	1,096	540
Acquisitions of businesses, net of cash acquired of $0, $15,067 and $10,328, respectively	(11,903)	(188,763)	(97,862)
Other	(29)	1,326	239

Net cash used in investing activities	(7,475)	(214,739)	(134,006)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,471	12,650	23,572
Proceeds from issuance of treasury stock	—	—	2,003
Purchases of treasury stock	(18)	(44)	(6,906)
Other	(141)	(582)	(1,680)

Net cash provided by financing activities	25,312	12,024	16,989

Effect of exchange rate changes on cash and cash equivalents	4,911	10,747	10,649

Net increase (decrease) in cash and cash equivalents	181,016	(89,091)	(46,317)
Cash and cash equivalents at beginning of year	123,770	212,861	259,178

Cash and cash equivalents at end of year	$304,786	$123,770	$212,861

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies
      Perot Systems Corporation, a Delaware corporation, is a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, and these services include technology outsourcing, business process outsourcing, development and integration of systems and applications, and business and technology consulting services. Our significant accounting policies are described below.

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
      As discussed in Note 4, “Acquisitions,” prior to December 31, 2003, we accounted for our investment in HCL Perot Systems B.V. (HPS) using the equity method. In connection with our acquisition of HCL Technologies’ shares in HPS, we consolidated all assets and liabilities of HPS on December 31, 2003, and renamed HPS as Perot Systems TSI B.V., which now operates as our Technology Services line of business. As of December 31, 2004, we have no significant investments in unconsolidated companies. No dividends or distributions were received from investments in unconsolidated affiliates in 2003. The amount of cumulative undistributed earnings from investments in unconsolidated affiliates recorded in retained earnings was $30,948 at December 31, 2002.

Use of estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, impairments of goodwill, long-lived, and intangible assets, accrued liabilities, income taxes, restructuring costs, and loss contingencies associated with litigation and disputes.
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

Revenue recognition
      We provide services to our customers under contracts that contain various pricing mechanisms and other terms. These services generally fall into one of the following categories:

•	Infrastructure services — includes data center management, web hosting and internet access, desktop solutions, messaging services, network management, program management, and security. The fees under these arrangements are generally based on the level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed-price for contracted services, or on a contracted per-unit price for each unit of service delivered. The term of our outsourcing contracts generally range between five and ten years.

•	Applications services — includes application development and maintenance, and application systems migration and testing. The fees under these arrangements are generally based on the level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed-price for contracted services, or on a contracted per-unit price for each unit of service delivered. The term of our applications services contracts varies based on the complexity of the services provided and the customers’ needs.

•	Business process services — includes services such as claims processing, call center management, energy management, payment and settlement management, security, services to improve the collection of receivables, and engineering services. The fees under these arrangements are generally based on the level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed-price for contracted services, or on a contracted per-unit price for each unit of service delivered. The term of our business process services contracts generally range from month-to-month to five years.

•	Consulting services — includes services such as strategy consulting, enterprise consulting, technology consulting, and research. The fees for these services are generally based on a contracted level-of-effort incurred in delivering the services, including cost plus and time and materials fee arrangements, and on a contracted fixed-price. The term of our consulting contracts varies based on the complexity of the services provided and the customers’ needs.
      Within these four categories of services, our contracts include non-construction service deliverables, including technology and back office outsourcing, and construction service deliverables, such as application development.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

Accounting for Revenue in Single-Deliverable Arrangements
      Revenue for non-construction service deliverables is recognized as the services are rendered in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which provides that revenues should be recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented in the form of a signed agreement between us and the customer.
      Revenue for non-construction services priced under fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volume of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.
      Revenue for construction services that do not include a license to one of our software products is recognized in accordance with the provisions of AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we generally use the cost or hours incurred to date to measure our progress towards completion. This method relies on estimates of total expected costs or total expected hours to complete the construction service, which are compared to costs or hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenues and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of costs or hours required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenues and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
      Revenue for the sale of a license to one of our software products or the sale of services relating to a software license is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services.
      Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

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
      This adjustment also includes approximately $19,500 (approximately $12,090, net of the applicable income tax benefit), or $0.10 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method. This contract is discussed further in Note 11, “Termination of Business Relationships.”

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
      In arrangements for both non-construction and construction services, we may bill the customer prior to performing services, which would require us to record deferred revenue. In other arrangements, we may perform services prior to billing the customer, which could require us to record unbilled receivables or to defer the costs associated with either the non-construction or construction services, depending on the terms of the arrangement and the application of the revenue separation criteria of EITF 00-21.
      In certain arrangements we may pay consideration to the customer at the beginning of a contract as an incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract.
      As a result of our adoption of EITF 00-21, we recognized revenues of approximately $3,124 and $904 during 2004 and 2003, respectively, that were included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003. These amounts were estimated as the amount by which unbilled revenue would have been reduced in these periods for those contracts impacted by the cumulative adjustment, based on the most recent percentage-of-completion models prepared for each contract during 2003.

Contract costs
      Costs to deliver services are expensed as incurred, with the exception of set-up costs and the cost of certain construction and non-construction services for which the related revenues must be deferred under EITF 00-21 or other accounting literature. We defer and subsequently amortize certain set-up costs related to activities that enable the provision of contracted services to customers. Deferred contract set-up costs may include costs incurred during the set-up phase of a customer arrangement relating to data center migration, implementation of certain operational processes, employee transition, and relocation of key personnel. We amortize deferred contract set-up costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Useful lives range from three years up to a maximum of the term of the related customer contract.
      For a construction service in a single-deliverable arrangement, if the total estimated costs to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would generally be recorded in the period in which the loss first becomes probable. For a construction service in a multiple-deliverable arrangement, if the total estimated costs to complete the construction service exceed the amount of revenue that is allocated to the separate construction service unit of accounting (based on the relative fair value allocation, as limited to the amount that is not contingent), then the actual costs incurred to complete the construction service in excess of the allocated fair value would be deferred, up to the amount of the relative fair value, and amortized over the remaining term of the contract. A loss would be recorded on a construction service in a multiple-deliverable arrangement only if the total costs to complete the service exceeded the relative fair value of the service.
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

Year-end bonus plan
      One of our compensation methods is to pay to certain associates a year-end bonus, which is based on associate and team performance, our financial results, and management’s discretion. The amount of bonus expense that we record each quarter is based on several factors, including our financial performance for that quarter, our latest expectations for full year results, and management’s estimate of the amount of bonus to be paid at the end of the year. As a result, the amount of bonus expense that we record in each quarter can vary significantly.

Contingencies
      We account for claims and contingencies in accordance with Statement of Financial Accounting Standards Board No. 5, “Accounting for Contingencies.” FAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

Research and development costs
      Research and development costs are charged to expense as incurred and were $2,658, $4,086 and $4,799 in 2004, 2003 and 2002, respectively.

Property, equipment and purchased software
      Buildings are stated at cost and are depreciated on a straight-line basis using estimated useful lives of 20 to 30 years. Computer equipment and furniture are stated at cost and are depreciated on a straight-line basis using estimated useful lives of one to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Purchased software that is utilized either internally or in providing services is capitalized at cost and amortized on a straight-line basis over the lesser of its useful life or the term of the related contract.
      Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the consolidated income statements. Expenditures for repairs and maintenance are expensed as incurred.

Capitalized software development costs
      We capitalize internal software development costs in accordance with Statement of Financial Accounting Standards Board No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. We cease capitalization

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
and begin amortization of internally developed software when the product is made available for general release to customers and thereafter, any maintenance and customer support is charged to expense as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software of three to five years, but amortization may be accelerated to ensure that the software costs are amortized in a manner consistent with the anticipated timing of product revenue. We continually evaluate the recoverability of capitalized software development costs which are reported at the lower of unamortized cost or net realizable value.
      We also capitalize internal software development costs in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occurs in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs on a product-by-product basis using a straight-line basis over the estimated useful lives of three to five years.

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
      Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit to its carrying value. Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit. This implied fair value is then compared with the carrying amount of the goodwill of the reporting unit, and, if it is less, then we would recognize an impairment loss.

Impairment of long-lived assets
      Long-lived assets and intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to the projected future discounted cash flows.

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
      At December 31, 2004, we had deferred tax assets in excess of deferred tax liabilities of $41,264. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe it is more likely than not that only $29,245 of such assets will be realized, resulting in a valuation allowance at December 31, 2004, of $12,019 relating primarily to certain foreign jurisdictions. On a quarterly basis, we evaluate the need for and adequacy of this valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
      We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for amounts that may be repatriated under Section 965 of the American Jobs Creation Act of 2004 (the Act), we intend to either permanently reinvest our non-U.S. earnings or remit such earnings in a tax-free manner. The Act was signed into law on October 22, 2004, and provides a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85 percent dividends received deduction for certain dividends from foreign subsidiaries, which results in an effective U.S. federal tax rate on the dividends of 5.25%. All funds repatriated under the Act must be invested in the U.S. under a qualifying domestic reinvestment plan approved by our management and Board of Directors. Our management has not adopted a reinvestment plan and has not determined the amount of non-U.S. earnings to be repatriated in 2005. As a result, we cannot reasonably estimate the potential range of income tax effects of repatriation at the date of issuance of our consolidated financial statements, and, as provided for in FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” no income tax expense related to our possible repatriation has been recorded as of December 31, 2004. We expect to finalize our assessment of the Act by the end of the third quarter of 2005. However, a preliminary analysis suggests we may repatriate up to $50,000 of cash and incur up to approximately $3,000 of additional tax expense in 2005.
      The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $186,380 at December 31, 2004, and $146,691 at December 31, 2003. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and, unless distributed under Section 965 are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.
      Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate. We are subject to income tax audits by federal, state, and foreign tax authorities. These audits may result in additional tax liabilities. Changes to our recorded income tax liabilities resulting from the resolution of open tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

Foreign operations
      The consolidated balance sheets include foreign assets and liabilities of $162,430 and $92,083, respectively, as of December 31, 2004, and $121,175 and $82,320, respectively, as of December 31, 2003.
      Assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at current exchange rates as of the respective balance sheet date, and revenue and expenses are translated at average exchange rates during each reporting period. Translation gains and losses are recorded as a component of accumulated other comprehensive income on the consolidated balance sheets.
      We periodically enter into forward contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward contracts generally have maturities that do not exceed three months.
      The net foreign currency transaction gains (losses) reflected in other income (expense), net, in the consolidated income statements, were ($816), $434, and $123 for the years ended December 31, 2004, 2003, and 2002, respectively.

Concentrations of credit risk
      Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash equivalents, short-term investments, and accounts receivable. Our cash equivalents consist primarily of short-term money market deposits. We have deposited our cash equivalents and short-term investments with reputable financial institutions, from which we believe the risk of loss to be remote. We have accounts receivable from customers engaged in various industries including banking, insurance, healthcare, manufacturing, telecommunications, travel and energy, as well as government customers in defense, and other governmental agencies, and are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, which may impact accounts receivable. Generally, we do not require collateral from our customers. We do not believe that any single customer, industry or geographic area represents significant credit risk.
      No customer accounted for 10% or more of our total accounts receivable (including accounts receivable recorded in both accounts receivable, net, and long-term accrued revenue) at December 31, 2004 or at December 31, 2003.

Financial instruments
      The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair value. Fair values are based primarily on current prices for those or similar instruments.
      We use derivative financial instruments for the purpose of hedging specific exposures as part of our risk management program and hold all derivatives for purposes other than trading. To date, our use of such instruments has been limited to foreign currency forward contracts. We do not currently utilize hedge accounting with regard to these derivatives and record all gains and losses associated with such derivatives in the earnings of the appropriate period. In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we record the net fair value of the derivatives in accounts receivable, net, on the consolidated balance sheets.
      We account for our short-term investments in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification of short-term investments at the time of purchase and re-evaluate such designation at each balance sheet date. All of our short-term investments have been classified as available-for-sale and are carried at fair value, with unrealized

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
holding gains and losses, net of taxes, reported as a component of accumulated other comprehensive income on the consolidated balance sheets. Realized gains and losses are recorded based on the specific identification method. As of December 31, 2004, we had no short-term investments.

Treasury stock
      Treasury stock transactions are accounted for under the cost method. Repurchased treasury stock will be utilized for employee stock plans, acquisitions, and other uses. At December 31, 2004, 2003, and 2002, we had no shares in treasury.

Stock-based compensation
      As permitted by FAS 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have implemented the disclosure-only provisions of FAS 123 and FAS 148. Had we elected to adopt the expense recognition provisions of FAS 123, the impact on net income and earnings per share would have been as follows:

	2004	2003	2002

Net income (loss)
As reported	$94,347	$2,506	$78,288
Add: stock-based compensation expense included in reported net income, net of related tax effects	1,107	817	—
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(19,103)	(16,922)	(14,897)

Pro forma	$76,351	$(13,599)	$63,391
Basic earnings (loss) per common share
As reported	$0.82	$0.02	$0.74
Pro forma	$0.66	$(0.12)	$0.60
Diluted earnings (loss) per common share
As reported	$0.78	$0.02	$0.68
Pro forma	$0.64	$(0.12)	$0.58
      With the exception of approximately 500 stock options granted below fair value related to an acquisition and a limited number of other stock options, all options that we granted in 2004, 2003, and 2002 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. Typically, options either vest ratably over the vesting period, vest at the end of the vesting period, or vest based on the attainment of various criteria. Prior to our initial public offering, the fair value of each option grant was estimated on the grant date using the Minimum Value Stock option-pricing model. Subsequent to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
this date, we utilized the Black-Scholes option pricing model. The assumptions used for each period are as follows:

	2004	2003	2002

Weighted average risk free interest rates	3.1%	2.4%	2.8%
Weighted average life (in years)	3.2	3.5	3.2
Volatility	43%	53%	58%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$6.04	$4.90	$5.25
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

Significant Accounting Standards to be Adopted

Statement of Financial Accounting Standards Board No. 123R
      In December 2004, the FASB issued Statement of Financial Accounting Standards Board No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of FAS 123R are effective for fiscal periods beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the period ending December 31, 2004, net income would have been reduced by approximately $17,996. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after July 1, 2005 and any awards that are not fully vested as of June 30, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

2.	Accounts Receivable
      Accounts receivable, net, consists of the following as of December 31:

	2004	2003

Amounts billed	$155,015	$128,259
Amounts to be invoiced	70,280	62,798
Recoverable costs and profits	8,850	9,741
Other	5,311	12,077
Allowance for doubtful accounts	(5,581)	(4,631)

	$233,875	$208,244

      With regard to amounts billed, allowances for doubtful accounts are provided based primarily on specific identification where less than full recovery of accounts receivable is expected. Amounts to be invoiced represent revenue contractually earned for services performed that are invoiced to the customer primarily in the following month. Recoverable costs and profits represent amounts recognized as revenue that have not yet been billed in accordance with the contract terms but are anticipated to be billed within one year. Other accounts receivable primarily represents amounts to be reimbursed by customers for the purchase of third party products and services that are not recorded as revenue or direct cost of services.

3.	Property, Equipment and Purchased Software
      Property, equipment and purchased software, net, consist of the following as of December 31:

	2004	2003

Owned assets:
Land and buildings	$87,245	$81,439
Computer equipment	61,775	56,202
Furniture and equipment	46,498	45,307
Leasehold improvements	29,983	25,733
Automobiles	170	151

	225,671	208,832
Less accumulated depreciation and amortization	(100,331)	(87,196)

	125,340	121,636

Assets under capital lease:
Computer equipment and furniture	117	117
Less accumulated depreciation and amortization	(79)	(49)

	38	68

Purchased software	52,002	49,950
Less accumulated amortization	(32,955)	(28,818)

	19,047	21,132

Total property, equipment and purchased software, net	$144,425	$142,836

      Depreciation and amortization expense for property, equipment and purchased software was $38,029, $28,702 and $28,394 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
depreciation and amortization expense for 2004 as compared to 2003 and 2002 results primarily from our acquisition of Perot Systems TSI B.V. on December 19, 2003. During 2004, we recorded additional depreciation expense of $5,634 related to TSI’s property, equipment, and purchased software assets. In addition, we adopted FIN 46 on December 31, 2003, pursuant to which we consolidated the variable interest entity from which we were leasing the use of land and office buildings in Plano, Texas. During 2004, we recorded approximately $3,160 of additional depreciation expense associated with these assets.

4.	Acquisitions

Perot Systems TSI B.V.
      In 1996, we entered into a joint venture with HCL Technologies whereby we each owned 50% of HCL Perot Systems B.V. (HPS), an information technology services company based in India. On December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V., which now operates as our Technology Services line of business. This transaction was accounted for as a step acquisition under the purchase method of accounting. TSI specializes in business transformation and application outsourcing and currently serves customers in the United Kingdom, Singapore, Switzerland, Germany, India, Thailand, Malaysia, Japan, Australia and the United States. As a result of the acquisition, we expanded the geographical areas in which we provide services and broadened our customer base in our application development service offering.
      Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. Therefore, to simplify the process of consolidating TSI, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003. The balance of our investment in TSI immediately prior to their consolidation was $29,495. We consolidated the assets and liabilities of TSI as of December 31, 2003. Accordingly, the TSI assets acquired and liabilities assumed are included in our consolidated balance sheets at December 31, 2003. TSI provided us subcontractor services totaling $31,262 and $26,267 for the years ended December 31, 2003 and 2002, respectively.
      The consideration paid in 2003 for the equity interests in TSI held by HCL Technologies and certain minority interest holders was $98,834 in cash (including acquisition costs and net of $12,667 of cash acquired). During 2004, we granted stock options to purchase approximately 500 shares of our common stock at exercise prices below fair value in exchange for the outstanding stock options of TSI. As a result, we recorded $4,863 as additional paid-in capital relating to the fair value of the stock options granted, $2,942 as additional goodwill, and $1,921 as deferred compensation, which is not additional purchase price consideration. In addition, during 2004 we repurchased the remaining outstanding shares of TSI held by minority interests for $2,900 in cash, recorded additional goodwill of $2,572, and settled the minority interest liability of $328, and we recorded $237 in other adjustments to total consideration that increased goodwill.
      During 2004, we also completed the appraisals of the acquired tangible and intangible assets, which resulted in an increase to the value allocated to land of $3,984, the recording of acquired intangibles of $7,650, other reductions to net assets acquired of $224, and a net reduction to goodwill of $11,410. The excess purchase price over net assets acquired of $66,700 was recorded as goodwill on the consolidated balance sheets, was assigned to the Technology Services segment, and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The following table summarizes the adjusted fair values of the TSI assets acquired and liabilities assumed at the date of acquisition and the reversal of our historical investment balance.

As of
December 31, 2003

Current assets	$85,957
Property, equipment and purchased software, net	25,700
Goodwill	66,700
Identifiable intangible assets	7,650
Other non-current assets	4,237

190,244
Current liabilities	(40,321)
Other non-current liabilities	(2,848)
Reversal of our investment balance	(29,495)

Purchase consideration	$117,580

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

Soza & Company, Ltd.
      On February 20, 2003, we acquired all of the outstanding shares of Soza & Company, Ltd., a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, we increased our customer base and service offerings in the Government Services reporting segment.
      The initial purchase price for Soza was $73,765 in cash (net of $2,897 in cash acquired), $5,000 of which is being held in an escrow account for up to two years. The purchase agreement contains provisions that include additional payments of up to $32,000, which are dependent on Soza achieving certain annual financial targets in 2003 and 2004. At our discretion, up to 70% of this additional consideration may be settled in our Class A Common Stock. During 2004, it was determined that Soza met the financial target for 2003, and we paid $14,898 of additional consideration, consisting of $6,318 in cash and $8,580 in the form of 641 shares of our Class A Common stock. In addition, during 2004 we increased the values of certain tax assets that we had purchased in the Soza acquisition by $3,636, which reduced the amount of purchase price allocated to goodwill by the same amount. The maximum amount of additional consideration that we may pay in 2005 relating to Soza’s financial performance for 2004 is $17,000.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The results of operations of Soza and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The final allocation of the excess of the purchase price over the net assets acquired is pending the potential additional payments during 2005; however, the estimated excess purchase price over net assets acquired of $65,377 as of December 31, 2004, was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment and is not deductible for tax purposes. Additional payments made in 2005 will be recorded as additional goodwill in the Government Services segment.
      The following table summarizes the adjusted fair values of the Soza assets acquired and liabilities assumed at the date of acquisition.

As of
February 20, 2003

Current assets	$31,960
Property, equipment and purchased software, net	1,833
Goodwill	65,377
Identifiable intangible assets	12,200
Other non-current assets	6,696

118,066
Current liabilities	(21,424)
Other non-current liabilities	(5,081)

Total consideration paid as of December 31, 2004	$91,561

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

ADI Technology Corporation
      On July 1, 2002, we acquired all of the outstanding shares of ADI Technology Corporation, a professional services company that provides technical, information, and management disciplines to the Department of Defense and other governmental agencies. As a result of the acquisition, we expanded into a Government Services reporting segment.
      The initial purchase price for ADI was $37,720 in cash (net of $45 in cash acquired). The purchase agreement contains provisions that include additional payments of up to $15,000, which are dependent on ADI achieving certain annual financial targets in 2002 through 2004. At our discretion, up to 60% of this additional consideration may be settled in our Class A Common Stock. During 2003, it was determined that ADI met

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
the financial target for 2002, and we paid $907 of additional cash consideration, which was net of a contractual purchase price adjustment of $2,093. During 2004, it was determined that ADI met the financial target for 2003, and we paid $5,001 of additional consideration, consisting of $2,676 in cash and $2,325 in the form of 175 shares of our Class A Common stock. The maximum amount of additional consideration that we may pay in 2005 relating to ADI’s financial performance for 2004 is $6,700.
      The results of operations of ADI and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The final allocation of the excess of the purchase price over the net assets acquired is pending the potential additional payment during 2005; however, the estimated excess purchase price of $31,915 as of December 31, 2004, was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment, and is not deductible for tax purposes. Additional payments made in 2005 will be recorded as additional goodwill in the Government Services segment.
      The following table summarizes the adjusted fair values of the ADI assets acquired and liabilities assumed at the date of acquisition.

As of
July 1, 2002

Current assets	$17,549
Property, equipment and purchased software, net	2,478
Goodwill	31,915
Identifiable intangible assets	2,393

54,335
Current liabilities	(10,390)
Other non-current liabilities	(272)

Total consideration paid as of December 31, 2004	$43,673

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of 2002:

2002

(Unaudited)
Revenue	$1,368,597
Income before taxes	123,998
Net income (loss)	79,462
Basic earnings (loss) per common share	0.75
Diluted earnings (loss) per common share	0.69
      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2002, nor are they indicative of future operations of the combined companies under our ownership and management.

Claim Services Resource Group, Inc.
      On January 1, 2002, we acquired all of the outstanding shares of Claim Services Resource Group, Inc., a company that provides claims processing and related services to the health insurance and managed care customers in the healthcare industry. As a result of the acquisition, we expanded our business process capabilities available to our customers. Total consideration included $49,151 in cash (net of $10,328 of cash

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
acquired) and $3,131 in the form of 154 shares of our Class A Common Stock and was based on the estimated enterprise value of the acquired corporation. The results of operations of CSRG and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The excess of the purchase price over the net assets acquired of $52,110 was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment, and is not deductible for tax purposes.

Advanced Receivables Strategy, Inc.
      During 2001, we acquired substantially all of the assets of Advanced Receivables Strategy, Inc., a corporation that provides on-site accelerated revenue recovery, consulting and outsourcing services to the healthcare industry. As a result of the acquisition, we expanded our business process capabilities available to our customers. The initial purchase price consisted of cash payments of $52,225 (net of $250 in cash acquired). The purchase agreement contains provisions that include additional payments of up to $50,000, which are dependent on ARS achieving certain financial targets. ARS met the financial target for 2001, and we paid additional consideration of $20,756 in 2002, consisting of $10,000 in cash and $10,756 in 549 shares of our Class A Common Stock. ARS also met the financial target for 2002, and we paid additional consideration of $10,000 in cash in 2003. The additional payments were recorded as additional goodwill in the Industry Solutions segment. ARS did not achieve their financial targets for 2003 and 2004, and therefore no additional consideration will be paid.

Other acquisitions
      Additionally, during the years ended December 31, 2003 and 2002, we purchased other businesses that individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

5.	Goodwill
      Effective July 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards Board No. 141, “Business Combinations,” and effective January 1, 2002, we adopted the full provisions of FAS 141 and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets other than goodwill. We evaluated our goodwill and intangibles acquired prior to June 30, 2001, using the criteria of FAS 141, which resulted in $4,665 (net of related deferred tax liability) of assembled workforce intangibles being reclassified into goodwill at January 1, 2002. FAS 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value. We have performed the annual impairment tests and have determined that there has been no impairment of the carrying value of goodwill.
      As discussed in Note 13, “Segment and Certain Geographic Data,” in December 2004 we integrated Perot Systems Solutions Consulting into our Industry Solutions reporting segment. As a result, $71,371 of goodwill that was associated with the acquisition of Solutions Consulting is included in the Industry Solutions

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
reporting segment balance as of December 31, 2003. The changes in the carrying amount of goodwill for the year ended December 31, 2004, by reporting segment are as follows:

	Industry	Government	Technology
	Solutions	Services	Services	Total

Balance as of December 31, 2003	$194,188	$81,029	$72,359	$347,576
Additional goodwill for ADI acquisition	—	5,001	—	5,001
Additional goodwill for Soza acquisition	—	11,262	—	11,262
Net reduction to goodwill for TSI acquisition	—	—	(5,659)	(5,659)
Other	853	—	—	853

Balance as of December 31, 2004	$195,041	$97,292	$66,700	$359,033

6.	Deferred Contract Costs, Net, and Other Non-Current Assets

Deferred contract costs
      Included in deferred contract costs, net, is $27,128 and $4,167 as of December 31, 2004 and 2003, respectively, relating to costs deferred on a contract that includes both construction services and non-construction services. We determined that we could not recognize revenue on the construction services separately from the non-construction services. As a result, we are deferring both the revenue on the construction services, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the construction services. The amount of revenue that has been deferred on this contract as of December 31, 2004 and 2003, is $14,963 and $2,312, respectively, in long-term deferred revenue on the consolidated balance sheets.
      The remaining balances of deferred contract costs, net, at December 31, 2004 and 2003, relate primarily to deferred contract set-up costs, which are deferred and subsequently amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract set-up costs was $2,462 and $847 for the years ended December 31, 2004 and 2003, respectively. Before 2003, deferred contract set-up costs and related amortization expense were not significant.

Other non-current assets
      Other non-current assets consist of the following as of December 31:

	2004	2003

Non-current prepaid assets	$19,277	$16,949
Sales incentives, net	18,010	18,043
Identifiable intangible assets, net	15,800	17,948
Non-current deferred tax asset, net	11,002	12,273
Other non-current assets	17,024	19,570

	$81,113	$84,783

Sales incentives
      In certain arrangements we may pay consideration to the customer at the beginning of a contract as a sales incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
the related contract. Amortization expense for sales incentives was $2,719, $2,137, and $1,031 for the years ended December 31, 2004, 2003 and 2002, respectively.

Identifiable intangible assets
      Identifiable intangible assets as of December 31, 2004, are recorded in other non-current assets in the consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Service mark	$5,761	$(3,588)	$2,173
Customer based assets	22,599	(11,120)	11,479
Other intangible assets	4,855	(2,707)	2,148

Balance at December 31, 2004	$33,215	$(17,415)	$15,800

      Total amortization expense for identifiable intangible assets was $10,010, $3,892, and $2,305 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense is estimated at $5,190, $3,995, $3,170, $2,233 and $486 for the years ended December 31, 2005 through 2009, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.

7.	Accrued and Other Current Liabilities
      Accrued and other current liabilities consist of the following as of December 31:

	2004	2003

Operating expenses	$88,082	$80,939
Taxes other than income	5,361	6,298
Contract-related and other	4,878	10,936

	$98,321	$98,173

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

8.	Debt

Current portion of long-term debt
      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidated Financial Statements,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75,498 as long-term debt at December 31, 2003, on our consolidated balance sheets. The debt bears interest at LIBOR plus 100 basis

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
points for 97% of the outstanding balance while the remaining 3% is charged interest at LIBOR plus 225 basis points (the blended interest rate for the agreement at December 31, 2004 and 2003 was 3.16% and 2.16%, respectively). The agreement was to mature in June 2005 with one optional two year extension; however, we do not intend to extend the agreement. As a result, the amount outstanding of $75,498 is recorded as the current portion of long-term debt on our consolidated balance sheets as of December 31, 2004. On March 3, 2005, we borrowed $76,505 under our revolving credit facility to pay the exercise amount of $75,498 for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.

Credit facility
      On January 20, 2004, we entered into a three year revolving credit facility with a syndicate of banks that allows us to borrow up to $100,000. On March 3, 2005, we executed a restated and amended agreement that expanded the facility to $275,000 and extended the term to 5 years. Borrowings under the credit facility will be either through revolving loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/ EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in March 2010 and requires certain financial covenants, including a debt/ EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, on March 3, 2005, we borrowed $76,505 against the credit facility.

9.	Common and Preferred Stock

Class B Convertible Common Stock
      The Class B shares were authorized in conjunction with the provisions of the original service agreements with Swiss Bank Corporation, one of the predecessors of UBS AG, which were signed in January 1996. Class B shares are non-voting and convertible into Class A shares, but otherwise are equivalent to the Class A shares.
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
      During 1997, we concluded a renegotiation of the terms of our strategic alliance with UBS. Under these terms and conditions, we sold to UBS 100 shares of our Class B stock at a purchase price of $3.65 per share. These Class B shares are subject to certain transferability and holding-period restrictions, which lapse over a defined vesting period. These shares vest ratably over the ten-year term of the agreement on a monthly basis.
      Upon termination of the IT Services Agreement, we have the right to buy back any previously acquired unvested shares of our Class B Common Stock for the original purchase price of $3.65 per share. Additionally, as discussed in Note 10, “Stock Awards and Options,” options were issued to UBS under this agreement.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

10.	Stock Awards and Options

Active Plans

2001 Long-Term Incentive Plan
      In 2001, we adopted the 2001 Long-Term Incentive Plan under which employees, directors, or consultants may be granted stock options, stock appreciation rights, and restricted stock or may be issued cash awards, or a combination thereof. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options. The exercise price of any incentive stock option issued is the fair market value on the date of grant, and the term of which may be no longer than ten years from the date of grant. The exercise price of a nonstatutory stock option may be no less than 85% of the fair value on the date of grant, except under certain conditions specified in the 2001 Plan, and the term of a nonstatutory stock option may be no longer than eleven years from the date of grant. The vesting period for all options is determined upon grant date, and the options usually vest over a three- to ten-year period, and in some cases can be accelerated through attainment of performance criteria. The options are exercisable from the vesting date, and unexercised vested options are cancelled following the expiration of a certain period after the employee’s termination date.
      In 2004 and 2003, we granted 417 and 207 shares of restricted stock, net of forfeitures, which vest upon the attainment of certain individual performance targets by the associates. As a result, we recorded $6,608 and $2,722 of deferred compensation in 2004 and 2003, which will be amortized over the vesting period of the stock.

1996 Non-Employee Director Stock Option/ Restricted Stock Plan
      In 1996, we adopted the 1996 Non-Employee Director Stock Option/ Restricted Stock Plan. This plan provides for the issuance of up to 800 Class A common shares or options to Board members who are not our employees. Shares or options issued under the plan would be subject to one- to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance. The options are exercisable from the vesting date, and unexercised vested options are cancelled following the expiration of a certain period after the Board member’s termination date.

Class B Stock Options under the UBS Agreement
      Under the terms and conditions of the UBS agreement, which was renegotiated in 1997, we sold to UBS options to purchase 7,234 shares of our Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. These options are exercisable immediately and, for a period of five years after the date that such options become vested, at an exercise price of $3.65 per share. The 7,234 shares of Class B Common Stock subject to options vest at a rate of 63 shares per month for the first five years of the ten-year agreement and at a rate of 58 shares per month thereafter. In the event of termination of the UBS agreement, options to acquire unvested shares would be forfeited. Prior to 2004, UBS had exercised 5,776 Class B options in accordance with this plan, and an additional 700 Class B options were exercised during 2004. A total of 758 Class B options were outstanding at December 31, 2004. In 2004, 2,225 Class B shares held by UBS were converted to Class A shares, which brings the total Class A shares converted by UBS since inception of the agreement to 5,059.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

Terminated Plans

1991 Stock Option Plan
      In 1991, we adopted the 1991 Stock Option Plan, which was amended in 1993 and 1998. In 2001 this plan was terminated; however, provisions of this plan will remain in effect for all outstanding options that were granted under this plan. Pursuant to the 1991 Plan, options to purchase Class A common shares could be granted to eligible employees. Prior to the date of our initial public offering, such options were generally granted at a price not less than 100% of the fair value of our Class A common shares, as determined by the Board of Directors, and based upon an independent third-party valuation. Subsequent to our initial public offering date, the exercise price for options issued is the fair market value of the shares on the date of grant. The stock options vest over a three- to ten-year period based on the provisions of each grant, and in some cases can be accelerated through the attainment of performance criteria. The options are usually exercisable from the vesting date, and unexercised vested options are cancelled following the expiration of a certain period after the employee’s termination date.

Restricted Stock Plan
      In 1988, we adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees and to reward outstanding performance. No shares have been granted under this plan since 1999, and this plan was terminated in 2001. However, provisions of this plan will remain in effect for all outstanding stock granted under this plan. Employees selected by management could elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A common shares over a five- to ten-year period. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. We may repurchase unvested shares and, under certain circumstances, vested shares of participants whose employment with us terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees’ cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices, determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party appraisal.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

Stock options
      Activity in stock options for Class A Common Stock:

	Outstanding Stock Options

			Director &		Weighted
			Advisor		Average
	2001 Plan	1991 Plan	Plans	Total	Price

Outstanding at January 1, 2002	2,717	37,487	288	40,492	$13.30
Granted	4,330	—	—	4,330	12.51
Exercised	—	(2,896)	—	(2,896)	4.46
Forfeited	(297)	(4,794)	—	(5,091)	15.64

Outstanding at December 31, 2002	6,750	29,797	288	36,835	13.58

Exercisable at December 31, 2002	295	9,587	168	10,050	11.82
Outstanding at January 1, 2003	6,750	29,797	288	36,835	13.58
Granted	2,204	—	96	2,300	12.20
Exercised	(68)	(2,291)	—	(2,359)	4.27
Forfeited	(712)	(3,109)	(48)	(3,869)	15.01

Outstanding at December 31, 2003	8,174	24,397	336	32,907	13.99

Exercisable at December 31, 2003	1,281	10,117	140	11,538	13.13
Outstanding at January 1, 2004	8,174	24,397	336	32,907	13.99
Granted	2,635	—	16	2,651	13.34
Exercised	(217)	(2,654)	(40)	(2,911)	5.74
Forfeited	(1,044)	(1,631)	(68)	(2,743)	14.62

Outstanding at December 31, 2004	9,548	20,112	244	29,904	14.68

Exercisable at December 31, 2004	2,259	10,011	140	12,410	14.37
      The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Number	Price	Life	Number	Price

$0.25-$5.00	3,314	$2.11	2.46	1,733	$1.95
$5.01-$10.00	4,392	9.68	6.01	2,122	9.70
$10.01-$15.00	8,938	11.87	5.44	2,778	11.30
$15.01-$20.00	5,357	17.26	5.00	2,472	18.13
$20.01-$25.00	7,903	24.15	4.01	3,305	23.66

Total	29,904	14.68	4.80	12,410	14.37

      We have 41,856 shares reserved for issuance under our equity compensation plans.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

11.	Termination of Business Relationships
      In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer that included various non-construction services and a construction service, which was an application development project. In 2002, we began to expect that the actual cost to complete the application development project would exceed the cost estimate included in the contract with the customer. The contract provided for us to collect most of the excess of the actual cost over the cost estimate in the contract, but we expected the project to generate a loss because we did not expect to collect all of the excess. However, we did not recognize a loss on the contract at that time because we expected that the contract would be profitable in the aggregate over its term. As part of our adoption of EITF 00-21 in the first quarter of 2003, we were required to separate the deliverables in the contract into multiple units of accounting and recognized a net estimated loss on the application development project totaling approximately $19,500 (approximately $12,090, net of the applicable income tax benefit), or $0.10 per diluted share, which was recorded as part of the cumulative effect of a change in accounting principle. The $19,500 loss on the application development project is composed of two adjustments:

•	The reversal of $8,900 of revenue and profit that was recognized prior to January 1, 2003, to adjust our cumulative revenue from this contract to the amount that would have been recorded if we had applied the percentage-of-completion method only to the application development unit of accounting.

•	The recording of a future estimated loss of $10,600 as of January 1, 2003, which was calculated as the difference between the estimated amount that we expected to collect from the customer and the estimated costs to complete the application development project.
      In the second quarter of 2003, we were unable to reach agreement with the customer on the timing and form of payment for the excess. As a result, we exited this contract and recorded an additional $17,676 of expense in direct cost of services in the second quarter of 2003, which consisted of the following:

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
      We completed the services necessary to transition certain functions back to the customer during the fourth quarter of 2003.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

12.	Income Taxes
      Income before taxes for the years ended December 31 was as follows:

	2004	2003	2002

Domestic	$111,282	$76,947	$109,347
Foreign	23,962	5,409	12,849

	$135,244	$82,356	$122,196

      The provision for income taxes charged to operations was as follows:

	2004	2003	2002

Current:
U.S. federal	$21,779	$16,093	$17,246
State and local	2,598	2,047	2,086
Foreign	6,544	1,296	3,917

Total current	30,921	19,436	23,249

Deferred:
U.S. federal	15,769	9,535	20,910
State and local	1,758	1,575	2,792
Foreign	(7,551)	(60)	(3,043)

Total deferred	9,976	11,050	20,659

Total provision for income taxes	$40,897	$30,486	$43,908

      The tax benefit of stock options exercised of $9,255, $6,789, and $24,082 in 2004, 2003, and 2002, respectively, is recorded as an increase to additional paid-in-capital on the consolidated balance sheets.
      We have foreign net operating loss carryforwards of $44,371 to offset future foreign taxable income that do not expire, except for $324 which expires in 2010 and $64 which expires in 2011. We also have U.S. federal net operating loss carryforwards of $9,866 which may be used to offset future taxable income and will begin to expire in 2018.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      Deferred tax assets (liabilities) consist of the following at December 31:

	2004	2003

Property and equipment	$4,333	$4,342
Accrued liabilities	28,367	24,633
Intangible assets	4,544	5,844
Bad debt reserve	2,845	2,686
Loss carryforwards	17,898	13,131
Accrued revenue	24,648	25,886
Other	3,195	3,054

Gross deferred tax assets	85,830	79,576

Investments in subsidiaries	(10,566)	(10,566)
Intangible assets	(15,371)	(12,238)
Deferred costs	(16,131)	(4,442)
Accrued liabilities	(2,479)	—
Other	(19)	(1,636)

Gross deferred tax liabilities	(44,566)	(28,882)

Valuation allowance	(12,019)	(12,151)

Net deferred tax assets	$29,245	$38,543

      At December 31, 2004, we had deferred tax assets in excess of deferred tax liabilities of $41,264. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe it is more likely than not only $29,245 of such assets will be realized, resulting in a valuation allowance at December 31, 2004, of $12,019 relating primarily to certain foreign jurisdictions. The valuation allowance decreased by $132 during 2004 as we adjusted the valuation allowance to reflect deferred tax assets at the amounts expected to be realized. This decrease includes $3,217 recorded as a component of income tax expense offset by an increase of $481 recorded as an adjustment to the fair value of the TSI assets acquired and liabilities assumed, and an increase of $2,604 due to foreign currency translation adjustments on our foreign valuation allowances.
      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

	2004	2003	2002

Statutory U.S. tax rate	$47,335	$28,825	$42,769
State and local taxes	3,339	2,308	3,280
Nondeductible items	1,002	380	482
U.S. rates in excess of foreign rates and other	(4,395)	(1,213)	50

	47,281	30,300	46,581
Resolution of prior year income tax issues	(3,167)	—	—
Valuation allowance	(3,217)	186	(2,673)

Total provision for income taxes	$40,897	$30,486	$43,908

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      Certain of our subsidiaries in India, Singapore, and Malaysia have qualified for tax holidays and incentives. The 2004 tax benefit relating to these tax holidays and incentives was approximately $2,700 (approximately $0.02 per diluted share). Our Indian tax holidays were granted to Software Technology Parks, which are scheduled to expire beginning March 31, 2006, through March 31, 2009. Our Singapore tax incentives were granted to encourage business development and expansion over a five-year period, which expires on October 8, 2008. Our Malaysian subsidiary has been granted Pioneer status, which qualifies the company for a five-year tax holiday expiring on July 31, 2007.

13.	Segment and Certain Geographic Data
      We offer our services under three primary lines of business:

•	Industry Solutions, which was formed in December 2004 when we integrated Perot Systems Solutions Consulting and our management consulting practice into our former IT Solutions line of business;

•	Government Services; and

•	Technology Services. In December 2004, we integrated Perot Systems Solutions Consulting and our management consulting practice, which were previously included in our former Consulting line of business, into our Industry Solutions line of business. The remaining delivery unit in our former Consulting line of business, Perot Systems TSI B.V., now operates as our Technology Services line of business.
      We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. Operating segments that have similar economic and other characteristics have been aggregated to form our reportable segments. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past five years, we have used our acquisition program to strengthen our business in the healthcare market, consulting markets, and to expand into the government market. At the same time, we have divested, or exited, certain service offerings and joint ventures that did not meet our criteria for continued investment.
      Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. The Technology Services segment provides application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, as well as the elimination of approximately $29,314 of intersegment revenue and direct cost of services for the year ended December 31, 2004, related to the provision of services by the Technology Services segment to the other segments.
      The reporting segments follow the same accounting policies that we use for our consolidated financial statements as described in the summary of significant accounting policies. Segment performance is evaluated based on income before taxes, exclusive of income and expenses that are included in the “Other” category. Substantially all corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2004, 2003 and 2002. All prior period amounts have been adjusted to reflect the changes in our lines of business, which are discussed above.

	Industry	Government	Technology
	Solutions	Services	Services	Other	Total

2004:
Revenue	$1,395,892	$263,242	$143,632	$(29,314)	$1,773,452
Depreciation and amortization	29,541	4,567	11,264	10,384	55,756
Income before taxes	99,593	14,223	18,817	2,611	135,244
Total assets	497,151	163,354	214,572	348,534	1,223,611
2003:
Revenue	$1,255,476	$205,136	$—	$139	$1,460,751
Depreciation and amortization	26,403	3,130	—	6,216	35,749
Income before taxes	62,141	16,010	—	4,205	82,356
Total assets	444,729	149,169	180,188	236,511	1,010,597
2002:
Revenue	$1,293,353	$38,204	$—	$588	$1,332,145
Depreciation and amortization	23,841	709	—	6,075	30,625
Income before taxes	117,640	2,483	—	2,073	122,196
Total assets	533,431	49,610	—	259,272	842,313
      As discussed in Note 11, “Termination of Business Relationships,” during 2003 we recorded $17,676 of expense in direct costs of services associated with exiting an under-performing contract, which is included in Industry Solutions. In addition, as discussed below in Note 19, “Realigned Operating Structure,” we revised our estimates in 2003 to complete our previous years streamlining efforts, which reduced SG&A by $7,296, and was included in the “Other” category.
      As discussed in Note 4, “Acquisitions,” on December 19, 2003, we acquired Perot Systems TSI B.V. As a result of the acquisition, we increased assets assigned to the Technology Services segment by $180,188 as of December 31, 2003.
      As discussed in Note 11, “Termination of Business Relationships,” during 2002 we recorded $14,556 of revenue associated with the exiting of two joint ventures, when the service contracts with the customers were terminated at their request. This revenue was included in the Industry Solutions segment, and because of the nature of this revenue, the related income before taxes of $13,708 is included in “Other.” Also included in “Other” in 2002 are a $3,000 payment received from ANC Rental Corporation that was previously believed to be unrecoverable, $11,087 of severance and other costs to exit certain activities, and expenses of $8,676 associated with the California energy investigations and related litigation.
      Summarized below is the financial information for each geographic area. “All Other” includes financial information from the following countries: Australia, France, Germany, Hong Kong, Ireland, Italy, Japan,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
Malaysia, the Netherlands, Singapore, and Switzerland. Revenue for each country is based primarily on where the services are performed.

	2004	2003	2002

United States:
Total revenue	$1,471,096	$1,263,502	$1,078,257
Long-lived assets at December 31	109,661	118,087	60,957
United Kingdom:
Total revenue	145,061	107,421	119,901
Long-lived assets at December 31	1,224	1,177	1,126
India:
Total revenue	36,361	—	—
Long-lived assets at December 31	33,294	23,384	—
All Other:
Total revenue	120,934	89,828	133,987
Long-lived assets at December 31	246	188	460
Consolidated:
Total revenue	1,773,452	1,460,751	1,332,145
Long-lived assets at December 31	144,425	142,836	62,543
      For the years ended December 31, 2004, 2003, and 2002, revenue from one customer, UBS, comprised approximately 16%, 17%, and 19% of total revenue, respectively. Our outsourcing agreement with UBS, which represented approximately 14% of our consolidated revenues for the year ended December 31, 2004, will end on January 1, 2007.

14.	Commitments and Contingencies

Operating leases and maintenance agreements
      We have commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to eleven years. Future minimum commitments under these agreements as of December 31, 2004, are as follows:

Lease and Maintenance
Year ending December 31:	Commitments

2005	$30,389
2006	24,370
2007	18,275
2008	15,844
2009	13,070
Thereafter	30,769

Total	$132,717

      Minimum payments have not been reduced by minimum sublease rental income of $5,117 due in the future under non-cancelable subleases. We are obligated under certain operating leases for our pro rata share of the lessors’ operating expenses. Rent expense was $31,380, $29,381, and $35,646 for 2004, 2003, and 2002, respectively. Additionally, as of December 31, 2004, we maintained a provision balance of $6,661 relating to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
unused lease space, of which $3,618 relates to those leased properties affected by our streamlining efforts discussed in Note 19, “Realigned Operating Structure.”

Purchase commitments
      We have agreements with three telecommunication service providers to purchase services from, or sell services on behalf of, these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for two of the vendors, both of which expire in 2005 and total approximately $13,450 for 2005. The contract with the third vendor requires the settlement in cash of any amount by which actual purchases for a commitment year are less than the minimum purchase commitment in the contract. In 2004 and 2003, we recorded $4,373 and $5,550, respectively, of expense in direct cost of services related to such settlement payments, which includes a payment to this vendor in December 2004 for the expected shortfall for the remaining commitment year that ends March 30, 2005.

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
      Our federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (DCAA). These audits may result in adjustments to contract costs and fees reimbursed by our federal customers. The DCAA has completed audits of our contracts through fiscal year 2001.

Contract-related contingencies
      We have certain contingent liabilities that arise in the ordinary course of providing services to our customers. These contingencies are generally the result of contracts that require us to comply with certain level-of-effort or performance measurements, certain cost-savings guarantees, or the delivery of certain services by a specified deadline. Except for the software development project discussed below, we believe that the ultimate liability, if any, incurred under these contract provisions will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
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

Foreign exchange forward contracts
      At December 31, 2004, we had five forward contracts to purchase and sell various currencies in the amount of $71,137. These contracts expired in January and February 2005.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The estimated fair value of our forward contracts using bank rates and market quotes was a net liability of $800 as of December 31, 2004. Our remaining risk associated with these transactions is the risk of default by the bank, which we believe to be remote.

Litigation
      We are, from time to time, involved in various litigation matters. We do not believe that the outcome of the litigation matters in which we are currently a party, either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
      We have purchased, and expect to continue to purchase, insurance coverage that we believe is consistent with coverage maintained by others in the industry. This coverage is expected to limit our financial exposure to claims covered by these policies in many cases.

IPO Allocation Securities Litigation
      In July and August 2001, we, as well as some of our current and former officers and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. The plaintiffs are seeking unspecified damages, statutory compensation, and costs and expenses of the litigation.
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
      We have accepted a settlement proposal presented to all issuer defendants. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims we may have against the underwriters. We would not be required to make any cash payment with respect to the settlement. The underwriters are opposing approval of the proposed settlement and have requested that, if the settlement is approved, they receive a corresponding reduction in any judgment amounts that they may be ordered to pay if they are found liable in the actions. The court has granted a conditional, preliminary approval of the proposed settlement. The approval is subject to the issuers, their insurers, and the plaintiffs conforming the proposed bar order restricting possible claims by the underwriters against the issuers to certain statutory requirements. In addition, the proposed settlement will be subject to approval by the members of the class.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

Litigation relating to the California energy market
      In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The case is currently pending in the Superior Court for the County of Sacramento. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however have appealed.
      In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs.
      During 2002, we incurred expenses of $8,676 associated with the California energy investigations and related litigation and have included these costs within SG&A.

Other
      In addition to the matters described above, we have been, and from time to time are, named as a defendant in various legal proceedings in the normal course of business, including arbitrations, class actions and other litigation involving commercial and employment disputes. Certain of these proceedings include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot predict with certainty the eventual loss or range of loss related to such matters. We are contesting liability and/or the amount of damages in each pending matter.

License agreement
      We do not own the right to our company name. In 1988, we entered into a license agreement with Ross Perot, our Chairman Emeritus, and the Perot Systems Family Corporation that allows us to use the name “Perot” and “Perot Systems” in our business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, we would not be allowed to use the names “Perot” or “Perot Systems” in our business. Mr. Perot’s or the Perot Systems Family Corporation’s termination of our license agreement could materially and adversely affect our ability to attract and retain customers, which could have a material adverse affect on our business, financial condition, and results of operations.

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
      We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to offset a portion of our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.
      We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of December 31, 2004, we have no significant liability recorded for warranty claims.

15.	Retirement Plan and Other Employee Trusts
      During 1989, we established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. In 2004, the plan allowed eligible employees to contribute between 1% and 20% of their annual compensation, including overtime pay, bonuses and commissions. The plan was amended effective January 1, 2000, to change our contribution to a formula matching 100% of employees’ contributions, up to a maximum of 4% of the employee’s compensation. The plan was also amended to provide 100% vesting of all existing company matching contributions for active employees and immediate vesting of any future company matching contributions. Employees are not allowed to invest funds in our Class A Common Stock. The plan allows for our matching contribution to be paid in the form of Class A Common Stock, and employees are not restricted in selling any such stock. Our contributions, which were all made in cash, were $19,438, $15,514 and $12,412 for the years ended December 31, 2004, 2003, and 2002, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

16.	Supplemental Cash Flow Information

	2004	2003	2002

Cash paid for interest	$1,846	$182	$88

Cash paid for income taxes, net	$16,625	$10,251	$8,541

Non-cash investing and financing activities:
Issuance of common stock and options to purchase shares of common stock for acquisitions of businesses	$15,768	$—	$13,887

Net assets obtained through consolidation of variable interest entity	$—	$65,168	$—

Long-term debt obtained through consolidation of variable interest entity	$—	$75,498	$—

Tax benefit of employee options exercised	$9,255	$6,789	$24,082

17.	Related Party Transactions
      We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract will expire on April 1, 2006. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2004, 2003 and 2002, we recorded revenue of $1,640, $1,369, and $1,484 and direct cost of services of $1,192, $1,021, and $1,018, respectively. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

18.	Earnings Per Common Share
      The following is a reconciliation of the numerators and the denominators of the basic and diluted per common share computations.

	2004	2003	2002

Basic Earnings per Common Share
Income before cumulative effect of changes in accounting principles	$94,347	$51,870	$78,288

Weighted average common shares outstanding	115,203	110,573	106,309

Basic earnings per common share before cumulative effect of changes in accounting principles	$0.82	$0.47	$0.74

Diluted Earnings per Common Share
Income before cumulative effect of changes in accounting principles	$94,347	$51,870	$78,288

Weighted average common shares outstanding	115,203	110,573	106,309
Incremental shares assuming dilution	5,329	4,761	9,120

Weighted average diluted common shares outstanding	120,532	115,334	115,429

Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.78	$0.45	$0.68

      At December 31, 2004, 2003 and 2002, outstanding options to purchase 14,498, 20,333 and 15,713 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because the exercise prices for these options were greater than the average market price of our common shares for the years then ended and, therefore, their inclusion would have been antidilutive.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

19.	Realigned Operating Structure
      In the first quarter of 2001, we implemented a new operating structure in order to strengthen our market position and reduce our costs. In connection with this realigned structure, we consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments, resulting in a charge to selling, general, and administrative expenses totaling $33,713. The payments and adjustments that have been made in connection with this charge for the years ended December 31, 2002, 2003, and 2004 are as follows:

	Employee	Facility
	Related	Related	Asset Basis
	Costs	Costs	Adjustments	Total

Provision balance at January 1, 2002	$2,904	$5,279	$—	$8,183
Less: cash payments	(1,464)	(641)	—	(2,105)
Change in estimate	—	1,311	—	1,311

Provision balance at December 31, 2002	1,440	5,949	—	7,389
Less: cash payments	(214)	(967)	—	(1,181)
Change in estimate	(1,224)	190	—	(1,034)

Provision balance at December 31, 2003	2	5,172	—	5,174
Less: cash payments	—	(1,067)	—	(1,067)
Change in estimate	(2)	(487)	—	(489)

Provision balance at December 31, 2004	$—	$3,618	$—	$3,618

      We revised our estimates of the remaining provision needed for employee-related and facility-related costs during 2002, 2003 and 2004. We decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance-related costs. A large portion of this reduction resulted from a favorable resolution of an employment dispute. The remaining balance at December 31, 2003, of $5,174 is recorded as $1,393 in accrued liabilities and $3,781 in other non-current liabilities on the consolidated balance sheets. The remaining balance at December 31, 2004, of $3,618 is recorded as $1,534 in accrued liabilities and $2,084 in other non-current liabilities on the consolidated balance sheets and is expected to be substantially settled by December 31, 2006.
      During the third quarter of 2001, we continued to refine our operations and recorded additional expense of $37,153, which was recorded as $4,952 in direct cost of services and $32,201 in SG&A. The payments and

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
adjustments that have been made in connection with this charge for the years ended December 31, 2002, 2003, and 2004 are as follows:

	Employee	Facility
	Related	Related	Asset Basis
	Costs	Costs	Adjustments	Total

Provision balance at January 1, 2002	$7,549	$15,938	$—	$23,487
Less: cash payments	(1,336)	(11,285)	—	(12,621)
Change in estimate	(4,800)	3,489	—	(1,311)

Provision balance at December 31, 2002	1,413	8,142	—	9,555
Less: cash payments	(18)	(6,537)	—	(6,555)
Change in estimate	(1,395)	(1,483)	—	(2,878)

Provision balance at December 31, 2003	—	122	—	122
Less: cash payments	—	(72)	—	(72)
Change in estimate	—	(50)	—	(50)

Provision balance at December 31, 2004	$—	$—	$—	$—

      In 2002 and 2003, we decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs. In 2002, we increased our estimates for facility-related costs because we were unable to settle certain facility lease obligations as favorably as originally estimated and because of the deterioration in the sublease markets for certain facilities. During 2003, we decreased our estimates for facility-related costs due to the favorable termination of certain facilities for less than was previously expected.
      In the second and third quarters of 2002, we continued our streamlining efforts and recorded charges in SG&A of $8,151 and $2,936, respectively, related to severance and other costs to exit certain activities. The amounts accrued and the related payments and adjustments against these 2002 charges were as follows:

	Employee	Facility
	Related	Related	Asset Basis
	Costs	Costs	Adjustments	Total

Charges during 2002	$9,821	$312	$954	$11,087
Less: cash payments and asset write-downs	(5,045)	(21)	(954)	(6,020)

Provision balance at December 31, 2002	4,776	291	—	5,067
Less: cash payments	(1,121)	(269)	—	(1,390)
Change in estimate	(3,362)	(22)	—	(3,384)

Provision balance at December 31, 2003	293	—	—	293
Less: cash payments	(169)	—	—	(169)
Change in estimate	66	—	—	66

Provision balance at December 31, 2004	$190	$—	$—	$190

      In 2003, we decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs and higher than expected job redeployment of associates.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

20.	Supplemental Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2004:
Revenue	$419,804	$433,794	$454,290	$465,564
Direct cost of services	335,376	345,153	356,256	368,368
Gross profit	84,428	88,641	98,034	97,196
Net income(1)	18,743	21,905	26,601	27,098
Basic earnings per common share(2)	$0.16	$0.19	$0.23	$0.23
Diluted earnings per common share(2)	$0.16	$0.18	$0.22	$0.22
Weighted average common shares outstanding	113,944	114,659	115,241	116,949
Weighted average diluted common shares outstanding	119,494	119,610	119,855	122,643

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2003:
Revenue(3)	$336,361	$360,041	$371,330	$393,019
Direct cost of services(4)	272,087	307,252	301,447	312,729
Gross profit	64,274	52,789	69,883	80,290
Income before cumulative effect of changes in accounting principles(5)	14,877	4,946	15,710	16,337
Net income (loss)(5)(6)	(28,082)	4,946	15,710	9,932
Basic earnings per common share before cumulative effect of changes in accounting principles(2)	$0.14	$0.05	$0.14	$0.15
Diluted earnings per common share before cumulative effect of changes in accounting principles(2)	$0.13	$0.04	$0.14	$0.14
Weighted average common shares outstanding	109,046	109,808	110,755	112,640
Weighted average diluted common shares outstanding	113,962	114,694	115,205	117,546

(1)	In the third quarter of 2004, we recorded a reduction in income tax expense of $3,167 relating to the resolution of various outstanding tax issues from prior years. In the fourth quarter of 2004, we recorded a net reduction to our income tax valuation allowances for our operations that benefited after-tax earnings by $4,464 resulting from the combined effects of signing longer-term business, reducing costs, and improving profitability for parts of our European operations.

(2)	Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

(3)	We adopted EITF 00-21 on January 1, 2003 for long-term fixed-price contracts that include multiple deliverables.

(4)	Direct cost of services for the second quarter of 2003 includes $17,676 of expense associated with exiting an under-performing contract.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

(5)	In addition to the items discussed in (3) and (4) above, income before cumulative effect of changes in accounting principles and net income for 2003 includes the following items. All amounts noted below are prior to the effect of income taxes.

•	In the second quarter of 2003, we recorded expense of $3,313 associated with employee reductions.

•	In the second, third and fourth quarters of 2003, we recorded reductions of expense of $5,415, $857, and $1,024, respectively, resulting from revising our estimates of liabilities associated with actions in prior years to streamline our operations.

•	In the third and fourth quarters of 2003, we recorded additional expense for discretionary associate bonuses of $4,100 and $4,900, respectively.

•	In the fourth quarter of 2003, we recorded expense of $11,183 that primarily related to resolving the ownership structure of HPS.

(6)	During 2003 we adopted EITF 00-21 and FIN 46. Our adoption of EITF 00-21 in the first quarter of 2003 resulted in an expense for the cumulative effect of a change in accounting principle of $69,288 ($42,959, net of the applicable income tax benefit). Our adoption of FIN 46 in the fourth quarter of 2003 resulted in an expense for the cumulative effect of a change in accounting principle of $10,330 ($6,405, net of the applicable income tax benefit).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures
      The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, such controls and procedures were effective. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

Changes in internal controls
      The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, and they have concluded that there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      All information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2005, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 11.	Executive Compensation
      All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2005, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2005, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2005, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 14.	Principal Accountant Fees and Services
      All information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 11, 2005, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (1) and (2) Financial Statements and Financial Statement Schedule

The consolidated financial statements of Perot Systems Corporation and its subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.
      (3) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).
4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.1	Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10, dated April 30, 1997.)
10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)
10.3	1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)
10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)
10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)
10.6	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.7	Amended and Restated 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.9	2001 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.47 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

Exhibit
Number	Description of Exhibit

10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.12	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.13	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option — Brian Maloney) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.14	Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)
10.15	Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)
10.16	Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)
10.17	Employment Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.18	Nonstatutory Stock Option Agreement dated March 11, 2002, between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.19	Amended and Restated Master Operating Agreement dated January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10, dated April 30, 1997.)
10.20	Amendment No. 1 to Amended and Restated Master Operating Agreement dated September 15, 2000, between UBS AG and the Company (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.21	Amended and Restated PSC Stock Option and Purchase Agreement dated April 24, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10, dated April 30, 1997.)
10.22	Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.23	Amendment No. 1 to Second Amended and Restated Agreement for EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.24	Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.)
10.25	Asset Purchase Agreement dated as of June 8, 2001 by and among the Company, PSARS, LLC, Advanced Receivables Strategy, Inc. (“ARS”), Advanced Receivables Strategy — Government Accounts Division, Inc. (“GAD”), Meridian Healthcare Staffing, LLC (“Meridian”), Cash-Net, LLC (“Cash-Net”) and the owners of ARS, GAD, Meridian and Cash-Net (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 10, 2001.)

Exhibit
Number		Description of Exhibit

10.26		Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc., Soza & Company, Ltd. and the stockholders of Soza (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 22, 2003.)
10.27		Master Lease Agreement And Mortgage and Deed of Trust dated as of June 22, 2000, between Perot Systems Business Trust No. 2000-1 and PSC Management Limited Partnership (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.)
10.28		Commercial Sublease dated September 18, 2002, by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)
10.29		Employment Agreement dated April 7, 2003, between the Company and Jeff Renzi. (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)
10.30		Amended and Restated License Agreement dated as of August 1, 1992 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.31		Amendment to Amended and Restated License Agreement effective nunc pro tunc as of May 18, 1988 between Perot Systems Family Corporation and H.R. Perot and the Company. (Incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.32		Amended and Restated Credit Agreement dated as of March 3, 2005 by and among the Company, JPMorgan Chase Bank, N.A., KeyBank National Association, SunTrust Bank, Wells Fargo Bank, N.A., Wachovia Bank, N.A., Comerica Bank, Southwest Bank of Texas, N.A., Bank of Texas, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Bank Hapoalim B.M., and Mizuho Corporate Bank, Ltd. (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed March 4, 2005.)
10.33		Stock Purchase Agreement dated as of December 12, 2003 by and among the Company, Perot Systems Investments B.V., HCL Technologies Limited, HCL Holdings GmbH, Austria, HCL Technologies (Bermuda) Limited, HCL Perot Systems B.V., HCL Perot Systems (Mauritius) Private Limited and HCL Perot Systems Limited. (Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Current Report on Form 8-K filed January 5, 2004.)
10.34		Amendment to Employment Agreement of Brian Maloney dated March 10, 2004. (Incorporated by reference to Exhibit 10.34 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004).
10.35		Master Agreement for Information Technology Services dated April 1, 2001 between Hillwood Enterprises, L.P. and the Company. (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 27, 2004.)
10.36		Statement of Work #1 dated April 11, 2001 between Hillwood Enterprises, L.P. and the Company. (Incorporated by reference to Exhibit 10.36 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 27, 2004.)
10.37		EPI Transition Agreement dated September 16, 2004 between UBS AG and the Company. (Incorporated by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K filed September 20, 2004.)
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP dated March 9, 2005.
31	.1*	Rule 13a-14 Certification dated March 9, 2005, by Peter A. Altabef, President and Chief Executive Officer.

Exhibit
Number		Description of Exhibit

31	.2*	Rule 13a-14 Certification dated March 9, 2005, by Russell Freeman, Vice President and Chief Financial Officer.
32	.1**	Section 1350 Certification dated March 9, 2005, by Peter A. Altabef, President and Chief Executive Officer.
32	.2**	Section 1350 Certification dated March 9, 2005, by Russell Freeman, Vice President and Chief Financial Officer.
99	.1*	Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perot Systems Corporation

By:	/s/ Peter A. Altabef

Peter A. Altabef
President and Chief Executive Officer
Dated: March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Altabef Peter A. Altabef	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Russell Freeman Russell Freeman	Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2005

/s/ Robert J. Kelly Robert J. Kelly	Corporate Controller (Principal Accounting Officer)	March 9, 2005

/s/ Ross Perot Ross Perot	Chairman Emeritus	March 9, 2005

/s/ Ross Perot, Jr. Ross Perot, Jr.	Chairman	March 9, 2005

/s/ Steve Blasnik Steve Blasnik	Director	March 9, 2005

/s/ John S.T. Gallagher John S.T. Gallagher	Director	March 9, 2005

/s/ Carl Hahn Carl Hahn	Director	March 9, 2005

/s/ DeSoto Jordan DeSoto Jordan	Director	March 9, 2005

/s/ Thomas Meurer Thomas Meurer	Director	March 9, 2005

Signature	Title	Date

/s/ Cecil H. Moore, Jr. Cecil H. Moore, Jr.	Director	March 9, 2005

Anuroop Singh	Director