Form 10-Q
period 2005-03-31
PEROT SYSTEMS CORP
filed 2005-05-03
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

Number of shares of registrant’s common stock outstanding as of April 29, 2005: 116,403,498 shares of Class A Common Stock and 1,750,020 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$262,181	$304,786
Accounts receivable, net	251,726	233,875
Prepaid expenses and other	77,729	51,920

Total current assets	591,636	590,581

Property, equipment and purchased software, net	148,811	144,425
Goodwill	385,312	359,033
Deferred contract costs, net	58,004	48,459
Other non-current assets	72,108	81,113

Total assets	$1,255,871	$1,223,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$75,498
Accounts payable	49,087	34,114
Accrued liabilities	93,517	98,298
Accrued compensation	33,426	65,706
Income taxes payable	50,701	34,306
Other current liabilities	22,381	22,626

Total current liabilities	249,112	330,548

Long-term debt	76,505	—
Other non-current liabilities	35,081	31,029

Total liabilities	360,698	361,577

Commitments and contingencies
Stockholders’ equity:
Common stock	1,180	1,173
Additional paid-in capital	483,499	478,266
Retained earnings	409,404	382,962
Other stockholders’ equity	(9,286)	(9,673)
Accumulated other comprehensive income	10,376	9,306

Total stockholders’ equity	895,173	862,034

Total liabilities and stockholders’ equity	$1,255,871	$1,223,611

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Revenue	$473,271	$419,804
Direct cost of services	369,509	335,376

Gross profit	103,762	84,428
Selling, general and administrative expenses	60,124	53,449

Operating income	43,638	30,979

Interest income	2,243	384
Interest expense	(845)	(463)
Other income (expense), net	(292)	(1,008)

Income before taxes	44,744	29,892
Provision for income taxes	18,302	11,149

Net income	$26,442	$18,743

Basic and diluted earnings per common share:
Basic earnings per common share	$0.22	$0.16
Weighted average common shares outstanding	117,705	113,944

Diluted earnings per common share	$0.22	$0.16
Weighted average diluted common shares outstanding	122,017	119,494

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$26,442	$18,743

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,895	13,382
Change in deferred taxes	(174)	(5,423)
Other non-cash items	3,510	3,592
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(22,079)	(23,837)
Prepaid expenses	(22,794)	(8,818)
Deferred contract costs, net	(10,374)	(8,773)
Accounts payable and accrued liabilities	12,182	7,587
Accrued compensation	(31,894)	(8,128)
Income taxes	16,792	14,926
Other current and non-current assets	3,736	692
Other current and non-current liabilities	3,903	(1,681)

Net cash provided by (used in) operating activities	(6,855)	2,262

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(14,791)	(10,522)
Acquisitions of businesses	(23,878)	(8,071)
Net proceeds from the sale of short-term investments	—	5,442
Other	—	(83)

Net cash used in investing activities	(38,669)	(13,234)

Cash flows from financing activities:
Repayment of long-term debt	(75,498)	—
Proceeds from issuance of long-term debt	76,505	—
Proceeds from issuance of common stock	4,230	6,061
Other	(757)	(65)

Net cash provided by financing activities	4,480	5,996

Effect of exchange rate changes on cash and cash equivalents	(1,561)	(73)

Net decrease in cash and cash equivalents	(42,605)	(5,049)

Cash and cash equivalents at beginning of period	304,786	123,770

Cash and cash equivalents at end of period	$262,181	$118,721

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, in our Annual Report on Form 10-K filed with the SEC on March 9, 2005. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results for the year ending December 31, 2005.

Certain of the 2004 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation,” and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock options. Under APB 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the date of grant. We have implemented the disclosure-only provisions of FAS 123 and FAS 148. Had we elected to adopt the expense recognition provisions of FAS 123, the impact on net income and earnings per common share would have been as follows:

	Three months ended March 31,
	2005	2004
Net income
As reported	$26,442	$18,743
Add: stock-based compensation expense included in reported net income, net of related tax effects	453	145
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,441)	(3,725)

Pro forma	$23,454	$15,163

Basic earnings per common share
As reported	$0.22	$0.16
Pro forma	$0.20	$0.13

Diluted earnings per common share
As reported	$0.22	$0.16
Pro forma	$0.19	$0.13

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

We utilize the Black-Scholes option pricing model to calculate our pro forma stock-based employee compensation expense, and the assumptions used for each period are as follows:

	Three months ended March 31,
	2005	2004
Weighted average risk free interest rates	3.83%	2.25%
Weighted average life (in years)	4.1	3.7
Volatility	43%	52%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$5.47	$5.33

With the exception of grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year, for all periods presented. The expected life for cliff vesting grants was generally equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period.

Significant Accounting Standards to be Adopted

Statement of Financial Accounting Standards Board No. 123R

In December 2004, the FASB issued Statement of Financial Accounting Standards Board No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC changed the effective date of FAS 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the period ending March 31, 2005, net income would have been reduced by approximately $2,988. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after January 1, 2006, and any awards that are not fully vested as of December 31, 2004. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.

NOTE 2. ACQUISITIONS

During 2005, it was determined that Soza & Company, Ltd. met their financial targets for 2004, and we paid $17,000 of additional consideration in cash, which was recorded as additional goodwill that was assigned to the Government Services segment and is predominantly nondeductible for tax purposes. There are no additional contingent payments related to this acquisition, and the $5,000 that was previously held in escrow was released to the previous shareholders during the first quarter of 2005.

During 2005, it was determined that ADI Technology Corporation met their financial targets for 2004, and we paid $6,700 of additional consideration in cash. In addition, we recorded $178 of other purchase price adjustments. The total amount of $6,878 was recorded as additional goodwill that was assigned to the Government Services segment and is predominantly nondeductible for tax purposes. There are no additional contingent payments related to this acquisition.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 3. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, by reporting segment are as follows:

	Industry	Government	Technology
	Solutions	Services	Services	Total
Balance as of December 31, 2004	$195,041	$97,292	$66,700	$359,033
Additional goodwill for ADI acquisition	—	6,878	—	6,878
Additional goodwill for Soza acquisition	—	17,000	—	17,000
Other	2,250	—	151	2,401

Balance as of March 31, 2005	$197,291	$121,170	$66,851	$385,312

The $2,250 included in “Other” for Industry Solutions relates to additional consideration paid in cash in the second quarter of 2005 for a business that was not material to our consolidated results of operations, financial position and cash flows in the year acquired. This additional consideration was contingent on targets relating to 2004 financial performance, which we determined had been met during the first quarter of 2005.

NOTE 4. IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets as of March 31, 2005, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service marks	$5,761	$(3,762)	$1,999
Customer based assets	22,599	(11,926)	10,673
Other intangible assets	4,855	(3,017)	1,838

Balance at March 31, 2005	$33,215	$(18,705)	$14,510

Total amortization expense for identifiable intangible assets was $1,290 and $2,519 for the quarters ended March 31, 2005 and 2004, respectively. Amortization expense is estimated at $5,190, $3,995, $3,170, $2,233, $486 and $161 for the years ended December 31, 2005 through 2010, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.

NOTE 5. DEBT

Current Portion of Long-term Debt

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidated Financial Statements,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75,498. In March 2005, we borrowed $76,505 under our credit facility to pay the exercise amount of $75,498 for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Long-term Debt

In January 2004, we entered into a three-year credit facility with a syndicate of banks that allows us to borrow up to $100,000. In March 2005, we executed a restated and amended agreement that expanded the facility to $275,000 and extended the term to five years. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in March 2010 and requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, in March 2005, we borrowed $76,505 against the credit facility.

NOTE 6. COMPREHENSIVE INCOME

Total comprehensive income, net of tax, was as follows:

	Three months
	ended March 31,
	2005	2004
Net income	$26,442	$18,743
Foreign currency translation adjustments	1,070	5,086
Other	—	623

Total comprehensive income	$27,512	$24,452

NOTE 7. STOCKHOLDERS’ EQUITY

The components of “Other stockholders’ equity” were as follows:

	March 31, 2005	December 31, 2004
Deferred compensation	$(9,306)	$(9,761)
Other	20	88

Total other stockholders’ equity	$(9,286)	$(9,673)

At March 31, 2005, there were 116,291 shares of our Class A Common Stock outstanding and 1,692 shares of our Class B Common Stock outstanding. At December 31, 2004, there were 115,756 shares of our Class A Common Stock outstanding and 1,517 shares of our Class B Common Stock outstanding.

NOTE 8. INCOME TAXES

Our effective tax rate for the first quarter of 2005 was 40.9% as compared to 37.3% for the same period in 2004. Our income tax expense for the first quarter of 2005 includes income tax expense of $1,761 on $20,850 of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the “Act”). The income tax expense on these earnings increased our effective tax rate for the first quarter of 2005 by 3.9%. The first quarter 2005 effective tax rate also increased 0.8% due to income tax expense of $344 on $2,614 of foreign earnings we intend to repatriate in addition to those amounts repatriated under the Act.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The Act creates a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends, resulting in a U.S. federal tax rate of 5.25%.

The $1,761 of income tax expense on earnings to be repatriated under the Act includes $566 of income tax expense due to an apparent drafting oversight that the U.S. Department of the Treasury plans to correct during calendar year 2005. As a result, we expect to reduce income tax expense by approximately $566 in the quarter the correcting notice is issued. Additional adjustments to income tax expense may be required at the time of repatriation depending upon a number of factors, including nondeductible expenses allocated to the repatriated earnings as well as statutory tax rates in effect at the time of repatriation.

We may repatriate up to an additional $25,000 of cash in 2005 under the Act and will record the associated income tax expense in the quarter a decision to repatriate is made as provided by FASB Staff Position 109-2. We expect to finalize our assessment of additional amounts to be repatriated by the end of this year and may incur up to approximately $1,500 of additional income tax expense in 2005.

All funds repatriated under the Act will be invested in accordance with our domestic reinvestment plan, which provides for the use of amounts repatriated under the Act in the U.S., primarily through payment of non-executive compensation and capital expenditures.

The overall increase in our first quarter 2005 effective tax rate as compared to the same period in 2004 is due to the income tax expense related to the repatriation of foreign earnings as discussed above, partially offset by a more favorable income tax impact from our foreign operations.

NOTE 9. SEGMENT DATA

We offer our services under three primary lines of business: Industry Solutions, Government Services, and Technology Services. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the U.S. Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. The Technology Services segment provides application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, as well as the elimination of approximately $9,525 and $5,520 of intersegment revenue and direct cost of services for the quarters ended March 31, 2005 and 2004, respectively, related to the provision of services by the Technology Services segment to the other segments.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The following is a summary of certain financial information by reportable segment for the quarters ended March 31, 2005 and 2004.

	Industry	Government	Technology
	Solutions	Services	Services	Other	Total
For the quarter ended March 31, 2005:
Revenue	$380,329	$62,805	$39,662	$(9,525)	$473,271
Income before taxes	35,018	3,621	6,447	(342)	44,744
For the quarter ended March 31, 2004:
Revenue	$327,492	$64,762	$33,070	$(5,520)	$419,804
Income before taxes	22,203	3,816	4,031	(158)	29,892

NOTE 10. EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	For The Quarter Ended March 31,
	2005	2004
Basic Earnings per Common Share
Net income	$26,442	$18,743

Weighted average common shares outstanding	117,705	113,944

Basic earnings per common share	$0.22	$0.16

Diluted Earnings per Common Share
Net income	$26,442	$18,743

Weighted average common shares outstanding	117,705	113,944
Incremental shares assuming dilution	4,312	5,550

Weighted average diluted common shares outstanding	122,017	119,494

Diluted earnings per common share	$0.22	$0.16

For the three months ended March 31, 2005 and 2004, options to purchase 13,429 and 13,698 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because the exercise prices for these options were greater than the average market price of our common shares for the quarters then ended and, therefore, their inclusion would have been antidilutive.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Litigation

We are, from time to time, involved in various litigation matters. We do not believe that the outcome of the litigation matters in which we are currently a party, either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.

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

Litigation Relating to the California Energy Market

In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have appealed. The case is currently pending in the Third Appellate District of the California Court of Appeals.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. In February 2005, we filed a motion to dismiss the Second Amended Consolidated Complaint. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs.

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

Contract-related Contingencies

In April 2005, we settled a dispute with a former customer that resulted in a payment to Perot Systems of approximately $7,600 and a reduction of accrued liabilities of approximately $2,600, both of which will be recorded as a reduction to direct cost of services in the second quarter of 2005. This dispute related to a contract we exited in 2003.

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

We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts entered in the normal course of business under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred material costs individually or in the aggregate to defend lawsuits or settle claims related to these

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of March 31, 2005, we have no significant liability recorded for warranty claims.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Overview of Our Financial Results for the First Quarter of 2005

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

We evaluate our consolidated performance on the basis of several performance indicators. The four key performance indicators we use are revenue growth, earnings growth, free cash flow, and the value of contracts signed. We compare these key performance indicators to annual target amounts established by management and to our performance for prior periods. We establish the targets for these key performance indicators primarily on an annual basis, but we may revise them during the year. We assess our performance using these key indicators on a quarterly and annual basis.

Revenue Growth

Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the first quarter of 2005 grew by 12.7% as compared to the first quarter of 2004. As discussed in more detail below, this revenue growth came primarily from the following:

▪	Revenue from new contracts signed during the twelve-month period following the first quarter of 2004.

▪	An increase in revenue from the expansion of base services and discretionary technology investments by our customers, which we believe is due to improved economic conditions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Earnings Growth

We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the first quarter of 2005 increased 37.5% to $0.22 per share from $0.16 per share for the first quarter of 2004. As discussed in more detail below, this increase came primarily from:

▪	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform that are in addition to our base level of services. These increased services are discretionary in nature, and the associated margins are typically higher than those we realize on our base level of services.

▪	Income from new contracts signed during the twelve-month period following the first quarter of 2004.

▪	Additional profit in the first quarter of 2005 of approximately $0.03 per share associated with the termination of a contract.

Partially offsetting these increases in earnings were an increase in our effective tax rate to 40.9% for the first quarter of 2005 as compared to 37.3% for the first quarter of 2004 and an increase in expense in 2005 for bonuses to associates.

Free Cash Flow

We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended March 31, 2005, was $111.6 million as compared to $71.1 million for the twelve months ended March 31, 2004. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	March 31
	2005	2004
Net cash provided by operating activities	$149.1	$96.8
Purchases of property, equipment and software	(37.5)	(25.7)

Free cash flow	$111.6	$71.1

TCV of Contracts Signed

The amount of “Total Contract Value” (commonly referred to as TCV) that we sell during a twelve-month period is a measure of our success in capturing new business in the various outsourcing and consulting markets in which we provide services. We measure TCV as our estimate of the total expected revenue from contracts with new customers and contracts for new services with existing customers where the contract is expected to generate revenue in excess of a defined amount during its contract term and the contract term exceeds a defined length of time. If a new contract does not meet the defined amount of revenue or length of term, it is not included in our TCV calculation.

Various factors may impact the timing of when a contract is signed, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally use a twelve-month period to measure our success in this area because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending March 31, 2005, the

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

amount of TCV signed was $1.5 billion, as compared to $0.8 billion for the twelve-month period ending March 31, 2004. The majority of the new contracts signed include fixed and per-unit pricing mechanisms for the billing of our outsourcing services.

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

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenue

Revenue for the first quarter of 2005 increased from revenue for the first quarter of 2004 due to increases in revenue from the Industry Solutions and Technology Services segments, partially offset by a decrease in revenue from the Government Services segment. Below is a summary of our revenue for the first quarter of 2005 as compared to the first quarter of 2004:

	Three months ended March 31
	2005	2004	$ Change	% Change
Industry Solutions	$380.3	$327.5	$52.8	16.1%
Government Services	62.8	64.8	(2.0)	(3.1%)
Technology Services	39.7	33.1	6.6	19.9%
Elimination of intersegment revenue	(9.5)	(5.6)	(3.9)	69.6%

Total	$473.3	$419.8	$53.5	12.7%

The net increase in revenue from the Industry Solutions segment for the first quarter of 2005 as compared to the first quarter of 2004 was primarily attributable to:

▪	$32.6 million increase from contracts signed during the twelve-month period following the first quarter of 2004. This revenue includes $24.2 million and $8.4 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers. The strength in healthcare new sales revenue comes from two primary factors:

—	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process outsourcing was immature. As a result, we have an established presence and brand, which we have strengthened during the past several years through internal investment in software and solutions and through acquisitions.

—	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. As a result, approximately half of the contracts we signed during the twelve-month period following the first quarter of 2004 included a clinical transformation component. Clinical transformation revolutionizes the way in which the healthcare community receives patient-specific data that spans the entire continuum of care, including centralization of patient data and electronic order entry and decision support.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We have less scale in the markets that we serve through our Commercial Solutions group, and we have been operating in these markets during a time when many of these industries have been experiencing economic pressures coupled with a mature market for technology outsourcing. Consequently, we have not experienced the same level of demand in these markets as we have in the healthcare industry.

▪	$10.0 million net increase from existing accounts, short-term offerings, and project work. This net increase results from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The increase is related to contracts in the healthcare and commercial solutions industries:

—	The state of change in the healthcare industry has required increased system investment, which creates demand for our services. Because of the increased complexity associated with system changes and combined with a desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business.

—	Within the manufacturing market and the construction and engineering market served by our Commercial Solutions group, we have experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve the efficiency of their operations.

▪	$6.2 million of revenue associated with the early termination of a contract in the first quarter of 2005.

▪	$4.0 million increase from technology and business consulting services and business process services, primarily due to an increase in business volume. Our services are typically viewed as discretionary services by our customers and tend to be tied to their level of systems investment, which varies with the rate of technology change and general economic conditions.

The decrease in revenue from the Government Services segment for the first quarter of 2005 as compared to the first quarter of 2004 was primarily attributable to a loss of business, the majority of which came from the loss of a contract with the Immigration and Naturalization Service that was rebundled by the customer along with other programs for a recompetition bid. The consortium of companies that we participated with for the recompete did not win this business. This was partially offset by existing program expansion, including $3.1 million associated with our support of the Naval Sea Systems Command. Our business with the federal government may fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Revenue from the Technology Services segment of $30.2 million for the first quarter of 2005, net of the elimination of intersegment revenue of $9.5 million, increased as compared to $27.5 million for the first quarter of 2004, net of the elimination of intersegment revenue of $5.6 million. This increase is primarily attributable to increased project work in the financial services industry. Intersegment revenue relates to the provision of services by the Technology Services segment to the other segments.

Revenue from UBS, our largest customer, was $71.5 million for the first quarter of 2005, or 15.1% of revenue. This revenue is reported within the Industry Solutions and Technology Services lines of business and is summarized in the following table (amounts in millions):

	Three months ended
	March 31
	2005	2004	Change
UBS revenue in Industry Solutions	$62.9	$58.3	7.9%
UBS revenue in Technology Services	8.6	8.0	7.5%

Total revenue from UBS	$71.5	$66.3	7.8%

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The increase in revenue from UBS is due primarily to increased project work and a change in our estimate of the variable component of our annual fee following the execution of the Transition Agreement between us and UBS, dated September 16, 2004.

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for the first quarter of 2005 was 21.9% of revenue, which is higher than the gross margin for the first quarter of 2004 of 20.1%. This year-to-year increase in gross margin is primarily due to the following:

▪	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform that are in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.

▪	In the first quarter of 2005, we recorded revenue of $6.2 million and related direct costs of services of $0.6 million, resulting in gross profit of $5.6 million, associated with the termination of a contract.

▪	In the first quarter of 2004, we recorded $2.7 million of additional expense associated with unfulfilled minimum purchase commitments, as compared to the first quarter of 2005.

Partially offsetting these increases was an increase in direct costs of services of $3.9 million for associate bonus expense in the first quarter of 2005 as compared to the prior year period, which includes an increase in associate bonus expense of approximately $1.0 million that is reimbursable by our customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2005 increased 12.5% to $60.1 million from $53.4 million for the first quarter of 2004. As a percentage of revenue, SG&A was consistent at 12.7% of revenue for the first quarters of 2005 and 2004.

Other Income Statement Items

Interest income for the first quarter of 2005 increased by $1.9 million as compared to the first quarter of 2004 due primarily to higher average cash balances and higher interest rates during the first quarter of 2005 as compared to the same period in 2004.

Our effective tax rate for the first quarter of 2005 was 40.9% as compared to 37.3% for the same period in 2004. Our income tax expense for the first quarter of 2005 includes income tax expense of $1.8 million on $20.9 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the “Act”). The income tax expense on these earnings increased our effective tax rate for the first quarter of 2005 by 3.9%. The first quarter 2005 effective tax rate also increased 0.8% due to income tax expense of $0.3 million on $2.6 million of foreign earnings we intend to repatriate in addition to those amounts repatriated under the Act. The Act creates a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends, resulting in a U.S. federal tax rate of 5.25%.

The $1.8 million of income tax expense on earnings to be repatriated under the Act includes $0.6 million of income tax expense due to an apparent drafting oversight that the U.S. Department of the Treasury plans to correct during calendar year 2005. As a result, we expect to reduce income tax expense by approximately $0.6 million in the quarter the correcting notice is issued. Additional adjustments to income tax expense may be required at the time of repatriation depending upon a number of factors, including nondeductible

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

expenses allocated to the repatriated earnings as well as statutory tax rates in effect at the time of repatriation.

We may repatriate up to an additional $25.0 million of cash in 2005 under the Act and will record the associated income tax expense in the quarter a decision to repatriate is made as provided by FASB Staff Position 109-2. We expect to finalize our assessment of additional amounts to be repatriated by the end of this year and may incur up to approximately $1.5 million of additional income tax expense in 2005.

All funds repatriated under the Act will be invested in accordance with our domestic reinvestment plan, which provides for the use of amounts repatriated under the Act in the U.S., primarily through payment of non-executive compensation and capital expenditures.

The overall increase in our first quarter 2005 effective tax rate as compared to the same period in 2004 is due to the income tax expense related to the repatriation of foreign earnings as discussed above, partially offset by a more favorable income tax impact from our foreign operations.

Expected Effects of the End of Our Outsourcing Contracts with Two Customers

UBS AG is our largest customer, and Harvard Pilgrim is one of our other top 10 customers. Our IT outsourcing contract with UBS will end on January 1, 2007, and our contract with Harvard Pilgrim is expected to end during 2006 or 2007. During the first quarter of 2005, these contracts generated approximately $85 million of revenue and approximately $20 million of gross profit. We continue to expect that we will lose a substantial majority of our revenue and profit from these contracts when they end. The impact of the end of these outsourcing agreements on our profits will be based in part on our ability to reduce our costs. We expect that the end of these outsourcing agreements likely will have a disproportionately large effect on our profitability compared to the effect on our revenues.

We have identified between $50 million and $60 million of annual operating efficiencies by the end of 2007 compared to our results in 2004, as outlined in our Annual Report on Form 10-K for the year ended December 31, 2004, that we believe could reduce the expected negative impact on our operating income from the end of these agreements. Through the first quarter of 2005, we have realized approximately $6 million of these efficiencies on an annual basis, primarily through amortization and other expense reductions. We continue to expect that we will realize the remainder of the identified annual operating efficiencies before the conclusion of 2007.

Liquidity and Capital Resources

We expect that existing cash and cash equivalents, expected cash flows from operating activities, and the $198.5 million that is available under our restated and amended credit facility, which is discussed below, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the three months ended March 31, 2005, cash and cash equivalents decreased 14.0% to $262.2 million from $304.8 million at December 31, 2004.

Operating Activities

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2005, as compared to net cash provided by operating activities of $2.3 million for the three months ended March 31, 2004. The primary reasons for the changes in cash provided by operating activities, as described more fully below, are changes in the amount of cash paid for associate bonuses and prepaid expenses.

▪	Bonuses paid to associates under our bonus plans in the first quarters of 2005 and 2004 (including payments of annual bonuses relating to the prior year’s bonus plan) were $60.8 million and $38.0 million, respectively. Included in the bonus amounts that were paid in the first quarter of 2005 and 2004 were approximately $23.2 million and $18.9 million, respectively, of bonus payments that are

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.

▪	Amounts paid for prepaid expenses in the first quarter of 2005 increased as compared to the amounts paid in the prior year period due primarily to an increase in amounts paid for prepaid hardware- and software-related costs and business insurance.

Investing Activities

Net cash used in investing activities increased to $38.7 million for the three months ended March 31, 2005, as compared to $13.2 million for the same period in 2004. This increase was due primarily to additional cash paid for acquisitions of businesses.

▪	During the three months ended March 31, 2005, we paid $23.9 million as additional consideration for acquisitions, including $17.0 million and $6.9 million related to the acquisitions of Soza & Company, Ltd. and ADI Technology Corporation, respectively.

▪	During the three months ended March 31, 2004, we paid $8.1 million as additional consideration for acquisitions, including $6.3 million and $2.3 million related to the acquisitions of Soza and ADI, respectively, partially offset by an adjustment to the amount of cash paid for another acquisition of $0.5 million. Also during the first quarter of 2004, we received $5.4 million of net proceeds from the sale of marketable equity securities.

Financing Activities

Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2005, as compared to $6.0 million for the three months ended March 31, 2004. During the first quarter of 2004, we received more proceeds from the issuance of common stock due to the exercise of more stock options to purchase Common Stock as compared to the first quarter in 2005.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2005, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $1.6 million, as the U.S. dollar strengthened against the Indian Rupee, the Euro, the Swiss Franc and the British pound. We hedge foreign exchange exposures that are likely to significantly impact net income or working capital.

Current Portion of Long-term Debt

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75.5 million. In March  2005, we borrowed $76.5 million under our credit facility to pay the exercise amount of $75.5 million for the purchase option under the operating lease and to pay certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.

Long-term Debt

In January  2004, we entered into a three-year credit facility with a syndicate of banks that allows us to borrow up to $100.0 million. In March  2005, we executed a restated and amended agreement that expanded the facility to $275.0 million and extended the term to five years. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in March 2010 and requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, in March  2005, we borrowed $76.5 million against the credit facility.

Contract-related Contingencies

In April 2005, we settled a dispute with a former customer that resulted in a $7.6 million payment to Perot Systems and a reduction of accrued liabilities of $2.6 million, both of which will be recorded as a reduction to direct cost of services in the second quarter of 2005. This dispute related to a contract we exited in 2003.

Stock Repurchase Program

In April 2005, our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock. We may repurchase shares of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

Significant Accounting Standards to be Adopted

Statement of Financial Accounting Standards Board No. 123R

In December 2004, the FASB issued Statement of Financial Accounting Standards Board No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC changed the effective date of FAS 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the period ending March 31, 2005, net income would have been reduced by approximately $3.0 million. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after January 1, 2006, and any awards that are not fully vested as of December 31, 2004. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.

RISK FACTORS

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as:

•	Our outsourcing agreement with UBS, the largest of our UBS agreements, ends in January 2007, and we expect the end of this agreement to result in the loss of a substantial majority of revenue and profit from our UBS relationship.

•	We may not be able to successfully implement planned operating efficiencies and expense reduction initiatives and achieve the planned timing and amount of any resulting benefits.

•	We may bear the risk of cost overruns under custom software development and implementation services, and, as a result, cost overruns could adversely affect our profitability.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Our largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenues and profits. One of these customers, Harvard Pilgrim, has notified us that it intends to transition the services that we provide them to its new business partner over the next two to three years.

•	If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits per share could be diminished and our financial results could be adversely affected.

•	Development of our software products may cost more than we initially project, and we may encounter delays or fail to perform well in the market, which could decrease our profits.

•	Our financial results are materially affected by a number of economic and business factors.

•	If we are unable to successfully integrate acquired entities, our profits may be less and our operations more costly or less efficient.

•	Our contracts generally contain provisions that could allow customers to terminate the contracts and sometimes contain provisions that enable the customer to require changes in pricing, decreasing our revenue and profits and potentially damaging our business reputation.

•	Some contracts contain fixed-price provisions or penalties that could result in decreased profits.

•	Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations.

•	Our international operations expose our assets to increased risks and could result in business loss or in more expensive or less efficient operations.

•	We have a significant business presence in India, and risks associated with doing business there could decrease our revenue and profits.

•	Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits.

•	If customers reduce spending that is currently above contractual minimums, our revenues and profits could diminish.

•	If we fail to compete successfully in the highly competitive markets in which we operate, our business, financial condition, and results of operations will be materially and adversely affected.

•	Increasingly complex regulatory environments may increase our costs.

•	Our quarterly financial results may vary.

•	Changes in technology could adversely affect our competitiveness, revenue, and profit.

•	Ross Perot has substantial control over any major corporate action.

•	We could lose rights to our company name, which may adversely affect our ability to market our services.

•	Failure to recruit, train, and retain technically skilled personnel could increase costs or limit growth.

•	Alleged or actual infringement of intellectual property rights could result in substantial additional costs.

•	Provisions of our certificate of incorporation, bylaws, stockholders’ rights plan, and Delaware law could deter takeover attempts

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. We disclaim any intention or obligation to update any forward-looking statements whether as a result of new information, future developments, or otherwise.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with foreign currencies as of December 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the three months ended March 31, 2005, there has been no material change in related market risk factors.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, involved in various litigation matters. We do not believe that the outcome of the litigation matters in which we are currently a party, either individually or taken as a whole, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we cannot predict with certainty any eventual loss or range of possible loss related to such matters.

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
For the Quarter Ended March 31, 2005

Litigation Relating to the California Energy Market

In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs, however, have appealed. The case is currently pending in the Third Appellate District of the California Court of Appeals.

In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. In February 2005, we filed a motion to dismiss the Second Amended Consolidated Complaint. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the period covered by this report.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated May 3, 2005, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated May 3, 2005, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated May 3, 2005, by Peter A. Altabef, President and Chief Executive Officer.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

Exhibit No.	Document
32.2**	Section 1350 Certification dated May 3, 2005, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: May 3, 2005	By /s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer