Form 10-Q
period 2005-06-30
PEROT SYSTEMS CORP
filed 2005-08-02
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Number of shares of registrant’s common stock outstanding as of July 29, 2005: 115,945,664 shares of Class A Common Stock and 1,925,022 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$264,344	$304,786
Accounts receivable, net	262,419	233,875
Prepaid expenses and other	67,643	51,920

Total current assets	594,406	590,581

Property, equipment and purchased software, net	157,328	144,425
Goodwill	385,312	359,033
Deferred contract costs, net	70,777	48,459
Other non-current assets	67,683	81,113

Total assets	$1,275,506	$1,223,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$75,498
Accounts payable	40,533	34,114
Accrued liabilities	77,471	98,298
Accrued compensation	50,003	65,706
Income taxes payable	44,094	34,306
Deferred revenue and other current liabilities	25,976	22,626

Total current liabilities	238,077	330,548

Long-term debt	76,505	—
Non-current deferred revenue and other non-current liabilities	46,996	31,029

Total liabilities	361,578	361,577

Commitments and contingencies
Stockholders’ equity:
Common stock	1,190	1,173
Additional paid-in capital	486,457	478,266
Retained earnings	441,990	382,962
Treasury stock	(20,639)	—
Other stockholders’ equity	(7,932)	(9,673)
Accumulated other comprehensive income	12,862	9,306

Total stockholders’ equity	913,928	862,034

Total liabilities and stockholders’ equity	$1,275,506	$1,223,611

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$488,232	$433,794	$961,503	$853,598
Direct cost of services	378,744	345,153	748,253	680,529

Gross profit	109,488	88,641	213,250	173,069
Selling, general and administrative expenses	59,702	54,565	119,826	108,014

Operating income	49,786	34,076	93,424	65,055

Interest income	1,596	352	3,839	736
Interest expense	(760)	(512)	(1,605)	(975)
Other income (expense), net	279	712	(13)	(296)

Income before taxes	50,901	34,628	95,645	64,520
Provision for income taxes	18,315	12,723	36,617	23,872

Net income	$32,586	$21,905	$59,028	$40,648

Basic and diluted earnings per common share:
Basic earnings per common share	$0.28	$0.19	$0.50	$0.36
Weighted average common shares outstanding	117,622	114,659	117,663	114,302

Diluted earnings per common share	$0.27	$0.18	$0.48	$0.34
Weighted average diluted common shares outstanding	121,453	119,610	121,928	119,553
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$59,028	$40,648

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,986	26,937
Change in deferred taxes	3,164	(7,615)
Other non-cash items	1,797	(1,248)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(34,288)	(32,496)
Prepaid expenses	(16,568)	(11,376)
Deferred contract costs, net	(24,183)	(18,437)
Accounts payable and accrued liabilities	(1,214)	963
Accrued compensation	(17,696)	7,128
Deferred revenue	19,597	5,076
Income taxes	7,658	14,444
Other current and non-current assets	5,976	(4,578)
Other current and non-current liabilities	1,184	(823)

Net cash provided by operating activities	32,441	18,623

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(33,437)	(14,510)
Acquisitions of businesses	(26,128)	(8,611)
Net proceeds from the sale of short-term investments	—	37,725
Other	52	(6)

Net cash (used in) provided by investing activities	(59,513)	14,598

Cash flows from financing activities:
Repayment of debt	(75,498)	—
Proceeds from issuance of long-term debt	76,505	—
Proceeds from issuance of common stock	10,322	10,364
Purchase of treasury stock	(20,639)	—
Other	(766)	(44)

Net cash (used in) provided by financing activities	(10,076)	10,320

Effect of exchange rate changes on cash and cash equivalents	(3,294)	(393)

Net (decrease) increase in cash and cash equivalents	(40,442)	43,148

Cash and cash equivalents at beginning of period	304,786	123,770

Cash and cash equivalents at end of period	$264,344	$166,918

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries and all significant intercompany transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, in our Annual Report on Form 10-K filed with the SEC on March 9, 2005. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results for the year ending December 31, 2005.
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income
As reported	$32,586	$21,905	$59,028	$40,648
Add: stock-based compensation expense included in reported net income, net of related tax effects	345	115	798	260
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,274)	(6,711)	(7,715)	(10,436)

Pro forma	$28,657	$15,309	$52,111	$30,472

Basic earnings per common share
As reported	$0.28	$0.19	$0.50	$0.36
Pro forma	$0.24	$0.13	$0.44	$0.27

Diluted earnings per common share
As reported	$0.27	$0.18	$0.48	$0.34
Pro forma	$0.24	$0.14	$0.43	$0.26

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
We utilize the Black-Scholes option pricing model to calculate our pro forma stock-based compensation expense using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average risk free interest rates	3.77%	2.80%	3.82%	2.30%
Weighted average life (in years)	5.0	3.3	5.2	3.6
Volatility	43%	48%	43%	50%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$5.81	$5.09	$6.12	$5.29
Significant Accounting Standards to be Adopted
Statement of Financial Accounting Standards No. 123R
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC changed the effective date of FAS 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the three months ending June 30, 2005, net income would have been reduced by approximately $3,929. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after January 1, 2006 and any awards that are not fully vested as of December 31, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.
Statement of Financial Accounting Standards No. 154
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.
NOTE 2. ACQUISITIONS
During the first quarter of 2005, it was determined that Soza & Company, Ltd. met their financial targets for 2004, and we paid $17,000 of additional consideration in cash, which was recorded as additional goodwill that was assigned to the Government Services segment and is predominantly nondeductible for tax purposes. There are no additional contingent payments related to this acquisition, and the $5,000 that was previously held in escrow was released to the previous shareholders during the first quarter of 2005.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
During the first quarter of 2005, it was determined that ADI Technology Corporation met their financial targets for 2004, and we paid $6,700 of additional consideration in cash. In addition, we recorded $178 of other purchase price adjustments. The total amount of $6,878 was recorded as additional goodwill that was assigned to the Government Services segment and is predominantly nondeductible for tax purposes. There are no additional contingent payments related to this acquisition.
NOTE 3. GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2005, by reporting segment are as follows:

	Industry	Government	Technology
	Solutions	Services	Services	Total
Balance as of December 31, 2004	$195,041	$97,292	$66,700	$359,033
Additional goodwill for ADI acquisition	—	6,878	—	6,878
Additional goodwill for Soza acquisition	—	17,000	—	17,000
Other	2,250	—	151	2,401

Balance as of June 30, 2005	$197,291	$121,170	$66,851	$385,312

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
NOTE 4. DEFERRED CONTRACT COSTS, NET, AND OTHER NON-CURRENT ASSETS
Deferred Contract Costs, Net
Included in deferred contract costs, net, is $39,877 and $27,128 as of June 30, 2005, and December 31, 2004, respectively, relating to costs deferred on a contract that includes both construction services and non-construction services. We determined that we could not recognize revenue on the construction services separately from the non-construction services. As a result, we are deferring both the revenue on the construction services, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the construction services. The amount of revenue that has been deferred on this contract as of June 30, 2005, and December 31, 2004, is $18,963 and $14,963, respectively, and is included in non-current deferred revenue and other non-current liabilities on the condensed consolidated balance sheets.
The remaining balances of deferred contract costs, net, at June 30, 2005 and December 31, 2004, relate primarily to deferred contract set-up costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Identifiable Intangible Assets
Identifiable intangible assets as of June 30, 2005, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service marks	$5,761	$(3,936)	$1,825
Customer based assets	22,599	(12,731)	9,868
Other intangible assets	4,855	(3,327)	1,528

Balance as of June 30, 2005	$33,215	$(19,994)	$13,221

Total amortization expense for identifiable intangible assets was $1,289 and $2,579 for the three and six months ended June 30, 2005, and $2,494 and $5,013 for the three and six months ended June 30, 2004. Amortization expense is estimated at $5,190, $3,995, $3,170, $2,233, $486 and $161 for the years ended December 31, 2005 through 2010, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.
NOTE 5. DEBT
Current Portion of Long-term Debt
In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75,498. In March 2005, we borrowed $76,505 under our credit facility to pay the exercise amount of $75,498 for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 6. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income	$32,586	$21,905	$59,028	$40,648
Foreign currency translation adjustments	2,486	(1,676)	3,556	3,410
Other	—	(373)	—	250

Total comprehensive income	$35,072	$19,856	$62,584	$44,308

NOTE 7. STOCKHOLDERS’ EQUITY
The components of other stockholders’ equity were as follows:

	June 30, 2005	December 31, 2004
Deferred compensation	$(7,719)	$(9,761)
Other	(213)	88

Total other stockholders’ equity	$(7,932)	$(9,673)

At June 30, 2005, there were 115,628 shares of our Class A Common Stock outstanding and 1,867 shares of our Class B Common Stock outstanding. At December 31, 2004, there were 115,756 shares of our Class A Common Stock outstanding and 1,517 shares of our Class B Common Stock outstanding. During 2005, we acquired 1,555 shares of Class A Common Stock for $20,639, issued 1,427 shares of Class A Common Stock under incentive plans, and issued 350 shares of Class B Common Stock upon exercise of options to purchase Class B Common Stock.
NOTE 8. INCOME TAXES
Our effective income tax rate for the first six months of 2005 was 38.3% as compared to 37.0% for the same period in 2004. Income tax expense for the first six months of 2005 includes income tax expense of $1,100 on $20,845 of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the “Act”). The income tax expense on these earnings increased our effective tax rate for the first six months of 2005 by 1.2%. The effective tax rate for the first six months of 2005 also increased 0.4% due to income tax expense of $415 on $2,645 of foreign earnings we intend to repatriate in addition to those amounts repatriated under the Act. The Act creates a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends, resulting in a U.S. federal tax rate on the repatriated earnings of 5.25%.
In addition to the $20,845 of foreign earnings that we have already determined to repatriate, we may repatriate up to an additional $25,000 of cash in 2005 under the Act and will record the associated income tax expense of up to approximately $1,500 in the quarter a decision to repatriate is made as provided by FASB Staff Position 109-2. We expect to finalize our assessment of any additional amounts to be repatriated by the end of this year.

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
NOTE 9. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Technology Services. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project, and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the U.S. Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. The Technology Services segment provides application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct cost of services of approximately $10,583 and $6,447 for the three months ended June 30, 2005 and 2004, respectively, and $20,108 and $11,967 for the six months ended June 30, 2005 and 2004, respectively, related to the provision of services by the Technology Services segment to the other segments.
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
The following is a summary of certain financial information by reportable segment for the three and six months ended June 30, 2005 and 2004.

	Industry	Government	Technology
	Solutions	Services	Services	Other	Total
For the three months ended June 30, 2005:
Revenue	$388,324	$67,343	$43,148	$(10,583)	$488,232
Income before taxes	40,067	3,739	7,583	(488)	50,901

For the three months ended June 30, 2004:
Revenue	$336,581	$68,409	$35,251	$(6,447)	$433,794
Income before taxes	23,344	3,388	7,267	629	34,628

For the six months ended June 30, 2005:
Revenue	$768,653	$130,148	$82,810	$(20,108)	$961,503
Income before taxes	75,085	7,360	14,030	(830)	95,645

For the six months ended June 30, 2004:
Revenue	$664,073	$133,171	$68,321	$(11,967)	$853,598
Income before taxes	45,547	7,204	11,298	471	64,520

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations.

	For the three months ended June 30,
	2005	2004
Basic Earnings per Common Share
Net income	$32,586	$21,905

Weighted average common shares outstanding	117,622	114,659

Basic earnings per common share	$0.28	$0.19

Diluted Earnings per Common Share
Net income	$32,586	$21,905

Weighted average common shares outstanding	117,622	114,659
Incremental shares assuming dilution	3,831	4,951

Weighted average diluted common shares outstanding	121,453	119,610

Diluted earnings per common share	$0.27	$0.18

	For the six months ended June 30,
	2005	2004
Basic Earnings per Common Share
Net income	$59,028	$40,648

Weighted average common shares outstanding	117,663	114,302

Basic earnings per common share	$0.50	$0.36

Diluted Earnings per Common Share
Net income	$59,028	$40,648

Weighted average common shares outstanding	117,663	114,302
Incremental shares assuming dilution	4,265	5,251

Weighted average diluted common shares outstanding	121,928	119,553

Diluted earnings per common share	$0.48	$0.34

For the three and six months ended June 30, 2005, options to purchase 13,484 and 13,263 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because the exercise prices for these options were greater than the average market price of our common shares for these periods, and therefore, their inclusion would have been antidilutive. For the three and six months ended June 30, 2004, options to purchase 13,637 and 13,589 shares, respectively, of our common stock were excluded for the same reason as discussed above.

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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. The plaintiffs are seeking unspecified damages, statutory compensation and costs and expenses of the litigation.
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1,000,000 (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1,000,000 and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgement. The court has granted a preliminary approval of the proposed settlement, which will be subject to approval by the members of the class.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Litigation Relating to the California Energy Market
In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs appealed to the Third Appellate District of the California Court of Appeals. The appellate court affirmed the lower court’s dismissal and denied the plaintiffs’ request for a rehearing. In July 2005, the plaintiffs filed a petition for review with the California Supreme Court.
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
Other
In addition to the matters described above, we have been, and from time to time are, named as a defendant in various legal proceedings in the normal course of business, including arbitrations, class actions and other litigation involving commercial and employment disputes. Certain of these proceedings include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We are contesting liability and/or the amount of damages, in each pending matter.
Contract-related Contingencies
In April 2005, we settled a dispute with a former customer that resulted in a payment to Perot Systems of $7,631 and a reduction of liabilities of $2,665, both of which are recorded as a reduction to direct cost of services in the second quarter of 2005. This dispute related to a contract we exited in 2003.
NOTE 12. SUBSEQUENT EVENTS
In July 2005, we announced an agreement to acquire Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc., a leading provider of policy administration and business process services to the life insurance industry. In August 2005, we expect to acquire all of the stock of TMI for a purchase price of $65,000 in cash, and we may make additional payments totaling up to $18,000 in cash or stock over the next two fiscal years, which are contingent upon TMI achieving certain financial targets over the same period.
In addition, in July 2005 we acquired all of the stock of PrSM Corporation for $7,200 in cash. PrSM Corporation is an employee-owned safety, environmental and engineering services company that provides services to various government agencies, including the U.S. Department of Energy, the U.S. Department of Defense and NASA.

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
Overview of Our Financial Results for the Second Quarter of 2005
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the second quarter of 2005 grew by 12.5% as compared to the second quarter of 2004. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from contracts signed with new customers during the twelve-month period following the second quarter of 2004.

•	An increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers, which we believe is due to improved economic conditions.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the second quarter of 2005 increased 50.0% to $0.27 per share from $0.18 per share for the second quarter of 2004. As discussed in more detail below, this increase came primarily from:
•	A reduction to direct costs of services of $10.3 million, or $0.05 per diluted share, in the second quarter of 2005 associated with the settlement of a dispute with a former customer related to a contract we exited in 2003.

•	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform in addition to our base level of services. These increased services are discretionary in nature, and the associated margins are typically higher than those we realize on our base level of services.
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended June 30, 2005, was $119.9 million as compared to $88.8 million for the twelve months ended June 30, 2004. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	June 30
	2005	2004
Net cash provided by operating activities	$172.1	$113.2
Purchases of property, equipment and software	(52.2)	(24.4)

Free cash flow	$119.9	$88.8

TCV of Contracts Signed
The amount of “Total Contract Value” (commonly referred to as TCV) that we sell during a twelve-month period is a measure of our success in capturing new business in the various outsourcing and consulting markets in which we provide services and includes contracts with new customers and contracts for new

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
services with existing customers. We measure TCV as our estimate of the total expected revenue from contracts that are expected to generate revenue in excess of a defined amount during a contract term that exceeds a defined length of time.
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending June 30, 2005, the amount of TCV signed was $1.8 billion, as compared to $0.8 billion for the twelve-month period ending June 30, 2004.
Additional Measurements
Each of our three primary lines of business has distinct economic factors, business trends, and risks that could affect our results of operations. As a result, in addition to the four metrics discussed above that we use to measure our consolidated financial performance, we use similar metrics for each of these lines of business and for certain industry groups and operating units within these lines of business.
Comparison of the Three Months Ended June 30, 2005 and 2004
Revenue
Revenue for the second quarter of 2005 increased from revenue for the second quarter of 2004 due to increases in revenue from the Industry Solutions and Technology Services segments, partially offset by a slight decrease in revenue from the Government Services segment. Below is a summary of our revenue for the second quarter of 2005 as compared to the second quarter of 2004:

	Three months ended June 30
	2005	2004	$ Change	% Change
Industry Solutions	$388.3	$336.6	$51.7	15.4%
Government Services	67.3	68.4	(1.1)	(1.6%)
Technology Services	43.1	35.2	7.9	22.4%
Elimination of intersegment revenue	(10.5)	(6.4)	(4.1)	64.1%

Total	$488.2	$433.8	$54.4	12.5%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the second quarter of 2005 as compared to the second quarter of 2004 was primarily attributable to:
•	$34.0 million increase from contracts signed with new customers during the twelve-month period following the second quarter of 2004. This increase is composed of $23.7 million and $10.3 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

The strength in healthcare new sales revenue comes from two primary factors:
—	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process outsourcing was immature. As a result, we have an established presence and brand, which we have strengthened through internal investment in software and solutions and through acquisitions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
—	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. Clinical transformation revolutionizes the way in which the healthcare community receives patient-specific data that spans the entire continuum of care, including centralization of patient data and electronic order entry and decision support.
We are experiencing an increase in new sales revenue from the markets served by our Commercial Solutions group. This increase is primarily the result of improved focus and selectivity in our sales processes, as well as improved collaboration between our consulting and technology outsourcing teams that deliver services to these markets.

•	$20.3 million net increase from existing accounts and short-term project work. This net increase results from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which includes short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The increase is related to contracts in the Healthcare and Commercial Solutions groups:
—	The state of change in the healthcare industry has required increased system investment, which creates demand for our services. Because of the complexities associated with system changes combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business.

—	Within the manufacturing market and the construction and engineering market served by our Commercial Solutions group, we have experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve the efficiency of their operations.
Government Services
The $1.1 million, or 1.6%, decrease in revenue from the Government Services segment for the second quarter of 2005 as compared to the second quarter of 2004 was primarily attributable to a loss of business, the majority of which came from the loss of a contract with the Immigration and Naturalization Service that was rebundled by the customer along with other programs for a recompetition bid. The consortium of companies with which we participated for the recompete did not win this business. This loss of business was partially offset by existing program expansion, primarily associated with our support of the Naval Sea Systems Command. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Technology Services
Revenue from the Technology Services segment of $32.6 million for the second quarter of 2005, net of the elimination of intersegment revenue of $10.5 million, increased $3.8 million as compared to revenue of $28.8 million for the second quarter of 2004, net of the elimination of intersegment revenue of $6.4 million. This increase is primarily attributable to an increase in application development and maintenance services in the financial services industry. Intersegment revenue relates to the provision of services by the Technology Services segment to our other segments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
UBS
Revenue from UBS, our largest customer, was $76.2 million for the second quarter of 2005, or 15.6% of our total revenue. This revenue is reported within the Industry Solutions and Technology Services lines of business and is summarized in the following table (amounts in millions):

	Three months ended
	June 30
	2005	2004	Change
UBS revenue in Industry Solutions	$67.7	$57.5	17.7%
UBS revenue in Technology Services	8.5	7.4	14.9%

Total revenue from UBS	$76.2	$64.9	17.4%

The increase in revenue from UBS is due primarily to an increase in the number of associates providing services to UBS relating to their business expansion and various short-term projects, as well as the elimination of the variable component of our annual fee as part of the Transition Agreement between us and UBS of September 2004.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the second quarter of 2005 was 22.4% of revenue, which is higher than the gross margin for the second quarter of 2004 of 20.4%. This year-to-year increase in gross margin is primarily due to the following:
•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7.6 million payment and reduced our liabilities by $2.7 million, both of which were recorded as a reduction to direct costs of services. The dispute related to a contract we exited in 2003. This settlement resulted in a 2.1 percentage point increase in our gross margin for the second quarter of 2005.
•	An overall net increase in profitability from existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.
Partially offsetting these increases were lower margins in the early phases of contracts signed with new customers in the twelve-month period following the second quarter of 2004. The profitability for commercial customer contracts, particularly our fixed- and unit-priced contracts, tends to improve with the maturity of the contract as we develop operating efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2005 increased 9.5% to $59.7 million from $54.5 million for the second quarter of 2004. SG&A for the second quarter of 2005 was 12.2% of revenue, which is slightly lower than SG&A for the second quarter of 2004 of 12.6% of revenue. This increase in SG&A is primarily due to an increase in expense for employee compensation plans and an increase in expense related to a greater level of new sales pursuits.
Other Income Statement Items
Interest income for the second quarter of 2005 increased by $1.2 million as compared to the second quarter of 2004 due primarily to higher average cash balances and higher interest rates during the second quarter of 2005 as compared to the same period in 2004.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our effective income tax rate for the second quarter of 2005 was 36.0% as compared to 36.7% for the same period in 2004. Income tax expense for the second quarter of 2005 includes an income tax benefit of $0.6 million due to guidance issued by the U.S. Treasury Department and the Internal Revenue Service on May 10, 2005 clarifying certain provisions of the American Jobs Creation Act of 2004.
Comparison of the Six Months Ended June 30, 2005 and 2004
Revenue
Revenue for the six months ended June 30, 2005, increased from revenue for the six months ended June 30, 2004, due to increases in revenue from the Industry Solutions and Technology Services segments, partially offset by a decrease in revenue from the Government Services segment. Below is a summary of our revenue for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004:

	Six months ended June 30
	2005	2004	$ Change	% Change
Industry Solutions	$768.7	$664.1	$104.6	15.8%
Government Services	130.1	133.2	(3.1)	(2.3%)
Technology Services	82.8	68.3	14.5	21.2%
Elimination of intersegment revenue	(20.1)	(12.0)	(8.1)	67.5%

Total	$961.5	$853.6	$107.9	12.6%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first six months of 2005 as compared to the first six months of 2004 was primarily attributable to:
•	$65.2 million increase from contracts signed with new customers during the twelve-month period following the second quarter of 2004. This increase is composed of $47.1 million and $18.1 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

The strength in healthcare new sales revenue comes from two primary factors:
—	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process outsourcing was immature. As a result, we have an established presence and brand, which we have strengthened through internal investment in software and solutions and through acquisitions.

—	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. As a result, approximately half of the contracts we signed during the twelve-month period following the second quarter of 2004 included a clinical transformation component. Clinical transformation revolutionizes the way in which the healthcare community receives patient-specific data that spans the entire continuum of care, including centralization of patient data and electronic order entry and decision support.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We are experiencing an increase in new sales revenue from the markets served by our Commercial Solutions group. This increase is primarily the result of improved focus and selectivity in our sales processes, as well as improved collaboration between our consulting and technology outsourcing teams that deliver services to these markets.
•	$33.2 million net increase from existing accounts and short-term project work. This net increase results from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. The increase is related to contracts in the Healthcare and Commercial Solutions groups:
—	The state of change in the healthcare industry has required increased system investment, which creates demand for our services. Because of the complexities associated with system changes combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business.

—	Within the manufacturing market and the construction and engineering market served by our Commercial Solutions group, we have experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve the efficiency of their operations.
•	$6.2 million termination fee associated with the early termination of a contract in the first quarter of 2005.
Government Services
The $3.1 million, or 2.3%, decrease in revenue from the Government Services segment for the first six months of 2005 as compared to the first six months of 2004 was primarily attributable to a loss of business, the majority of which came from the loss of a contract with the Immigration and Naturalization Service that was rebundled by the customer along with other programs for a recompetition bid. The consortium of companies with which we participated for the recompete did not win this business. This loss of business was partially offset by existing program expansion, primarily associated with our support of the Naval Sea Systems Command. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Technology Services
Revenue from the Technology Services segment of $62.7 million for the first six months of 2005, net of the elimination of intersegment revenue of $20.1 million, increased $14.5 million as compared to revenue of $56.3 million for the first six months of 2004, net of the elimination of intersegment revenue of $12.0 million. This increase is primarily attributable to an increase in application development and maintenance services in the financial services industry. Intersegment revenue relates to the provision of services by the Technology Services segment to our other segments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
UBS
Revenue from UBS, our largest customer, was $147.7 million for the first six months of 2005, or 15.4% of our total revenue. This revenue is reported within the Industry Solutions and Technology Services lines of business and is summarized in the following table (amounts in millions):

	Six months ended June 30
	2005	2004	Change
UBS revenue in Industry Solutions	$130.6	$115.9	12.7%
UBS revenue in Technology Services	17.1	15.5	10.3%

Total revenue from UBS	$147.7	$131.4	12.4%

The increase in revenue from UBS is due primarily to an increase in the number of associates providing services to UBS relating to their business expansion and various short-term projects, as well as the elimination of the variable component of our annual fee as part of the Transition Agreement between us and UBS of September 2004.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the six months ended June 30, 2005, was 22.2% of revenue, which is higher than the gross margin for the six months ended June 30, 2004, of 20.3%. This year-to-year increase in gross margin is primarily due to the following:
•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7.6 million payment and reduced our liabilities by $2.7 million, both of which were recorded as a reduction to direct costs of services. The dispute related to a contract we exited in 2003. This settlement resulted in a 1.1 percentage point increase in our gross margin for the first six months ended June 30, 2005.
•	An overall net increase in profitability from existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.
•	In the first quarter of 2005, we recorded revenue of $6.2 million and related direct costs of services of $0.6 million, resulting in gross profit of $5.6 million, associated with the termination of a contract. This additional gross profit resulted in a 0.4 percentage point increase in our gross margin for the first six months ended June 30, 2005.
Partially offsetting these increases were lower margins in the early phases of contracts signed with new customers in the twelve-month period following the second quarter of 2004. The profitability for commercial customer contracts, particularly our fixed- and unit-priced contracts, tends to improve with the maturity of the contract as we develop operating efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2005, increased 10.9% to $119.8 million from $108.0 million for the six months ended June 30, 2004. SG&A for the first six months of 2005 was 12.5% of revenue, which is slightly lower than SG&A for the first six months of 2004 of 12.7% of revenue. This increase in SG&A is primarily due to an increase in expense for employee compensation plans and an increase in expense related to a greater level of new sales pursuits.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other Income Statement Items
Interest income for the six months ended June 30, 2005, increased by $3.1 million as compared to the six months ended June 30, 2004, due primarily to higher average cash balances and higher interest rates during the first six months of 2005 as compared to the same period in 2004.
Our effective income tax rate for the first six months of 2005 was 38.3% as compared to 37.0% for the same period in 2004. Income tax expense for the first six months of 2005 includes income tax expense of $1.1 million on $20.8 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the Act). The income tax expense on these earnings increased our effective tax rate for the first six months of 2005 by 1.2%. The effective tax rate for the first six months of 2005 also increased 0.4% due to income tax expense of $0.4 million on $2.6 million of foreign earnings we intend to repatriate in addition to those amounts repatriated under the Act. The Act creates a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends, resulting in a U.S. federal tax rate on the repatriated earnings of 5.25%.
In addition to the $20.8 million of foreign earnings that we have already determined to repatriate, we may repatriate up to an additional $25.0 million of cash in 2005 under the Act and will record the associated income tax expense of up to approximately $1.5 million in the quarter a decision to repatriate is made as provided by FASB Staff Position 109-2. We expect to finalize our assessment of any additional amounts to be repatriated by the end of this year.
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
Expected Effects of the End of Our Outsourcing Contracts with Two Customers
UBS AG is our largest customer, and Harvard Pilgrim is one of our other top 10 customers. Our IT outsourcing contract with UBS will end on January 1, 2007, and our contract with Harvard Pilgrim is expected to end during 2006 or 2007. During the second quarter of 2005, these contracts generated approximately $90 million of revenue and approximately $20 million of gross profit. We continue to expect that we will lose a substantial majority of our revenue and profit from these customers when the current contracts end. The impact of the end of these outsourcing agreements on our profits will be based in part on our ability to reduce our costs. We expect that the end of these outsourcing agreements likely will have a disproportionately large effect on our profitability compared to the effect on our revenues.
We have identified between $50 million and $60 million of annual operating efficiencies by the end of 2007 compared to our results in 2004, including efficiencies we expect on existing fixed- and unit-priced contracts of approximately $30.0 million, as outlined in our Annual Report on Form 10-K for the year ended December 31, 2004, that we believe could reduce the expected negative impact on our operating income from the end of these agreements. Through the second quarter of 2005, we have realized approximately $6 million of these efficiencies on an annual basis, primarily through amortization and other expense reductions. We continue to expect that we will realize the remainder of the identified annual operating efficiencies before the conclusion of 2007.
Liquidity and Capital Resources
We expect that existing cash and cash equivalents, expected cash flows from operating activities, and the $198.5 million that is available under our restated and amended credit facility, which is discussed below,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
will provide us sufficient funds to meet our operating needs for the foreseeable future. During the six months ended June 30, 2005, cash and cash equivalents decreased 13.3% to $264.3 million from $304.8 million at December 31, 2004.
Operating Activities
Net cash provided by operating activities was $32.4 million for the six months ended June 30, 2005, as compared to $18.6 million for the six months ended June 30, 2004. The primary reasons for the changes in cash provided by operating activities are as follows:
•	Net income for the six months ended June 30, 2005, increased $18.4 million to $59.0 million, which, includes the receipt of $7.6 million related to the settlement of a contract dispute with a former customer.
•	Partially offsetting the increased cash generated from our increase in income is an increase in the amount of bonuses paid to associates under our bonus plans in the first six months of 2005 as compared to the same period in 2004 (primarily representing payments of annual bonuses relating to the prior year’s bonus plan), which were $63.0 million and $39.5 million, respectively. Included in the bonus amounts that were paid in the first six months of 2005 and 2004 were approximately $23.6 million and $19.4 million, respectively, of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.
Investing Activities
Net cash used in investing activities was $59.5 million for the six months ended June 30, 2005, as compared to net cash provided from investing activities of $14.6 million for the same period in 2004. This change was primarily attributable to the following:
•	During the six months ended June 30, 2004 we recorded $37.7 million of net proceeds from the sale of short-term investments relating to the conversion of Technology Services’ short-term investments to cash and cash equivalents.
•	During the six months ended June 30, 2005, we purchased $33.4 million of property, equipment and purchased software as compared to $14.5 million during the six months ended June 30, 2004. This increase is primarily related to our business expansion needs for data center and office facilities. We plan to significantly increase our data center capacity in the next 12 months, which we expect to reduce the amount of our available cash balances and borrowing capacity.
•	During the six months ended June 30, 2005, we paid $26.1 million as additional consideration for acquisitions, including $17.0 million as additional consideration related to the acquisition of Soza & Company, Ltd., $6.9 million as additional consideration related to the acquisition of ADI Technology Corporation, and $2.2 million related to the acquisition of one other company.
•	During the six months ended June 30, 2004, we paid $8.6 million as additional consideration for acquisitions, including $6.3 million and $2.3 million related to the acquisitions of Soza and ADI, respectively.
Financing Activities
Net cash used in financing activities was $10.1 million for the six months ended June 30, 2005, as compared to net cash provided of $10.3 million for the six months ended June 30, 2004. This change is primarily due to the repurchase of 1.6 million shares of our Class A Common Stock during the second quarter of 2005 for $20.6 million. As discussed below, our Board of Directors has authorized a program to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
repurchase up to $75 million of our common stock.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2005, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $3.3 million, as the U.S. dollar strengthened against the Euro, the Swiss Franc, the British pound and the Indian Rupee. We hedge foreign exchange exposures that are likely to significantly impact net income or working capital.
Current Portion of Long-term Debt
In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46R, we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75.5 million. In March 2005, we borrowed $76.5 million under our credit facility to pay the exercise amount of $75.5 million for the purchase option under the operating lease and to pay certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.
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
Stock Repurchase Program
In April 2005, our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock. As discussed above, during the second quarter of 2005, we purchased 1.6 million shares of our Class A Common Stock for $20.6 million. We may repurchase shares of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.
Subsequent Events
In July 2005, we announced an agreement to acquire Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc., a leading provider of policy administration and business process services to the life insurance industry. In August 2005, we expect to acquire all of the stock of TMI for a purchase price of $65.0 million in cash, and we may make additional payments totaling up to $18.0 million in cash or stock over the next two fiscal years, which are contingent upon TMI achieving certain financial targets over the same period.
In addition, in July 2005 we acquired all of the stock of PrSM Corporation for $7.2 million in cash. PrSM Corporation is an employee-owned safety, environmental and engineering services company that provides services to various government agencies, including the U.S. Department of Energy, the U.S. Department of Defense and NASA.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Significant Accounting Standards to be Adopted
Statement of Financial Accounting Standards No. 123R
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC changed the effective date of FAS 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the three months ending June 30, 2005, net income would have been reduced by approximately $3.9 million. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after January 1, 2006 and any awards that are not fully vested as of December 31, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.
Statement of Financial Accounting Standards No. 154
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.
RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as:
•	Our outsourcing agreement with UBS, the largest of our UBS agreements, ends in January 2007, and we expect the end of this agreement to result in the loss of a substantial majority of revenue and profit from our UBS relationship.
•	We may not be able to successfully implement planned operating efficiencies and expense reduction initiatives and achieve the planned timing and amount of any resulting benefits.
•	We may bear the risk of cost overruns under custom software development and implementation services, and, as a result, cost overruns could adversely affect our profitability.
•	Our largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenues and profits. One of these customers, Harvard Pilgrim, has notified us that it intends to transition the services that we provide them to its new business partner in 2006 and 2007.
•	If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits per share could be diminished and our financial results could be adversely affected.
•	Development of our software products may cost more than we initially project, and we may encounter

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
For the Quarter Ended June 30, 2005
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risk associated with foreign currencies as of December 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the six months ended June 30, 2005, there has been no material change in related market risk factors.
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
For the Quarter Ended June 30, 2005
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits. These lawsuits, Seth Abrams v. Perot Systems Corp. et al. and Adrian Chin v. Perot Systems, Inc. et al., were filed in the United States District Court for the Southern District of New York. The suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation. The lawsuit involving us focuses on alleged improper practices by the investment banks in connection with our initial public offering in February 1999. The plaintiffs allege that the investment banks, in exchange for allocating public offering shares to their customers, received undisclosed commissions from their customers on the purchase of securities and required their customers to purchase additional shares in aftermarket trading. The lawsuit also alleges that we should have disclosed in our public offering prospectus the alleged practices of the investment banks, whether or not we were aware that the practices were occurring. The plaintiffs are seeking unspecified damages, statutory compensation and costs and expenses of the litigation.
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgement. The court has granted a preliminary approval of the proposed settlement, which will be subject to approval by the members of the class.
Litigation Relating to the California Energy Market
In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs appealed to the Third Appellate District of the California Court of Appeals. The appellate court affirmed the lower court’s dismissal and denied the plaintiffs’ request for a rehearing. In July 2005, the plaintiffs filed a petition for review with the California Supreme Court.
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
Other
In addition to the matters described above, we have been, and from time to time are, named as a defendant in various legal proceedings in the normal course of business, including arbitrations, class actions and other litigation involving commercial and employment disputes. Certain of these proceedings include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We are contesting liability and/or the amount of damages, in each pending matter.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total Number	Average	Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plans (1)	Plans (1)
May 1, 2005 — May 31, 2005	1,555,300 (2)	$13.27	1,555,300	$54,300,000

(1)	On May 3, 2005, we announced that we initiated a $75 million stock buyback program. Pursuant to the program, we may repurchase shares of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of shareholders on May 11, 2005. At the meeting, our shareholders voted on the election of ten nominees to serve as our directors and the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The number of shares voted with respect to each director nominee was as follows:

Nominee	For	Withheld
Ross Perot	86,684,428	20,824,022
Ross Perot, Jr.	86,608,644	20,899,807
Peter A. Altabef	87,354,586	20,153,865
Steve Blasnik	88,072,334	19,436,117
John S.T. Gallagher	106,142,254	1,366,196
Carl Hahn	105,759,327	1,749,124
DeSoto Jordan	82,755,914	24,752,536
Thomas Meurer	104,499,666	3,008,785
Cecil H. (C. H.) Moore, Jr.	106,165,490	1,342,961
Anuroop (Tony) Singh	106,264,081	1,244,369
All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors of Perot Systems. The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified by the shareholders. The vote was 105,817,508 for and 2,122,243 against with the holders of 68,700 abstaining.
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document
31.1*	Rule 13a-14 Certification dated August 2, 2005, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 2, 2005, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated August 2, 2005, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 2, 2005, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: August 2, 2005	By /s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer