Form 10-Q
period 2005-09-30
PEROT SYSTEMS CORP
filed 2005-11-01
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 0-22495
PEROT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2230700 (IRS Employer Identification No.)
2300 WEST PLANO PARKWAY
PLANO, TEXAS
75075
(Address of principal executive offices) (Zip Code)
(972) 577-0000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes     ☐No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑Yes     ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of October 28, 2005: 116,689,670 shares of Class A Common Stock and 2,100,024 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

ASSETS
	September 30, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$230,840	$304,786
Accounts receivable, net	283,131	233,875
Prepaid expenses and other	64,567	51,920

Total current assets	578,538	590,581

Property, equipment and purchased software, net	179,080	144,425
Goodwill	438,938	359,033
Deferred contract costs, net	81,482	48,459
Other non-current assets	64,514	81,113

Total assets	$1,342,552	$1,223,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$75,498
Accounts payable	40,393	34,114
Accrued liabilities	78,626	98,298
Accrued compensation	62,899	65,706
Income taxes payable	38,187	34,306
Deferred revenue and other current liabilities	26,037	22,626

Total current liabilities	246,142	330,548

Long-term debt	76,505	—
Non-current deferred revenue and other non-current liabilities	71,875	31,029

Total liabilities	394,522	361,577

Commitments and contingencies
Stockholders’ equity:
Common stock	1,201	1,173
Additional paid-in capital	495,235	478,266
Retained earnings	467,435	382,962
Treasury stock	(20,655)	—
Other stockholders’ equity	(7,095)	(9,673)
Accumulated other comprehensive income	11,909	9,306

Total stockholders’ equity	948,030	862,034

Total liabilities and stockholders’ equity	$1,342,552	$1,223,611

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$510,078	$454,290	$1,471,581	$1,307,888
Direct cost of services	403,636	356,256	1,151,889	1,036,785

Gross profit	106,442	98,034	319,692	271,103
Selling, general and administrative expenses	66,098	62,058	185,924	170,072

Operating income	40,344	35,976	133,768	101,031

Interest income	1,758	625	5,597	1,361
Interest expense	(869)	(537)	(2,474)	(1,512)
Other income (expense), net	612	651	599	355

Income before taxes	41,845	36,715	137,490	101,235
Provision for income taxes	16,400	10,114	53,017	33,986

Net income	$25,445	$26,601	$84,473	$67,249

Basic and diluted earnings per common share:
Basic earnings per common share	$0.22	$0.23	$0.72	$0.59
Weighted average common shares outstanding	118,098	115,241	117,810	114,617

Diluted earnings per common share	$0.21	$0.22	$0.70	$0.56
Weighted average diluted common shares outstanding	121,794	119,855	121,540	119,666
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$84,473	$67,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,823	41,445
Change in deferred taxes	20,979	(7,478)
Other non-cash items	1,942	1,819
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(52,533)	(27,066)
Prepaid expenses	(7,969)	(5,430)
Deferred contract costs, net	(36,245)	(26,433)
Accounts payable and accrued liabilities	1,912	(3,626)
Accrued compensation	(11,447)	14,128
Deferred revenue	24,120	14,274
Income taxes	3,863	23,785
Other current and non-current assets	8,689	(9,655)
Other current and non-current liabilities	3,377	990

Net cash provided by operating activities	83,984	84,002

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(54,116)	(22,260)
Acquisitions of businesses, net of cash acquired of $5,748 and $0, respectively	(93,368)	(8,850)
Net proceeds from the sale of short-term investments	—	37,725
Other	53	(19)

Net cash (used in) provided by investing activities	(147,431)	6,596

Cash flows from financing activities:
Repayment of debt	(78,652)	—
Proceeds from issuance of long-term debt	76,505	—
Proceeds from issuance of common stock	17,319	15,299
Purchase of treasury stock	(20,655)	—
Other	(864)	345

Net cash (used in) provided by financing activities	(6,347)	15,644

Effect of exchange rate changes on cash and cash equivalents	(4,152)	187

Net (decrease) increase in cash and cash equivalents	(73,946)	106,429
Cash and cash equivalents at beginning of period	304,786	123,770

Cash and cash equivalents at end of period	$230,840	$230,199

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries and all significant intercompany transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, in our Annual Report on Form 10-K filed with the SEC on March 9, 2005. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results for the year ending December 31, 2005.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income
As reported	$25,445	$26,601	$84,473	$67,249
Add: stock-based compensation expense included in reported net income, net of related tax effects	(75)	683	724	943
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,638)	(6,433)	(10,353)	(16,869)

Pro forma	$22,732	$20,851	$74,844	$51,323

Basic earnings per common share
As reported	$0.22	$0.23	$0.72	$0.59
Pro forma	$0.19	$0.18	$0.64	$0.45

Diluted earnings per common share
As reported	$0.21	$0.22	$0.70	$0.56
Pro forma	$0.19	$0.18	$0.62	$0.45

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
We utilize the Black-Scholes option pricing model to calculate our pro forma stock-based compensation expense using the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average risk free interest rates	4.00%	2.80%	3.87%	2.51%
Weighted average life (in years)	5.0	3.2	5.1	3.5
Volatility	44%	43%	43%	47%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$6.18	$4.66	$6.14	$5.04
The expected life of each grant was generally estimated based on our expectations of exercise behaviors.
Significant Accounting Standards to be Adopted
Statement of Financial Accounting Standards Board No. 123R
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC changed the effective date of FAS 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the three months ending September 30, 2005, net income would have been reduced by approximately $2,713. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after January 1, 2006, and any awards that are not fully vested as of December 31, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.
Statement of Financial Accounting Standards No. 154
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.

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
During 2005, it was determined that ADI Technology Corporation met their financial targets for 2004, and we paid $6,700 of additional consideration in cash. In addition, we paid $178 in cash for other purchase price adjustments. The total amount of $6,878 was recorded as additional goodwill that was assigned to the Government Services segment and is predominantly nondeductible for tax purposes. There are no additional contingent payments related to this acquisition.
In July 2005, we acquired all of the outstanding shares of PrSM Corporation for $7,273 (net of $235 of cash acquired). PrSM is a safety, environmental and engineering services company that provides services to various government agencies, including the U.S. Department of Energy, the U.S. Department of Defense and NASA. The allocation of the PrSM purchase consideration to the assets and liabilities acquired resulted in goodwill of $6,110, which was assigned to the Government Services segment and is nondeductible for tax purposes. This business is not considered to be material to our consolidated results of operations, financial position and cash flows.
On August 12, 2005, we acquired all of the outstanding shares of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG), a leading provider of policy administration and business process services to the life insurance and annuity industry. As a result of the acquisition, we expanded our business process services offerings to include life insurance administration. Total consideration included $59,967 (net of $5,513 of cash acquired), $4,500 of which is being held in an escrow account for up to approximately eighteen months, and may include additional payments totaling up to $18,000 in cash or stock during the next two fiscal years. The possible future payments are contingent upon TAG achieving certain financial targets over the same period, and at our discretion, up to 15% of these payments may be settled in our Class A Common Stock. The results of operations of TAG and the estimated fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of TAG purchase consideration to the assets and liabilities acquired, including goodwill, has not been completed due to the pending completion of tangible and intangible assets appraisals. As of September 30, 2005, the estimated fair values of acquired purchased software and intangible assets totaled $5,000 and $11,500, respectively, resulting in the estimated excess purchase price over net assets acquired of $47,516, which was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Industry Solutions segment and is not deductible for tax purposes. The appraisals of tangible and intangible assets are expected to be completed in the fourth quarter of 2005.
The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented. Because our asset appraisals are not complete, the pro forma amounts include an estimate for amortization expense for identifiable intangible assets that were acquired.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$515,687	$466,447	$1,504,145	$1,342,497
Income before taxes	34,676	37,507	132,846	102,501
Net income	18,229	27,106	79,013	68,240
Basic earnings per common share	0.15	0.24	0.67	0.60
Diluted earnings per common share	0.15	0.23	0.65	0.57
The pro forma results for the three and nine months ended September 30, 2005 include a predominantly non-cash charge of $7,051 (approximately $4,372, net of the applicable income tax benefit) resulting primarily from modifications of certain share-based payments to former TAG option holders prior to the acquisition in 2005. In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2005 or 2004, nor are they indicative of future operations of the combined companies under our ownership and management.
NOTE 3. GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by reporting segment are as follows:

	Industry	Government	Applications
	Solutions	Services	Solutions	Total

Balance as of December 31, 2004	$195,041	$97,292	$66,700	$359,033
Additional goodwill for ADI acquisition	—	6,878	—	6,878
Additional goodwill for Soza acquisition	—	17,000	—	17,000
Goodwill for PrSM acquisition	—	6,110	—	6,110
Estimated goodwill for TAG acquisition	47,516	—	—	47,516
Other	2,250	—	151	2,401

Balance as of September 30, 2005	$244,807	$127,280	$66,851	$438,938

The $2,250 included in “Other” for Industry Solutions relates to additional consideration paid in cash in 2005 for a business that was not material to our consolidated results of operations, financial position and cash flows in the year acquired. This additional consideration was contingent upon targets relating to 2004 financial performance, which we determined had been met during the first quarter of 2005.
NOTE 4. DEFERRED COSTS, NET, AND OTHER NON-CURRENT ASSETS
Deferred Contract Costs, Net
Included in deferred contract costs, net, is $46,987 and $29,291 as of September 30, 2005, and December 31, 2004, respectively, relating to costs deferred on a contract that includes both construction services and non-construction services. The construction services relate to a software development and implementation project. We determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. The amount of revenue that has been deferred on the software development and implementation project as of September 30, 2005, and December 31, 2004, is $18,963 and $14,963, respectively, and is included in non-current deferred revenue and other non-current liabilities on the

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
condensed consolidated balance sheets. We expect the total cost of the software development and implementation project will exceed its relative fair value. Actual costs in excess of the relative fair value of the software development and implementation project will be expensed as incurred, which we expect will begin in the fourth quarter of 2005.
The remaining balances of deferred contract costs, net, at September 30, 2005, and December 31, 2004, relate primarily to deferred contract set-up costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract.
Amortization expense for deferred contract set-up costs was $1,357 and $3,222 for the three and nine months ended September 30, 2005, respectively, and $511 and $1,449 for the three and nine months ended September 30, 2004, respectively.
Identifiable Intangible Assets
Identifiable intangible assets as of September 30, 2005, are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value

Service marks	$5,761	$(4,110)	$1,651
Customer based assets	33,449	(13,842)	19,607
Other intangible assets	6,430	(3,703)	2,727

Balance at September 30, 2005	$45,640	$(21,655)	$23,985

Total amortization expense for identifiable intangible assets was $1,661 and $4,240 for the three and nine months ended September 30, 2005, and $2,508 and $7,521 for the three and nine months ended September 30, 2004. Amortization expense is estimated at $6,300, $7,207, $5,940, $4,233, $2,486 and $1,494 for the years ended December 31, 2005 through 2010, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.
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
NOTE 6. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Net income	$25,445	$26,601	$84,473	$67,249
Foreign currency translation adjustments	(953)	(1,323)	2,603	2,088
Other	—	107	—	357

Total comprehensive income	$24,492	$25,385	$87,076	$69,694

NOTE 7. STOCKHOLDERS’ EQUITY
The components of “Other stockholders’ equity” were as follows:

	September 30, 2005	December 31, 2004

Deferred compensation	$(7,087)	$(9,761)
Other	(8)	88

Total other stockholders’ equity	$(7,095)	$(9,673)

At September 30, 2005, there were 116,515 shares of our Class A Common Stock outstanding and 2,042 shares of our Class B Common Stock outstanding. At December 31, 2004, there were 115,756 shares of our Class A Common Stock outstanding and 1,517 shares of our Class B Common Stock outstanding. During 2005, we acquired 1,559 shares of Class A Common Stock for $20,655, issued 2,318 shares of Class A Common Stock under incentive plans, and issued 525 shares of Class B Common Stock upon exercise of options to purchase Class B Common Stock.
NOTE 8. INCOME TAXES
Our effective income tax rate for the nine months ended September 30, 2005, was 38.6% as compared to 33.6% for the same period in 2004. Income tax expense for the nine months ended September 30, 2005, includes income tax expense of $2,269 on $39,459 of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the “Act”). The income tax expense on these earnings increased our effective tax rate for the nine months ended September 30, 2005, by 1.7 percentage points. Our effective income tax rate for the nine months ended September 30, 2005, also increased 0.3 percentage points due to income tax expense of $426 on $2,656 of foreign earnings we intend to repatriate in addition to those amounts repatriated under the Act. Our effective income tax rate for the nine months ended September 30, 2004, included a benefit of 3.1 percentage points relating to the resolution of various outstanding tax issues from prior years.
The Act creates a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends, resulting

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
in a U.S. federal income tax rate on the repatriated earnings of 5.25%. Our effective income tax rate on the qualifying foreign dividends is 5.8% as a result of expenses we incurred in connection with the repatriation that are not deductible under the Act and state income taxes.
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
NOTE 9. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Applications Solutions (formerly Technology Services). Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the U.S. Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. The Applications Solutions segment provides application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct cost of services of approximately $12,056 and $8,280 for the three months ended September 30, 2005 and 2004, respectively, and $32,164 and $20,247 for the nine months ended September 30, 2005 and 2004, respectively, related to the provision of services by the Applications Solutions segment to the other segments.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
The following is a summary of certain financial information by reportable segment for the three and nine months ended September 30, 2005 and 2004.

	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total

For the three months ended September 30, 2005:
Revenue	$405,642	$69,216	$47,276	$(12,056)	$510,078
Income before taxes	24,697	4,609	12,307	232	41,845
For the three months ended September 30, 2004:
Revenue	$356,662	$67,829	$38,079	$(8,280)	$454,290
Income before taxes	27,151	3,637	5,080	847	36,715
For the nine months ended September 30, 2005:
Revenue	$1,174,295	$199,364	$130,086	$(32,164)	$1,471,581
Income before taxes	99,782	11,969	26,337	(598)	137,490
For the nine months ended September 30, 2004:
Revenue	$1,020,735	$201,000	$106,400	$(20,247)	$1,307,888
Income before taxes	72,698	10,841	16,378	1,318	101,235
NOTE 10. EARNINGS PER SHARE
The following chart is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

	For the three months ended
	September 30,
	2005	2004
Basic Earnings per Common Share
Net income	$25,445	$26,601

Weighted average common shares outstanding	118,098	115,241

Basic earnings per common share	$0.22	$0.23

Diluted Earnings per Common Share
Net income	$25,445	$26,601

Weighted average common shares outstanding	118,098	115,241
Incremental shares assuming dilution	3,696	4,614

Weighted average diluted common shares outstanding	121,794	119,855

Diluted earnings per common share	$0.21	$0.22

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the nine months ended
	September 30,
	2005	2004
Basic Earnings per Common Share
Net income	$84,473	$67,249

Weighted average common shares outstanding	117,810	114,617

Basic earnings per common share	$0.72	$0.59

Diluted Earnings per Common Share
Net income	$84,473	$67,249

Weighted average common shares outstanding	117,810	114,617
Incremental shares assuming dilution	3,730	5,049

Weighted average diluted common shares outstanding	121,540	119,666

Diluted earnings per common share	$0.70	$0.56

For the three and nine months ended September 30, 2005, options to purchase 12,344 and 12,481 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because the exercise prices for these options were greater than the average market price of our common shares for these periods and, therefore, their inclusion would have been antidilutive. For the three and nine months ended September 30, 2004, options to purchase 13,450 and 13,405 shares, respectively, of our common stock were excluded for the same reason as discussed above.
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. The court has granted a preliminary approval of the proposed settlement which will be subject to approval by the members of the class.
Litigation Relating to the California Energy Market
In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs appealed to the Third Appellate District of the California Court of Appeals. The appellate court affirmed the lower court’s dismissal and denied the plaintiffs’ request for a rehearing. In July 2005, the plaintiffs filed a petition for review with the California Supreme Court. In October 2005, the California Supreme Court denied the plaintiffs’ petition for review.
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
Contract-related Contingencies
In April 2005, we settled a dispute with a former customer that resulted in a payment to Perot Systems of $7,631 and a reduction of liabilities of $2,665, both of which were recorded as a reduction to direct cost of services in the second quarter of 2005. This dispute related to a contract we exited in 2003.
Expected Effects of the End of Our Outsourcing Contracts with Two Customers
UBS AG is our largest customer, and Harvard Pilgrim is one of our other top 10 customers. Our IT outsourcing contract with UBS will end on January 1, 2007, and our contract with Harvard Pilgrim is expected to end in 2007. During the third quarter of 2005, these contracts generated approximately $89,000 of revenue and approximately $20,000 of gross profit. We continue to expect that we will lose a substantial majority of our revenue and profit from these customers when the current contracts end. The impact of the end of these outsourcing agreements on our profits will be based in part on our ability to reduce our costs. We expect that the end of these outsourcing agreements likely will have a disproportionately large effect on our profitability compared to the effect on our revenues.

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
Lines of Business
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Applications Solutions (formerly Technology Services). Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the U.S. Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. The Applications Solutions segment provides application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects.
Overview of Our Financial Results for the Third Quarter of 2005
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the third quarter of 2005 grew by 12.3% as compared to the third quarter of 2004. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from contracts signed during the third quarter of 2004 for which we did not recognize a full quarter of revenue in the third quarter of 2004.
•	Revenue from contracts signed with new customers during the twelve-month period following the third quarter of 2004.
•	An increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers, which we believe is due to improved economic conditions.
•	Revenue from an acquisition within our Commercial Solutions group in the third quarter of 2005.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the third quarter of 2005 decreased 4.5% to $0.21 per share from $0.22 per share for the third quarter of 2004. This decrease came primarily from changes in our effective income tax rates for each quarterly period, as discussed in more detail below.
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended September 30, 2005, was $93.2 million as compared to $81.8 million for the twelve months ended September 30, 2004. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	September 30
	2005	2004

Net cash provided by operating activities	$158.3	$109.6
Purchases of property, equipment and software	(65.1)	(27.8)

Free cash flow	$93.2	$81.8

TCV of Contracts Signed
The amount of “Total Contract Value” (commonly referred to as TCV) that we sell during a twelve-month period is a measure of our success in capturing new business in the various outsourcing and consulting markets in which we provide services and includes contracts with new customers and contracts for new services with existing customers. We measure TCV as our estimate of the total expected revenue from contracts that are expected to generate revenue in excess of a defined amount during a contract term that exceeds a defined length of time.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the three months ending September 30, 2005, the amount of TCV signed was $0.2 billion, which results in the amount of TCV signed for the twelve-month period ending September 30, 2005 of $1.3 billion, as compared to $1.2 billion for the twelve-month period ending September 30, 2004.
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
Comparison of the Three Months Ended September 30, 2005 and 2004
Revenue
Revenue for the third quarter of 2005 increased from revenue for the third quarter of 2004 due to increases in revenue from the Industry Solutions, Government Services and Applications Solutions segments. Below is a summary of our revenue for the third quarter of 2005 as compared to the third quarter of 2004 (amounts in millions):

	Three months ended September 30
	2005	2004	$ Change	% Change

Industry Solutions	$405.7	$356.7	$49.0	13.7%
Government Services	69.2	67.8	1.4	2.1%
Applications Solutions	47.3	38.1	9.2	24.1%
Elimination of intersegment revenue	(12.1)	(8.3)	(3.8)	45.8%

Total	$510.1	$454.3	$55.8	12.3%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the third quarter of 2005 as compared to the third quarter of 2004 was primarily attributable to:
•	$21.0 million from contracts signed during the third quarter of 2004 for which we did not recognize a full quarter of revenue in the third quarter of 2004. This revenue includes $17.5 million and $3.5 million from contracts signed in the third quarter of 2004 in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$14.4 million increase from contracts signed with new customers during the twelve-month period following the third quarter of 2004. This increase is composed of $9.6 million and $4.8 million from new contracts signed in the Commercial Solutions and Healthcare groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers. The increase in new sales revenue from the markets served by our Commercial Solutions group is primarily the result of improved focus and selectivity in our sales processes, as well as improved collaboration between our consulting and technology outsourcing teams that deliver services to these markets.
•	$6.9 million net increase from existing accounts and short-term project work. This net increase results from expanding our base services to existing long-term customers and from providing additional

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
discretionary services to these customers. The discretionary services that we provide, which includes short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This net increase is primarily related to contracts in the Healthcare group. The state of change in the healthcare industry has required increased system investment, which creates demand for our services. Because of the complexities associated with system changes combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business.
•	$6.7 million increase from revenue related to an acquisition within our Commercial Solutions group in the third quarter of 2005. The acquired company is a leading provider of policy administration and business process services to the life insurance and annuity industry.
Government Services
The $1.4 million, or 2.1%, increase in revenue from the Government Services segment for the third quarter of 2005 as compared to the third quarter of 2004 was primarily attributable to the acquisition of a safety, environmental and engineering services company during the third quarter of 2005. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Applications Solutions
Revenue from the Applications Solutions segment of $35.2 million for the third quarter of 2005, net of the elimination of intersegment revenue of $12.1 million, increased $5.4 million as compared to revenue of $29.8 million for the third quarter of 2004, net of the elimination of intersegment revenue of $8.3 million. This increase is primarily attributable to an increase in application development and maintenance services in the financial services industry. Intersegment revenue relates to the provision of services by the Applications Solutions segment to our other segments.
UBS
Revenue from UBS, our largest customer, was $75.4 million for the third quarter of 2005, or 14.8% of our total revenue. This revenue is reported within the Industry Solutions and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Three months ended
	September 30
	2005	2004	Change

UBS revenue in Industry Solutions	$66.0	$63.9	3.3%
UBS revenue in Applications Solutions	9.4	8.5	10.6%

Total revenue from UBS	$75.4	$72.4	4.1%

The increase in revenue from UBS is due primarily to an increase in the number of associates providing services to UBS relating to their business expansion and various short-term projects, partially offset by the elimination of the variable component of our annual fee as part of the Transition Agreement between us and UBS in September of 2004.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the third quarter of 2005 was 20.9% of revenue, which is lower than the gross margin for the third quarter of 2004 of 21.6%. This year-to-year decrease in gross margin is primarily due to the following:
•	Lower margins in the early phases of contracts signed with new customers during the third quarter of 2004 and in the twelve-month period following the third quarter of 2004. The profitability for commercial customer contracts, particularly our fixed- and unit-priced contracts, tends to improve with the maturity of the contract as we develop operating efficiencies.
•	A net decrease in profitability from UBS primarily due to the reversal of an accrued liability in the third quarter of 2004 for the variable component of our annual fee, which was eliminated as part of the Transition Agreement between us and UBS in September of 2004.
Partially offsetting these decreases in gross margin were a reduction in the amount of total associate bonus expense recorded in direct cost of services, which decreased by $5.2 million in the third quarter of 2005 as compared to the prior year period, and an overall net increase in profitability from existing commercial customer contracts, which is primarily due to an increase in the amount of services we performed in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2005 increased 6.6% to $66.1 million from $62.0 million for the third quarter of 2004. As a percentage of revenue, SG&A for the third quarter of 2005 was 13.0% of revenue, which is slightly lower than SG&A for the third quarter of 2004 of 13.6% of revenue. This decrease as a percentage of revenue is primarily due to $2.6 million of expense recorded in the third quarter of 2004 associated with exiting a leased facility.
Other Income Statement Items
Interest income for the third quarter of 2005 increased by $1.1 million as compared to the third quarter of 2004 due primarily to higher average cash balances and higher interest rates during the third quarter of 2005 as compared to the same period in 2004.
Our effective income tax rate for the third quarter of 2005 was 39.2% as compared to 27.5% for the same period in 2004. Income tax expense for the third quarter of 2005 includes income tax expense of $1.2 million on $18.6 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the “Act”). The income tax expense on these earnings increased our effective income tax rate for the third quarter of 2005 by 2.9 percentage points. The effective income tax rate for the third quarter of 2004 included a benefit of 8.7 percentage points relating to the resolution of various outstanding tax issues from prior years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Nine Months Ended September 30, 2005 and 2004
Revenue
Revenue for the nine months ended September 30, 2005, increased from revenue for the nine months ended September 30, 2004, due to increases in revenue from the Industry Solutions and Applications Solutions segments, partially offset by a decrease in revenue from the Government Services segment. Below is a summary of our revenue for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 (amounts in millions):

	Nine months ended September 30
	2005	2004	$ Change	% Change

Industry Solutions	$1,174.3	$1,020.7	$153.6	15.0%
Government Services	199.4	201.0	(1.6)	(0.8%)
Applications Solutions	130.1	106.4	23.7	22.3%
Elimination of intersegment revenue	(32.2)	(20.2)	(12.0)	59.4%

Total	$1,471.6	$1,307.9	$163.7	12.5%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first nine months of 2005 as compared to the first nine months of 2004 was primarily attributable to:
•	$73.5 million increase from contracts signed during the first nine months of 2004 for which we did not recognize a full nine months of revenue in 2004. This increase is composed of $61.0 million and $12.5 million from contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

The strength in healthcare sales revenue comes from two primary factors:
—	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process outsourcing was immature. As a result, we have an established presence and brand, which we have strengthened through internal investment in software and solutions and through acquisitions.

—	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. Clinical transformation revolutionizes the way in which the healthcare community receives patient-specific data that spans the entire continuum of care, including centralization of patient data and electronic order entry and decision support.
The increase in sales revenue from the markets served by our Commercial Solutions group is primarily the result of improved focus and selectivity in our sales processes, as well as improved collaboration between our consulting and technology outsourcing teams that deliver services to these markets.

•	$36.8 million net increase from existing accounts and short-term project work. This net increase results from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period-to-period depending on many factors,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
including specific customer and industry needs and economic conditions. The increase is related to contracts in the Healthcare and Commercial Solutions groups:
—	The state of change in the healthcare industry has required increased system investment, which creates demand for our services. Because of the complexities associated with system changes combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business.

—	Within the manufacturing market and the construction and engineering market served by our Commercial Solutions group, we have experienced increased levels of business primarily as a result of customers’ continuing needs to reduce expense and to improve the efficiency of their operations.
•	$30.4 million increase from contracts signed with new customers during the twelve-month period following the third quarter of 2004. This increase is composed of $20.1 million and $10.3 million from new contracts signed in the Commercial Solutions and Healthcare groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$6.7 million increase from revenue related to an acquisition within our Commercial Solutions group in the third quarter of 2005. The acquired company is a leading provider of policy administration and business process services to the life insurance and annuity industry.
•	$6.2 million termination fee associated with the early termination of a contract in the first quarter of 2005.
Government Services
The $1.6 million, or 0.8%, decrease in revenue from the Government Services segment for the first nine months of 2005 as compared to the first nine months of 2004 was primarily attributable to a loss of business, the majority of which came from the loss of a contract with the Immigration and Naturalization Service that was rebundled by the customer along with other programs for a recompetition bid. The consortium of companies with which we participated for the recompete did not win this business. This loss of business was partially offset by existing program expansion, primarily associated with our support of the Naval Sea Systems Command and services provided to other governmental agencies. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Applications Solutions
Revenue from the Applications Solutions segment of $97.9 million for the first nine months of 2005, net of the elimination of intersegment revenue of $32.2 million, increased $11.7 million, as compared to revenue of $86.2 million for the first nine months of 2004, net of the elimination of intersegment revenue of $20.2 million. This increase is primarily attributable to an increase in application development and maintenance services in the financial services industry. Intersegment revenue relates to the provision of services by the Applications Solutions segment to our other segments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
UBS
Revenue from UBS, our largest customer, was $223.0 million for the first nine months of 2005, or 15.2% of our total revenue. This revenue is reported within the Industry Solutions and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Nine months ended
	September 30
	2005	2004	Change

UBS revenue in Industry Solutions	$196.6	$179.8	9.3%
UBS revenue in Applications Solutions	26.4	24.0	10.0%

Total revenue from UBS	$223.0	$203.8	9.4%

The increase in revenue from UBS is due primarily to an increase in the number of associates providing services to UBS relating to their business expansion and various short-term projects.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the nine months ended September 30, 2005, was 21.7% of revenue, which is higher than the gross margin for the nine months ended September 30, 2004, of 20.7%. This year-to-year increase in gross margin is primarily due to the following:
•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7.6 million payment and reduced our liabilities by $2.7 million, both of which were recorded as a reduction to direct cost of services. The dispute related to a contract we exited in 2003. This settlement resulted in a 0.7 percentage point increase in our gross margin for the first nine months ended September 30, 2005.
•	An overall net increase in profitability for existing commercial customer contracts, which is primarily due to an increase in the amount of services we perform that are in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the Healthcare and Commercial Solutions Group.
•	In the first quarter of 2005, we recorded revenue of $6.2 million and related direct cost of services of $0.6 million, resulting in gross profit of $5.6 million, associated with the termination of a contract. This additional gross profit resulted in a 0.3 percentage point increase in our gross margin for the first nine months ended September 30, 2005.
Partially offsetting these increases were lower gross margins in the early phases of contracts signed with new customers during the third quarter of 2004 and in the twelve-month period following the third quarter of 2004. The profitability for commercial customer contracts, particularly our fixed- and unit-priced contracts, tends to improve with the maturity of the contract as we develop operating efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2005, increased 9.3% to $185.9 million from $170.1 million for the nine months ended September 30, 2004. As a percentage of revenue, SG&A for the first nine months of 2005 was 12.6% of revenue, which is slightly lower than SG&A for the first nine months of 2004 of 13.0% of revenue. This decrease as a percentage of revenue is primarily due to $2.6 million of expense recorded in the nine months ended September 30, 2004, associated with exiting a leased facility.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other Income Statement Items
Interest income for the nine months ended September 30, 2005, increased by $4.2 million as compared to the nine months ended September 30, 2004, due primarily to higher average cash balances and higher interest rates during the first nine months of 2005 as compared to the same period in 2004.
Our effective income tax rate for the first nine months of 2005 was 38.6% as compared to 33.6% for the same period in 2004. Income tax expense for the first nine months of 2005 includes income tax expense of $2.3 million on $39.5 million of foreign earnings to be repatriated under the American Jobs Creation Act of 2004 (the “Act”). Income tax expense on these earnings increased our effective income tax rate for the first nine months of 2005 by 1.7 percentage points. Our effective income tax rate for the first nine months of 2005 also increased 0.3 percentage points due to income tax expense of $0.4 million on $2.7 million of foreign earnings we intend to repatriate in addition to those amounts repatriated under the Act. Our effective income tax rate for the first nine months of 2004 included a benefit of 3.1 percentage points relating to the resolution of various outstanding tax issues from prior years.
The Act creates a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends, resulting in a U.S. federal income tax rate on the repatriated earnings of 5.25%. Our effective income tax rate on the qualifying foreign dividends is 5.8% as a result of expenses we incurred in connection with the repatriation that are not deductible under the Act and state income taxes.
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
Contract-related Matter
We have a contract that includes both non-construction services and construction services, and the construction services relate to a software development and implementation project. As of September 30, 2005, and December 31, 2004, we have deferred contract costs, net, of $47.0 million and $29.3 million, respectively, relating to this contract. We expect the total cost of the software development and implementation project will exceed its relative fair value. Actual costs in excess of the relative fair value of the software development and implementation project will be expensed as incurred to direct cost of services. We currently expect the expense included in direct cost of services for these excess costs to be approximately $1.5 million in the fourth quarter of 2005, approximately $4.0 million in each quarterly period in 2006 and 2007, and may vary from 2007 levels for quarterly periods beyond 2007. We also currently expect the future services under the contract, which includes both the construction and the non-construction services, will be profitable and generate positive cash flows in the aggregate over the remaining contract term. The amount of future profits and cash flows from the contract may differ from our current estimates, which could result in an impairment of a portion of the deferred contract costs, and may materially and adversely affect our results of operations.
Expected Effects of the End of Our Outsourcing Contracts with Two Customers
UBS AG is our largest customer, and Harvard Pilgrim is one of our other top 10 customers. Our IT outsourcing contract with UBS will end on January 1, 2007, and our contract with Harvard Pilgrim is expected to end in 2007. During the third quarter of 2005, these contracts generated approximately $89.0 million of revenue and approximately $20.0 million of gross profit. We continue to expect that we will lose a substantial majority of our revenue and profit from these customers when the current contracts end. The impact of the end of these outsourcing agreements on our profits will be based in part on our ability to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
reduce our costs. We expect that the end of these outsourcing agreements likely will have a disproportionately large effect on our profitability compared to the effect on our revenues.
Based on the expected operating results for 2005 and the new expectations discussed above, we now expect to lose approximately $65.0 million of profit from UBS and Harvard Pilgrim in 2007, which is less than previously expected. We also expect to realize approximately $40.0 million in improved profitability above 2005 levels from specific operating efficiencies to be realized on existing fixed- and unit-priced customer contracts and cost reduction actions. These projections are based on estimates that are subject to change. The increase in profitability from existing customer contracts is expected to total approximately $20.0 million and is expected to be realized from operating efficiencies and contractual increases to billing rates. Future contract signings and performance on existing contracts could result in increases or decreases in the total amount of efficiencies that are realized in future periods. The increase in profitability from cost reduction actions relates primarily to a possible reduction in employee-related expenses in 2007. If other operational results and efficiencies produce a similar amount of increased profits, the reduction in employee-related expenses may not be made.
Liquidity and Capital Resources
We expect that existing cash and cash equivalents, expected cash flows from operating activities, and the $198.5 million that is available under our restated and amended credit facility, which is discussed below, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the nine months ended September 30, 2005, cash and cash equivalents decreased 24.3% to $230.8 million from $304.8 million at December 31, 2004.
Operating Activities
Net cash provided by operating activities was consistent at $84.0 million for the nine months ended September 30, 2005 and 2004. The significant increases in net cash provided by operating activities are as follows:
•	Net income for the nine months ended September 30, 2005, increased $17.2 million to $84.5 million, which includes the receipt of $7.6 million related to the settlement of a contract dispute with a former customer.
•	Cash provided by the changes in other current and non-current assets was $8.7 million for the first nine months of 2005 as compared to cash used of $9.7 million for the same period of the prior year. This change includes a payment of $10.0 million made in the first nine months of 2004 relating to a purchase commitment of air travel mileage that did not recur in 2005.
These increases were offset primarily by the following decreases in cash provided by operating activities:
•	The amount of bonuses paid to associates under our bonus plans in the first nine months of 2005 as compared to the same period in 2004 (primarily representing payments of annual bonuses relating to the prior year’s bonus plan), which were $64.7 million and $42.3 million, respectively. Included in the bonus amounts that were paid in the first nine months of 2005 and 2004 were approximately $23.7 million and $19.6 million, respectively, of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.
•	We typically collect our accounts receivable within 45 days to 60 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collections from our customers, which can vary significantly from period to period. Our days sales outstanding at September 30, 2005, of 50 days has increased as compared to days sales outstanding at September 30, 2004, of 47 days due to an increase in expenses that are rebillable to customers and the two acquisitions made during the third quarter of 2005 for which we did not

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
recognize a full quarter of revenue. This increase has negatively impacted our cash provided by operating activities for the first nine months of 2005. Days sales outstanding is calculated as our outstanding accounts receivable balance at the end of the period divided by revenue for the most recent quarterly period and multiplied by 90 days.
Investing Activities
Net cash used in investing activities was $147.4 million for the nine months ended September 30, 2005, as compared to net cash provided by investing activities of $6.6 million for the same period in 2004. This change was primarily attributable to the following:
•	During the nine months ended September 30, 2005, we paid $93.4 million for acquisitions, including $60.0 million (net of cash received) for the acquisition of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc., $17.0 million as additional consideration related to the acquisition of Soza & Company, Ltd., $7.3 million (net of cash received) for the acquisition of PrSM Corporation, $6.9 million as additional consideration related to the acquisition of ADI Technology Corporation, and $2.2 million related to the acquisition of one other company.
•	During the nine months ended September 30, 2005, we purchased $54.1 million of property, equipment and purchased software as compared to $22.3 million during the nine months ended September 30, 2004. This increase is primarily related to our business expansion needs for data center and office facilities. We plan to significantly increase our data center capacity in the next 12 months, which could increase our future capital expenditures from current levels and reduce the amount of our available cash balances and borrowing capacity.
•	During the nine months ended September 30, 2004 we recorded $37.7 million of net proceeds from the sale of short-term investments relating to the conversion of Applications Solutions’ short-term investments to cash and cash equivalents.
•	During the nine months ended September 30, 2004, we paid $8.8 million as additional consideration for acquisitions, including $6.3 million and $2.5 million related to the acquisitions of Soza and ADI, respectively.
Financing Activities
Net cash used in financing activities was $6.3 million for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $15.6 million for the nine months ended September 30, 2004. This change is primarily due to the repurchase of 1.6 million shares of our Class A Common Stock during the second quarter of 2005 for $20.7 million. As discussed below, our Board of Directors has authorized a program to repurchase up to $75.0 million of our common stock.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2005, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $4.2 million, as the U.S. dollar strengthened against the Euro, the British Pound, Swiss Franc and the Indian Rupee. We hedge foreign exchange exposures that are likely to significantly impact net income or working capital.
Current Portion of Long-term Debt
In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75.5 million. In March

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
2005, we borrowed $76.5 million under our credit facility to pay the exercise amount of $75.5 million for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.
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
Stock Repurchase Program
In April 2005, our Board of Directors authorized a program to repurchase up to $75.0 million of our common stock. As discussed above, during the second quarter of 2005, we purchased 1.6 million shares of our Class A Common Stock for $20.7 million. We may repurchase shares of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.
Significant Accounting Standards to be Adopted
Statement of Financial Accounting Standards No. 123R
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the SEC changed the effective date of FAS 123R from the first annual or interim fiscal period beginning after June 15, 2005, to the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the three months ending September 30, 2005, net income would have been reduced by approximately $2.7 million. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We currently plan to apply the provisions of FAS 123R on a modified prospective basis for the recognition of compensation expense for all share-based awards granted on or after January 1, 2006 and any awards that are not fully vested as of December 31, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.
Statement of Financial Accounting Standards No. 154
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.
RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements, such as:
•	Our outsourcing agreement with UBS, the largest of our UBS agreements, ends in January 2007, and we expect the end of this agreement to result in the loss of a substantial majority of revenue and profit from our UBS relationship.
•	We may not be able to successfully implement planned operating efficiencies and expense reduction initiatives and achieve the planned timing and amount of any resulting benefits. Future contract signings and performance on existing contracts could result in increases or decreases in the total amount of efficiencies that are realized in future periods.
•	We may bear the risk of cost overruns under custom software development and implementation services, and, as a result, cost overruns could adversely affect our profitability.
•	Our largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenues and profits. One of these customers, Harvard Pilgrim, has notified us that it intends to transition the services that we provide them to its new business partner during 2007.
•	If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits per share could be diminished and our financial results could be adversely affected.
•	Development of our software products may cost more than we initially project, and we may encounter delays or fail to perform well in the market, which could decrease our profits and impair our assets.
•	Our financial results are materially affected by a number of economic and business factors.
•	If we are unable to successfully integrate acquired entities, our profits may be less and our operations more costly or less efficient.
•	Our contracts generally contain provisions that could allow customers to terminate the contracts and sometimes contain provisions that enable the customer to require changes in pricing, decreasing our revenue and profits and potentially damaging our business reputation.
•	Some contracts contain fixed-price provisions or penalties that could result in decreased profits.
•	Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations.
•	Our international operations expose our assets to increased risks and could result in business loss or in more expensive or less efficient operations.
•	We have a significant business presence in India, and risks associated with doing business there could decrease our revenue and profits.
•	Our government contracts contain early termination and reimbursement provisions that may adversely affect our revenue and profits.
•	If customers reduce spending that is currently above contractual minimums, our revenues and profits could diminish.
•	If we fail to compete successfully in the highly competitive markets in which we operate, our business, financial condition, and results of operations will be materially and adversely affected.
•	Increasingly complex regulatory environments may increase our costs.
•	Our quarterly financial results may vary.
•	Changes in technology could adversely affect our competitiveness, revenue, and profit.
•	We could lose rights to our company name, which may adversely affect our ability to market our services.
•	Failure to recruit, train, and retain technically skilled personnel could increase costs or limit growth.
•	Alleged or actual infringement of intellectual property rights could result in substantial additional costs.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	Provisions of our certificate of incorporation, bylaws, stockholders’ rights plan, and Delaware law could deter takeover attempts.
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
FORM 10-Q
For the Quarter Ended September 30, 2005
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risk associated with foreign currencies as of December 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the nine months ended September 30, 2005, there has been no material change in related market risk factors.
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
FORM 10-Q
For the Quarter Ended September 30, 2005
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. The court has granted a preliminary approval of the proposed settlement which will be subject to approval by the members of the class.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
Litigation Relating to the California Energy Market
In June 2002, we were named as a defendant in a purported class action lawsuit that alleges that we conspired with energy traders to manipulate the California energy market. This lawsuit, Art Madrid v. Perot Systems Corporation et al., was filed in the Superior Court of California, County of San Diego. The plaintiffs are seeking unspecified damages, treble damages, restitution, punitive damages, interest, costs, attorneys’ fees and declaratory relief. In September 2003, we filed a demurrer to the complaint and an alternative motion to strike all claims for monetary relief. In January 2004, the court granted our demurrer and did not grant the plaintiffs leave to amend their complaint. The plaintiffs appealed to the Third Appellate District of the California Court of Appeals. The appellate court affirmed the lower court’s dismissal and denied the plaintiffs’ request for a rehearing. In July 2005, the plaintiffs filed a petition for review with the California Supreme Court. In October 2005, the California Supreme Court denied the plaintiffs’ petition for review.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Total Number	Approximate Dollar
				of Shares	Value of Shares
	Total Number		Average	Purchased as	that May Yet Be
	of Shares		Price Paid	Part of Publicly	Purchased Under the
Period	Purchased		per Share	Announced Plans (1)	Plans (1)
January 1, 2005 - January 31, 2005	3,521		$15.71

May 1, 2005 - May 31, 2005	1,555,300	(2)	$13.27	1,555,300	$54,300,000
(1)	On May 3, 2005, we announced that we initiated a $75 million stock buyback program. Pursuant to the program, we may repurchase shares of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.
(2)	Shares of Class A Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Document

31.1*	Rule 13a-14 Certification dated November 1, 2005, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated November 1, 2005, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated November 1, 2005, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated November 1, 2005, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: November 1, 2005	By:	/s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer