Form 10-K
period 2005-12-31
PEROT SYSTEMS CORP
filed 2006-02-28
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Preferred Stock Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange, was approximately $1,200,555,822 (calculated by excluding shares owned beneficially by directors and officers).
     Number of shares of registrant’s common stock outstanding as of February 23, 2006: 118,070,918 shares of Class A Common Stock and 816,638 shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2005.

FORM 10-K
For the Year Ended December 31, 2005

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

Infrastructure Services
      Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, and risk management. We typically hire a significant portion of the customer’s staff that have supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

Applications Services
      Applications services include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as performing quality assurance functions on custom applications. We also provide other applications services such as application assessment and evaluation, hardware and architecture consulting, systems integration, and Web-based services.

Business Process Services
      Business process services include services such as claims processing, life insurance policy administration, call center management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical and administrative services that we provide to the U.S. Federal government.

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
Our Contracts
      Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2005:

•	Approximately 29% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services.

•	Approximately 28% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer. Our largest cost plus contract is with UBS AG, which is our largest customer. As discussed below under “Our UBS Relationship,” our contract with UBS will end January 1, 2007.

•	Approximately 28% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 15% of our revenue was from per-unit pricing where we bill our customers based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.
      We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled less than 1% of our revenue.
      Depending on a customer’s business requirements and the pricing structure of the contract, the amount of cash generated from a contract can vary significantly during a contract’s term. With fixed- or unit-priced contracts or when an upfront payment is made to purchase assets or as a sales incentive, an outsourcing services contract will typically produce less cash at the beginning of the contract with significantly more cash being generated as efficiencies are realized later in the term. With a cost plus contract, the amount of cash generated tends to be relatively consistent over the term of the contract.
Our Lines of Business
      We offer our services under three primary lines of business: Industry Solutions, Government Services, and Applications Solutions (formerly known as Technology Services). We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 13, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past several years, we have used acquisitions to strengthen our service offerings for applications development and maintenance and business process services.
Industry Solutions
      Industry Solutions, which is our largest line of business and represented 80%, 79%, and 86% of our total revenue for 2005, 2004, and 2003, respectively, provides services to our customers primarily under long-term contracts in strategic relationships. The primary services that we provide to the majority of our customers in the Industry Solutions line of business include infrastructure services, applications services, business process services, and consulting services.
      Within the Industry Solutions line of business, we face the market through our two vertical industry groups — Healthcare and Commercial Solutions. Supporting these vertical industry groups is our Infrastructure Solutions group, the delivery organization for our technology infrastructure management services, and our Business Process Services group, the delivery organization for many of our business process services.

Healthcare
      Our Healthcare group, which represented 47%, 46%, and 45% of our total revenue and 59%, 58%, and 52% of revenue for the Industry Solutions line of business for 2005, 2004, and 2003, respectively, provides services to three industry markets:

•	Providers — including integrated health systems, free-standing hospitals, and physician practices;

•	Payers — including national insurers, Blue Cross and Blue Shield plans, and regional managed care organizations; and

•	Healthcare Supply Chain — including medical/surgical suppliers and distributors.
      The services that we provide in the Healthcare group that cross all industry markets include Health Insurance Portability and Accountability Act compliance and remediation consulting and training, and full and unbundled IT outsourcing. In addition, our Healthcare group provides numerous services and solutions tailored to each industry market.
      For customers in the provider market, we offer clinical solutions, revenue cycle solutions, health information management, and ERP solutions. Combined, these services are targeted to improve quality outcomes and patient safety, increase cash flow, and improve hospital efficiency and cost control.
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

Commercial Solutions
      Our Commercial Solutions group, which represented 33%, 33%, and 41% of our total revenue and 41%, 42%, and 48% of revenue for the Industry Solutions line of business for 2005, 2004, and 2003, respectively, provides services to customers primarily in four markets:

•	Financial Services — including customers in the financial markets, banking and insurance sectors;

•	Engineering and Construction — including customers in commercial and residential construction;

•	Travel and Transportation — including customers in hotel, food service, vehicle rental, and cargo sectors; and

•	Manufacturing — including customers in automotive and automotive components and parts manufacturing, and in publishing and providing of information products and services.
      For customers in the above markets, we provide a standard suite of services — infrastructure, applications, business process, and consulting services. In addition to our standard suite of services, we also provide industry-specific consulting services, including business and technology solutions that improve the efficiencies of critical processes, including product design, supply chain execution, warranty systems, collaborative engineering tools, and manufacturing plant floor processes. Also included in our Commercial Solutions group is Consulting Solutions, which provides services ranging from business performance improvement through full implementation of business, technology, and induction solutions. These services include business and technology architecture and transformation, enterprise applications implementations, and performance management. We also serve a limited number of customers in other markets, such as the communications and energy industries.
      In August 2005, we expanded our customer base and service offerings in the financial services market with the acquisition of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG), a leading provider of policy administration and business process services to the life insurance and annuity industry. Excluding the revenue from TAG, revenue from the financial services market primarily comes from our contract with UBS AG, our largest customer. As discussed below under “Our UBS Relationship,” our contract with UBS will end January 1, 2007.

Infrastructure Solutions
      Our Infrastructure Solutions group is responsible for defining the technology strategies for our Industry Solutions customers and us. This group identifies new technology offerings and innovations that deliver value to our customers. It manages, updates and maintains the technology infrastructure for our customers and us, including networks, data centers, help desks, mainframes, servers, storage, and workspace computing. It also provides senior technology consultants to assist our customers with more complex technology transformations. It manages, resolves and documents problems in our customers’ computing environments. The group also provides comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions. All of these activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain.

Business Process Services
      The Business Process Services group provides industry specific and general back-office business services. These services leverage our global delivery capabilities, which include data entry, transaction processing, document capture and management, and customer care services. This group uses these capabilities and leverages proprietary intellectual property and technology platforms to provide various business process services, including revenue cycle outsourcing, claims processing, financial and accounting services, and life insurance policy administration. These services are provided to customers in the Healthcare and Commercial Solutions groups and benefit them with increased visibility in and control over their back-office business processes.
Government Services
      Our Government Services group, which represented 14%, 15%, and 14% of our total revenue for 2005, 2004, and 2003, respectively, provides consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies.
      We provide mission and program support services predominantly to organizations with stringent quality, safety, technical, engineering, and regulatory requirements. Our services include the direct support of engineering, safety, quality assurance, logistics, environmental, and program management for federal managers across a broad spectrum of critical programs. We also provide infrastructure support to the federal government through management consulting services, information technology and system support, application design and development, government financial services, business process services, and outreach, media and communications services.
      Our major customers in the Department of Defense are the U.S. Navy and U.S. Air Force. In the Department of Homeland Security our customers include U.S. Citizenship and Immigration Services and the U.S. Coast Guard. Other government customers include NASA and the Departments of Agriculture, Commerce, Education, Energy, Health and Human Services, Housing and Urban Development, Interior, Transportation, and Treasury. We also serve various federal intelligence agencies, the General Services Administration, and the Federal Deposit Insurance Corporation.
      In 2005, we acquired PrSM Corporation, a safety, environmental, and engineering services company. This acquisition allows us to provide a broader range of safety and quality engineering services to the Department of Energy and to expand our offerings in other markets such as the Department of Defense and NASA.
      Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services line of business in 2005 is from contracts with the U.S. government for which we serve as a contractor or subcontractor.
      U.S. government entities audit our contract costs, including allocated indirect costs, or conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines, and suspensions or debarment from doing business with the U.S. government. These government remedies could have a material adverse effect on our results of operations and financial condition.
Applications Solutions
      Our Applications Solutions line of business represented 7% and 6% of our total revenue for 2005 and 2004, respectively, net of the elimination of intersegment revenue. In December 2003, we purchased our joint venture partner’s interest in HCL Perot Systems B.V., which was later renamed as Perot Systems TSI B.V. and now operates as our Applications Solutions line of business. This line of business specializes in application development and management, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes migrating applications from legacy environments to current technologies and performing quality assurance functions on custom applications. UBS is Applications Solutions’ largest customer, and the majority of Applications Solutions’ revenue is from customers in the financial services market.
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
      As of December 31, 2005, we employed approximately 18,100 associates. A limited number of these associates located in the United States are currently employed under an agreement with a collective bargaining unit. In European countries, our associates are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.
Our UBS Relationship
      UBS AG is our largest customer. We earned 14.9%, 15.6%, and 16.6% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2005, 2004, and 2003, respectively. We perform most of our services for UBS under our IT Services Agreement, which is formally known as the Second Amended and Restated Agreement for EPI Operational Management Services and will end January 1, 2007. During the three years ended December 31, 2005, the amount of annual gross profit that we have earned from UBS and its affiliates under the IT Services Agreement has ranged from $50.2 million to $53.4 million. We also provide project services directly and through Applications Solutions through several separate contractual relationships with UBS, which are not described below.
      In connection with amending the IT Services Agreement in 1997, we sold UBS 100,000 shares of our Class B Common Stock for $3.65 a share and 7,234,320 options to purchase shares of Class B Common Stock for $1.125 an option. The options will finish vesting at the end of 2006. Shares of the Class B Common Stock are convertible, on a share for share basis, into our Class A Common Stock for the purpose of sales to non-affiliates of UBS. UBS can exercise these options at any time for $3.65 a share, subject to United States bank regulatory limits on UBS’s shareholdings. UBS exercised options to purchase 700,008 shares of Class B Common Stock in 2005 and has exercised options to purchase an aggregate of 7,176,024 shares of Class B Common Stock through December 31, 2005.
Our IT Services Agreement
      Prior to the amendment of the IT Services Agreement on September 16, 2004, it generally entitled us to recover our costs plus a fixed fee, with a bonus or penalty that could have caused this annual fee to vary up and down by as much as 13%, which was the variable component of our annual fee, depending on our level of performance as determined by UBS.
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
      Under the IT Services Agreement, as amended by the Transition Agreement, we will continue to be compensated for the services we provide using a cost plus fixed fee arrangement, and the following important financial terms will apply:

•	The variable component of the annual fee was modified by eliminating the potential bonus in 2004, reducing the potential penalty from 13% to 3.5% for 2004, and by eliminating the variable component of the annual fee for 2005 and 2006. The annual fee (or profit) under the IT Services Agreement was $53.4 million in 2005, and we expect it to be approximately $56.0 million in 2006. There was no penalty for 2004.

•	Forecast revenues, which as used in the IT Services Agreement, excludes our fee and the bonus pool for associates working on our UBS account and are subject to adjustment for currency exchange rates, (i) for 2005, are $154.0 million and (ii) for 2006, will be 95% of the greater of 2005 actual revenue or 2005 minimum revenue.

•	Minimum revenues, which as used in the IT Services Agreement, excludes our fee and the bonus pool for associates working on our UBS account and are subject to adjustment for currency exchange rates, are (i) $139.0 million for 2005 and (ii) 90% of the 2006 revenue forecast for 2006.

•	If actual revenues are greater than minimum revenues but are less than forecast revenues, we would be entitled to receive 20% of the difference between the forecast revenues and actual revenues.

•	If actual revenues are less than the minimum revenues, we would be entitled to receive a payment equal to 100% of the difference between the minimum revenues and actual revenues plus 20% of the difference between forecast revenues and minimum revenues.
      We continue to expect that we will lose substantially all of our revenue and profit from our outsourcing agreement with UBS when the contract ends on January 1, 2007, which represents a substantial majority of the total revenue and profit from our relationship with UBS.
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

Industry Solutions
      Our Industry Solutions line of business competes with a number of different information technology service providers depending upon the region, country, and/or market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., BearingPoint, Inc., Cap Gemini Ernst & Young, CGI Group, Inc., Cerner Corporation, Computer Sciences Corporation, Electronic Data Systems Corporation, First Consulting Group, Incorporated, Hewlett Packard Company, IBM Global Services (a division of International Business Machines Corporation), McKesson Corporation, Siemens Business Services, Inc., Unisys Corporation, smaller consulting firms with industry expertise in areas such as healthcare or financial services, and the consulting divisions of large systems integrators and information technology services providers. In addition, we may compete with non-IT outsourcing providers who enter into marketing and business alliances with our customers that provide for the consolidation of services. As we enter new markets, we expect to encounter additional competitors. Our Industry Solutions line of business competes on the basis of a number of factors, including the attractiveness and breadth of the business strategy and services that we offer, pricing, technological innovation, quality of service, ability to invest in or acquire assets of potential customers, and our scale in certain industries. We also frequently compete with our customers’ own internal information technology capability, which may constitute a fixed cost for our customer. In addition, the market for consulting services is affected by an oversupply of consulting talent, both domestically and offshore, which results in downward price pressure for our services. All of these factors may increase pricing pressure on us.

Government Services
      Our Government Services line of business competes with a number of different service providers depending on the federal agency or department as well as the market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., Anteon International Corporation, BearingPoint, Inc., Booz-Allen and Hamilton, CACI International, Inc., Cap Gemini Ernst & Young, Computer Sciences Corporation, Electronic Data Systems Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, SRA International, and Unisys Corporation. We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and professional services that we offer, pricing, technological innovation, and quality of service. We must frequently compete in federal and defense programs with declining budgets, which creates pressure to lower our prices.

Applications Solutions
      Our Applications Solutions line of business competes with a number of different service providers, including Accenture Ltd., Cognizant Technology Solutions Corporation, iGate Global Solutions Limited, Infosys Technologies Limited, Mastec, Inc., Patni Computer Systems Limited, Polaris Software Lab Limited, Tata Consultancy Services Limited, and Wipro Limited. We compete on many factors, including price, industry expertise, our process methodologies and intellectual property, and our past successes in executing assignments. Emerging offshore development capacity in countries such as India and China is increasing the degree of competition for our software development services.
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
      UBS is our largest customer. Our IT outsourcing agreement with UBS will end on January 1, 2007. During 2005, our UBS relationship generated $298.5 million, or 14.9%, of our revenue. The amount of gross profit that we have earned from the IT Services Agreement with UBS has ranged from $50.2 million to $53.4 million per year during the past three calendar years. We continue to expect that we will lose substantially all of our revenue and profit from our outsourcing agreement with UBS when the contract ends, which represents a substantial majority of the total revenue and profit from our relationship with UBS.

We may bear the risk of cost overruns relating to software development and implementation services, and, as a result, cost overruns could adversely affect our profitability.
      We provide services related to the development of software applications and the implementation of complex software packages for some of our customers. The effort and cost associated with the completion of these software development and implementation services are difficult to estimate and, in some cases, may significantly exceed the estimates made at the time we begin the services. We provide these software development and implementation services under level-of-effort and fixed-price contracts. The level-of-effort contracts are usually based on time and materials or direct costs plus a fee. Under those arrangements, we are able to bill our customer based on the actual cost of completing the services, even if the ultimate cost of the services exceeds our initial estimates. However, if the ultimate cost exceeds our initial estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the customer throughout the project, and the customer’s satisfaction with the services. As a result, we could incur losses with respect to these software development and implementation services even when they are priced on a level-of-effort basis. If we provide these software development or implementation services under a fixed-price contract, we bear all the risk that the ultimate cost of the project will exceed the price to be charged to the customer.

Our largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenue and profits.
      Our 10 largest customers accounted for 49.1% of our revenue for 2005 and 47.9% of our revenue in 2004. UBS was the only customer that accounted for more than 10% of our revenue for 2005 and 2004. After UBS, our next nine largest customers accounted for 34.1% of our revenue in 2005 and 32.3% of our revenue in 2004.
      Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of information technology services, entry into strategic business and marketing alliances with other business partners, business failure or bankruptcy, or our performance. Our outsourcing contracts typically require us to maintain specified performance levels with respect to the services that we deliver to our customer, with the result that if we fail to perform at the specified levels, we may be required to pay or credit the customer with amounts specified in the contract. In the event of significant failures to deliver the services at the specified levels, a number of these contracts provide that the customer has the right to terminate the agreement. In addition, some of these contracts provide the customer the right to terminate the contract at the customer’s convenience. The customer’s right to terminate for convenience typically requires the customer to pay us a fee. We may not retain long-term relationships or secure renewals of short-term relationships with our large customers in the future.

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

Profitability of our contracts may be materially, adversely affected if we do not accurately estimate the costs of services and the timing of the completion of projects.
      The services that we provide, and projects we undertake, pursuant to our contracts are increasingly complex. Our success in accurately estimating the costs of services and timing for the completion of projects and other initiatives to be provided pursuant to our contracts is critical to our ability to price our contracts for long-term profitability. While these estimates reflect our best judgment regarding preexisting costs, efficiencies that we will be able to deliver, and resources that will be required for implementation and performance, any increased or unexpected costs, delays or failures to achieve anticipated cost reductions could materially, adversely affect the profitability of these contracts.

Our ability to perform on contracts on which we partner with third parties may be materially and adversely affected if these third parties fail to successfully or timely deliver their commitments.
      Our engagements often require that our products and services incorporate or coordinate with the software or systems of other vendors and service providers. Our ability to deliver our commitments may depend on the delivery by these vendors and service providers of their commitments. If these third parties fail to deliver their commitments on time or at all, our ability to perform may be adversely affected, which could have a material adverse effect on our business, revenue, profitability or cash flow. In addition, in some cases, we may be responsible for the performance of other vendors or service providers delivering software, systems or other requirements.

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
      Our contracts with customers generally permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our customers to terminate contracts creates an uncertain revenue and profit stream. If customers are not satisfied with our level of performance, our reputation in the industry may suffer, which may also adversely affect our ability to market our services to other customers. Furthermore, some of our contracts contain pricing provisions that permit a customer to request a benchmark study by a mutually acceptable third-party benchmarker. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range and the difference is not due to the unique requirements of the customer, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services and could negatively impact our results of operations or cash flow.

Some contracts contain fixed- and unit-price provisions or penalties that could result in decreased profits.
      Some of our contracts contain pricing provisions that require the payment of a set fee or per-unit fee by the customer for our services regardless of the costs we incur in performing these services, or provide for penalties in the event we fail to achieve certain service levels. In such situations, we are exposed to the risk that we will incur significant unforeseen costs or such penalties in performing the services under the contract.

Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations.
      Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations. For instance, with respect to most of our Indian operations, our customers pay us in their local currency (typically British Pounds, Euros or U.S. Dollars), but our costs are primarily incurred in Indian Rupees. Therefore, if the Rupee increases in strength against these local currencies, our profits from our Indian operations would be adversely affected. To attempt to mitigate the effects of significant foreign currency fluctuations, we use forward exchange contracts and other techniques. At December 31, 2005, we had 20 forward contracts to purchase and sell various currencies in the amount of $84.7 million, which expire at various times before the end of 2006.

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
      Our Applications Solutions line of business is located primarily in India. In addition to the risks regarding fluctuations in currency exchange rates and regarding international operations discussed in the two immediately preceding risk factors, the following risks associated with doing business in India could decrease our revenue and profits:

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
      Our Government Services line of business provides services as a contractor and subcontractor on various projects with U.S. government entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its convenience. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services line of business in 2005 is from contracts with the U.S. government for which we serve as a contractor or subcontractor.
      U.S. government entities audit our contract costs, including allocated indirect costs, or conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that we improperly charged costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. These government remedies could have a material adverse effect on our results of operations and financial condition.

If customers reduce spending that is currently above contractual minimums, our revenue and profits could diminish.
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
      We expect our financial results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

•	mix, timing, and completion of customer projects;

•	unforeseen costs on fixed- or unit-price contracts;

•	implementation and transition issues with respect to new contracts;

•	hiring, integrating, and utilizing associates;

•	timing of new contracts and changes in scope of services performed under existing contracts;

•	the resolution of outstanding tax issues from prior years;

•	issuance of common shares and options, together with acquisition and integration costs, in connection with acquisitions;

•	currency exchange rate fluctuations; and

•	costs to exit certain activities or terminate projects.
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
Our Web site and Availability of SEC Reports and Corporate Governance Documents
      Our Internet address is www.perotsystems.com and the investor relations section of our Web site is located at www.perotsystems.com/investors. We make available free of charge, on or through the investor relations section of our Web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also, posted on our corporate responsibility section of our Web site (located at www.perotsystems.com/responsibility), and available in print upon request of any shareholder to our Investor Relations department, are our charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Standards & Ethical Principles and our Corporate Governance Guidelines (which include our Director Qualification Guidelines and Director Independence Standards). Within the time period required by the SEC and the New York Stock Exchange, we will post on our Web site any amendment to the Standards & Ethical Principles and any waiver applicable to our executive officers or directors.

Item 2.	Properties
      As of December 31, 2005, we had offices in approximately 80 locations in the United States and eleven countries outside the United States. Our office space and other facilities cover approximately 2,700,000 square feet. In March 2005, we completed the purchase of our corporate headquarters facility in Plano, Texas, which was previously leased from a variable interest entity that we began consolidating on December 31, 2003, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our Industry Solutions line of business uses the corporate headquarters facility and data center. The Government Services and Applications Solutions lines of business do not make significant use of the facility. The majority of our remaining office space and other facilities are leased.

      In addition to these properties, we also occupy office space at customer locations throughout the world. We generally occupy this space under the terms of the agreement with the particular customer. We believe that our current facilities are suitable and adequate for our business.
      We have commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to 11 years. Upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space. We have disclosed future minimum commitments under these agreements as of December 31, 2005, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements, which are included elsewhere in this report.

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
      We recently accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts that the plaintiffs recover from the underwriter defendants by way of settlement or judgment. The court has granted a preliminary approval of the proposed settlement, which will be subject to approval by the members of the class.

Securities Litigation Relating to the California Energy Market
      In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. In February 2005, we filed a motion to dismiss the Second Amended Consolidated Complaint. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs.

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
      We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Our Class A Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PER.” The table below shows the range of reported per share sales prices for each quarterly period within the two most recent fiscal years.

	High	Low

2004
First Quarter	$14.76	$12.50
Second Quarter	14.15	12.30
Third Quarter	16.29	11.52
Fourth Quarter	17.00	15.00
2005
First Quarter	$16.02	$12.16
Second Quarter	14.40	12.24
Third Quarter	15.06	13.52
Fourth Quarter	14.66	12.75
      The last reported sale price of our Class A Common Stock on the NYSE on February 23, 2006, was $15.13 per share. As of February 23, 2006, the approximate number of record holders of Class A Common Stock was 2,693. All of our Class B Common Stock is held by UBS AG.

      We have never paid cash dividends on shares of our Class A Common Stock and have no current plans to pay dividends in the future.
Issuer Purchases of Equity Securities
      The following table gives information about our purchases of Class A and Class B Common Stock for the year ended December 31, 2005.

					Approximate
				Total Number	Dollar Value
				of Shares	of Shares
	Total Number		Average	Purchased as	that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased
Period	Purchased		per Share	Announced Plans(1)	Under the Plans(1)

	(a)		(b)	(c)	(d)
January 1, 2005 through January 31, 2005	3,521		$15.71
May 1, 2005 through May 31, 2005	1,555,300	(2)	$13.27	1,555,300
November 1, 2005 through November 30, 2005	1,609,750	(3)	$13.40	1,609,750	$32,700,000

(1)	On May 3, 2005, we announced that we initiated a program to repurchase up to $75 million of our common stock. Pursuant to the program, we may repurchase shares of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.

(3)	Includes 151,400 shares of Class A Common Stock and 1,458,350 shares of Class B Common Stock.
Equity Compensation Plan Information
      The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of December 31, 2005. See Note 10, “Stock Awards and Options,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued		Weighted-Average	Under Equity
	Upon Exercise		Exercise Price	Compensation Plans
	of Outstanding Options,		of Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,772,340	(1)	$15.69	44,208,533	(2)
Equity compensation plans not approved by security holders	13,570,115		$14.04	742,393	(3)

Total	25,342,455		$14.81	44,950,926

(1)	Excludes 786,045 restricted stock units that have been granted under the 2001 Long-Term Incentive Plan.

(2)	Includes 27,764,736 shares available to be issued under the 2001 Long-Term Incentive Plan and 16,443,797 shares available to be issued under the 1999 Employee Stock Purchase Plan.

(3)	Includes 432,000 shares available to be issued under the 1996 Non-Employee Director Stock Option/ Restricted Stock Plan, 52,757 shares available to be issued to directors who elect to receive stock in lieu of their cash retainer, and 257,636 shares available to be issued under other plans.

Item 6.	Selected Financial Data
      The following selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except per share data)
Operating Data(1):
Revenue	$1,998.3	$1,773.5	$1,460.8	$1,332.1	$1,204.7
Direct cost of services	1,575.8	1,405.2	1,193.6	1,020.8	949.7

Gross profit	422.5	368.3	267.2	311.3	255.0
Selling, general and administrative expenses	248.9	236.2	187.8	195.6	256.6

Operating income (loss)	173.6	132.1	79.4	115.7	(1.6)
Interest income, net	3.9	0.9	2.6	3.9	8.9
Equity in earnings (loss) of unconsolidated affiliates	—	—	(1.9)	4.7	8.4
Other income (expense), net	2.7	2.2	2.3	(2.1)	(1.9)

Income before taxes	180.2	135.2	82.4	122.2	13.8
Provision for income taxes	69.1	40.9	30.5	43.9	16.5

Income (loss) before cumulative effect of changes in accounting principles	111.1	94.3	51.9	78.3	(2.7)
Cumulative effect of changes in accounting principles, net of tax	—	—	(49.4)	—	—

Net income (loss)	$111.1	$94.3	$2.5	$78.3	$(2.7)

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.94	$0.82	$0.47	$0.74	$(0.03)
Cumulative effect of changes in accounting principles, net of tax	—	—	(0.45)	—	—

Net income (loss)	$0.94	$0.82	$0.02	$0.74	$(0.03)

Weighted average common shares outstanding	117.9	115.2	110.6	106.3	99.4
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of changes in accounting principles	$0.91	$0.78	$0.45	$0.68	$(0.03)
Cumulative effect of changes in accounting principles, net of tax	—	—	(0.43)	—	—

Net income (loss)	$0.91	$0.78	$0.02	$0.68	$(0.03)

Weighted average diluted common shares outstanding(2)	121.9	120.5	115.3	115.4	99.4
Balance Sheet Data (at Period End):
Cash and cash equivalents	$259.6	$304.8	$123.8	$212.9	$259.2
Total assets	1,370.6	1,226.0	1,010.6	842.3	757.6
Long-term debt	76.5	—	75.5	—	—
Stockholders’ equity	960.5	862.0	712.8	676.6	530.8
Other Data:
Capital expenditures	$70.4	$33.3	$28.4	$36.9	$30.7

(1)	Our results of operations include the effects of business acquisitions made in 2005, 2003, 2002, and 2001 as discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements included herein. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 11, 12, and 19 to the Consolidated Financial Statements included herein for discussions of significant charges and cumulative effect of changes in accounting principles recorded during 2005, 2004, and 2003.

(2)	All options to purchase shares of our common stock were excluded from the calculation of weighted average diluted common shares outstanding for 2001 because the impact was antidilutive given the reported net loss for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Infrastructure Services
      Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, and risk management. We typically hire a significant portion of the customer’s staff that have supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

Applications Services
      Applications services include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as performing quality assurance functions on custom applications. We also provide other applications services such as application assessment and evaluation, hardware and architecture consulting, systems integration, and Web-based services.

Business Process Services
      Business process services include services such as claims processing, life insurance policy administration, call center management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical and administrative services that we provide to the U.S. Federal government.

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
Our Contracts
      Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2005:

•	Approximately 29% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services.

•	Approximately 28% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer. Our largest cost plus contract is with UBS AG, which is our largest customer. As discussed below under “Expected Effect of the End of Our Outsourcing Contract with UBS,” our contract with UBS will end January 1, 2007.

•	Approximately 28% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 15% of our revenue was from per-unit pricing where we bill our customers based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.
      We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled less than 1% of our revenue.
      Depending on a customer’s business requirements and the pricing structure of the contract, the amount of cash generated from a contract can vary significantly during a contract’s term. With fixed- or unit-priced contracts or when an upfront payment is made to purchase assets or as a sales incentive, an outsourcing services contract will typically produce less cash at the beginning of the contract with significantly more cash being generated as efficiencies are realized later in the term. With a cost plus contract, the amount of cash generated tends to be relatively consistent over the term of the contract.
Our Lines of Business
      We offer our services under three primary lines of business: Industry Solutions, Government Services, and Applications Solutions (formerly known as Technology Services). We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 13, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past several years, we have used acquisitions to strengthen our service offerings for applications development and maintenance and business process services.
Results of Operations

Overview of Our Financial Results for 2005
      Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

Revenue Growth
      Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for 2005 grew by 12.7% as compared to 2004. As discussed in more detail below, this revenue growth came primarily from the following:

•	Revenue from new contracts signed during 2004 for which we did not recognize a full year of revenue in 2004 and from new contracts signed in 2005.

•	An increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers, which we believe was due to improved economic conditions.

•	Revenue from companies acquired in 2005 within our Commercial Solutions group and Government Services segment.

Earnings Growth
      We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for 2005 increased 16.7% to $0.91 per share from $0.78 per share for 2004. As discussed in more detail below, this increase came primarily from:

•	A settlement payment related to a dispute with a former customer.

•	An overall net increase in profitability for existing commercial customer contracts signed prior to 2004, which was primarily due to an increase in the amount of services we perform that are in addition to our base level of services. These increased services are discretionary in nature, and the associated margins are typically higher than those we realize on our base level of services.

•	A decrease in expense in 2005 for bonuses to associates.
      Partially offsetting these increases in earnings were operating losses on a certain customer contract and an increase in our effective tax rate for the year ended December 31, 2005 to 38.3% as compared to an effective tax rate for the year ended December 31, 2004 of 30.2%.

      We continue to see prospective customers desiring fixed and per-unit pricing mechanisms for the billing of our outsourcing services. While these pricing mechanisms typically impact the initial profit margins on new contracts, they do not necessarily affect the overall expected profitability of new contracts.

Free Cash Flow
      We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended December 31, 2005, was $79.3 million as compared to $125.0 million for the twelve months ended December 31, 2004. Free cash flow, which is a non-GAAP measure, can be reconciled to net cash provided by operating activities as follows (in millions):

	Twelve Months
	Ended
	December 31

	2005	2004

Net cash provided by operating activities	$149.7	$158.3
Purchases of property, equipment and software	(70.4)	(33.3)

Free cash flow	$79.3	$125.0

      Free cash flow for 2005 decreased as compared to 2004 due primarily to an increase in purchases of property, equipment and purchased software. This increase was primarily related to our business expansion needs for data center and office facilities.

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
      Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending December 31, 2005, the amount of TCV signed was $0.9 billion, as compared to $1.5 billion for the twelve-month period ending December 31, 2004. In January 2006, we signed a customer contract with TCV of $1.2 billion.

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

Changes in Accounting Principles

Change in Accounting Principle for Revenue Arrangements with Multiple Deliverables
      As discussed below in “Critical Accounting Policies” under the heading “Revenue Recognition,” we changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customers. Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled receivables associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting using the percentage-of-completion method.

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
      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we consolidated this entity beginning on December 31, 2003, which resulted in an increase in assets and long-term debt of $65.2 million and $75.5 million, respectively. In addition, we recorded an expense for the cumulative effect of a change in accounting principle of $10.3 million ($6.4 million, net of the applicable income tax benefit), or $.06 per diluted share, representing primarily the cumulative depreciation expense on the office buildings and data center facility through December 31, 2003.

Termination of a Business Relationship
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
      We completed the services necessary to transition certain functions back to the customer during the fourth quarter of 2003. In 2004, we filed a claim in arbitration to recover amounts we believed were due under this contract, and the other party filed counterclaims. In the second quarter of 2005, we settled this dispute, which resulted in a payment to us of $7.6 million and a reduction of liabilities of $2.7 million, both of which were recorded as a reduction to direct cost of services in 2005.

Comparison of 2005 to 2004

Revenue
      Revenue for 2005 increased from revenue for 2004 due to increases in revenue from the Industry Solutions, Government Services, and Applications Solutions segments. Below is a summary of our revenue for 2005 as compared to 2004 (amounts in millions):

	Year Ended December 31

	2005	2004	$ Change	% Change

Industry Solutions	$1,593.3	$1,395.9	$197.4	14.1%
Government Services	272.3	263.3	9.0	3.4%
Applications Solutions	176.6	143.6	33.0	23.0%
Elimination of intersegment revenue	(43.9)	(29.3)	(14.6)	49.8%

Total	$1,998.3	$1,773.5	$224.8	12.7%

Industry Solutions
      The net increase in revenue from the Industry Solutions segment for 2005 as compared to 2004 was primarily attributable to:

•	$117.1 million increase from contracts signed with new customers during 2004 for which we did not recognize a full year of revenue in 2004. This increase was composed of $77.9 million and $39.2 million from contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same type of services that we provide to the majority of our other long-term outsourcing customers.

•	$52.2 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period to period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$19.1 million increase from revenue related to an acquisition within our Commercial Solutions group in the third quarter of 2005. The acquired company is a leading provider of policy administration and business process services to the life insurance and annuity industry.

•	$9.0 million increase from contracts signed with new customers during 2005. This increase was composed of $5.8 million and $3.2 million from new contracts signed in the Commercial Solutions and Healthcare groups, respectively. The services that we are providing to these new customers are primarily the same type of services that we provide to the majority of our other long-term outsourcing customers.
      The state of change in the healthcare industry has required increased system investment, which creates demand for our services. Because of the complexities associated with system changes, combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. The strength in healthcare revenue comes primarily from two factors:

•	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process services was immature. As a result, we have an established presence and brand, which we have strengthened through internal investment in software and solutions and through acquisitions.

•	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. Clinical transformation revolutionizes the way in which the healthcare community receives patient-specific data that spans the entire continuum of care, including centralization of patient data and electronic order entry and decision support.
      The increase in revenue from the markets served by our Commercial Solutions group was primarily the result of revenue from contracts signed with new customers during 2004, for which we did not recognize a full year of revenue in 2004, and an increase in discretionary spending from existing customers, including UBS.

Government Services
      The $9.0 million, or 3.4%, net increase in revenue from the Government Services segment for 2005 as compared to 2004 was primarily attributable to existing program expansion, including our support of the National Institute of Allergic and Infectious Diseases, the Naval Sea Systems Command and services provided to other governmental agencies, coupled with new services provided to the departments of Education and Energy. Partially offsetting these increases was a loss of business in the second half of 2004, the majority of which came from the loss of a contract with U.S. Citizenship and Immigration Services that was rebundled by the customer along with other programs for a recompetition bid. The consortium of companies with which we participated for the recompete did not win this business. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Applications Solutions
      Revenue from the Applications Solutions segment of $132.7 million for 2005, net of the elimination of intersegment revenue of $43.9 million, increased $18.4 million as compared to revenue of $114.3 million for 2004, net of the elimination of intersegment revenue of $29.3 million. This increase was primarily attributable to an increase in the demand for application development and maintenance services from customers in the financial services industry. Intersegment revenue relates to the provision of services by the Applications Solutions segment to the Industry Solutions segment.

UBS
      Revenue from UBS, our largest customer, was $298.5 million for 2005, or 14.9% of our total revenue. This revenue was reported within the Industry Solutions and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Year Ended December 31

	2005	2004	Change

UBS revenue in Industry Solutions	$262.1	$244.1	7.4%
UBS revenue in Applications Solutions	36.4	32.6	11.7%

Total revenue from UBS	$298.5	$276.7	7.9%

      The increase in revenue from UBS was due primarily to an increase in the number of associates providing services to UBS relating to their business expansion and various short-term projects.

Domestic Revenue
      Domestic revenue grew by 12.7% in 2005 to $1,641.5 million from $1,456.4 million in 2004. This increase was primarily the result of revenue growth within the Industry Solutions segment. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced a strong demand as described above, and from the acquisition within our Commercial Solutions group.

Non-domestic Revenue
      Non-domestic revenue, consisting primarily of European and Asian operations, increased by 12.5% in 2005 to $356.8 million from $317.1 million in 2004. Asian operations generated revenue of $124.8 million in 2005 as compared to $104.1 million in 2004, and this increase was primarily from the Applications Solutions operations in India as a result of an increase in the amount of intersegment services it provides domestic customers through subcontracts with our Industry Solutions segment. The largest components of our European operations are in the United Kingdom and Switzerland. In the United Kingdom, revenue for 2005 increased to $167.6 million from $145.5 million primarily due to increases in revenue from our Applications Solutions segment from customers in the financial services markets, as well as an increase in revenue from UBS. In Switzerland, revenue declined slightly to $30.6 million for 2005 from $30.7 million for 2004.

Gross Margin
      Gross margin, which is calculated as gross profit divided by revenue, for 2005 was 21.1% of revenue, which is higher than the gross margin for 2004 of 20.8%. This year-to-year increase in gross margin was primarily due to the following:

•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7.6 million payment and reduced our liabilities by $2.7 million, both of which were recorded as a reduction to direct cost of services. The dispute related to a contract we exited in 2003. This settlement resulted in a 0.5 percentage point increase in our gross margin for 2005.

•	A reduction in the amount of total associate bonus expense recorded in direct cost of services. In 2005, we recorded $48.8 million of expense for associate bonuses, of which $9.1 million was recorded in the fourth quarter of 2005. In 2004, we recorded $55.5 million of expense for associate bonuses, of which $12.6 million was recorded in the fourth quarter of 2004.

•	An overall net increase in profitability for existing commercial customer contracts signed prior to 2004, which was primarily due to an increase in the amount of services we perform that are in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the Healthcare and Commercial Solutions Groups.

      Partially offsetting these increases was an $11.9 million loss on a Commercial Solutions contract, which included a $2.8 million loss related to the impairment of certain deferred contract costs. This loss relates to an infrastructure services contract we signed in 2004 and began transitioning services in 2005. After signing the contract, we discovered that the size and complexity of the infrastructure of this customer were significantly greater than was originally disclosed to us. As a result, we have significantly exceeded our cost expectations on this contract. In addition, our service levels have also not met expectations, which was partially caused by the unanticipated complexity. The contract provides for additional resource charges, but the customer is disputing substantially all of these additional charges, and therefore we are not recognizing the revenue related to these additional charges.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses for 2005 increased 5.4% to $248.9 million from $236.2 million in 2004. As a percentage of revenue, SG&A for 2005 was 12.5% of revenue, which was lower than SG&A for 2004 of 13.3% of revenue. This decrease as a percentage of revenue was primarily due to a reduction in amortization expense relating to the intangible assets recorded from our acquisition of TSI, which declined $4.6 million in 2005, and a continued emphasis on controlling incremental SG&A associated with revenue growth.

Other Income Statement Items
      Interest income for 2005 increased by $4.6 million as compared to 2004 due primarily to higher average cash balances and higher interest rates during 2005 as compared to 2004. Interest expense for 2005 increased by $1.6 million as compared to 2004 because of an increase in the variable interest rate on our debt.
      Our effective income tax rate for the year ended December 31, 2005, was 38.3% as compared to 30.2% for the year ended December 31, 2004. Income tax expense for 2005 included $2.8 million of income tax expense on $42.2 million of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004 (the Act). Income tax expense for 2005 also included a net increase in deferred tax asset valuation allowances of $2.2 million. Income tax expense for 2004 included a net decrease in deferred tax asset valuation allowances of $3.2 million and a reduction of $3.2 million relating to the resolution of various outstanding tax issues from prior years.
      The Act created a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends. All funds repatriated under the Act were invested in the U.S. under a qualifying domestic reinvestment plan approved by our management and Board of Directors.
Comparison of 2004 to 2003

Acquisition of Perot Systems TSI B.V.
      As discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements, on December 19, 2003, we acquired HCL Technologies’ shares in HCL Perot Systems B.V., and changed the name of HPS to Perot Systems TSI B.V., which now operates as our Applications Solutions line of business. Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. As a result, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003, and the balance of our investment in TSI at December 31, 2003, was $29.5 million. We consolidated the assets and liabilities of TSI as of December 31, 2003.

Revenue
      Revenue for 2004 increased from revenue for 2003 due to increases in revenue from the Industry Solutions, Government Services, and Applications Solutions segments. Below is a summary of our revenue for 2004 as compared to 2003 (amounts in millions):

	Year Ended December 31

	2004	2003	$ Change	% Change

Industry Solutions	$1,395.9	$1,255.5	$140.4	11.2%
Government Services	263.3	205.1	58.2	28.4%
Applications Solutions	143.6	—	143.6	*
Elimination of intersegment revenue and other	(29.3)	.2	(29.5)	*

Total	$1,773.5	$1,460.8	$312.7	21.4%

*	Percentage change is not meaningful.

Industry Solutions
      The net increase in revenue from the Industry Solutions segment for 2004 as compared to 2003 was primarily attributable to:

•	$76.5 million increase from contracts signed during 2003 for which we did not recognize a full year of revenue in 2003. This revenue included $56.4 million and $20.1 million from contracts signed in 2003 in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these customers are primarily the same type of services that we provide to the majority of our other long-term outsourcing customers.

•	$43.4 million increase from contracts signed during 2004. This revenue included $36.3 million and $7.1 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same type of services that we provide to the majority of our other long-term outsourcing customers. The strength in healthcare new sales revenue came primarily from the reasons discussed above in our comparison of 2005 to 2004 revenue.

•	$40.4 million net increase from existing accounts, short-term offerings, and project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period to period depending on many factors, including specific customer and industry needs and economic conditions. The majority of this increase was related to contracts in the healthcare industry.

•	$18.0 million increase from technology and business consulting services and business process services, primarily due to an increase in business volume. Both business volume and pricing directly impact our revenue and are indicators of the value we bring to customers, as well as the competitive environment for our services. Therefore, because our direct costs are relatively fixed from period to period, changes in utilization and billing rates can affect our profitability. For 2004, utilization increased while the average billing rate remained flat. The increase in utilization came primarily as a result of an increase in discretionary spending by our customers, which we believe was due to an overall improvement in economic conditions. Our services are typically viewed as discretionary services by our customers and tend to be tied to their level of systems investment, which varies with the rate of technology change and general economic conditions.
      Partially offsetting these increases was a $37.9 million decrease in revenue associated with three customer contract changes. As discussed above in “Termination of a Business Relationship,” we exited an under-performing contract during the second quarter of 2003, resulting in a $25.8 million decrease in revenue in 2004 as compared to 2003. Additionally, we completed two contract renewals that resulted in a revenue reduction of $12.1 million for 2004 as compared to 2003, primarily relating to reductions in price. Although both of these contract renewals included price reductions, the circumstances for these reductions differ for the two contract renewals. For one of these renewals, we were realizing higher than normal profit margins primarily because our contract pricing included the recovery of a significant investment that was made at the beginning of the contract. When the customer was acquired by another company, we signed a new long-term services agreement with a reduced scope of services, less up-front investment, and a corresponding reduction in price. For the second renewal, the customer agreed to enter into a long-term arrangement for services that we were performing on a short-term basis. The long-term commitment reduced our risk on the contract, and therefore we reduced the price.

Government Services
      The $58.2 million, or 28.4%, increase in revenue from the Government Services segment for 2004 as compared to 2003 was primarily attributable to new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government. For the contracts underlying this revenue increase, we are providing program management, administrative, professional, and engineering services related both to a recently awarded program by the Department of Homeland Security and from existing programs where specific initiatives of the government required additional resources for 2004 as compared to 2003. Our business with the federal government may fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve. The remaining year-to-year increase was primarily attributable to the acquisition of Soza & Company, Ltd. in February 2003 as we recognized approximately $22.1 million of additional revenue in 2004 resulting from a full year of revenue in our financial statements.

Applications Solutions
      As discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements, in late December 2003 we acquired Perot Systems TSI B.V., which is operating as our Applications Solutions segment. We continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003. Revenue from this segment was $114.3 million for 2004, net of the elimination of intersegment revenue of $29.3 million.

UBS
      Revenue from UBS, our largest customer, was $276.7 million for 2004, or 15.6% of revenue. This revenue was reported within the Industry Solutions and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Year Ended December 31

	2004	2003	Change

UBS revenue in Industry Solutions	$244.1	$242.0	0.9%
UBS revenue in Applications Solutions	32.6	—	*

Total revenue from UBS	$276.7	$242.0	14.3%

*	Percentage change is not meaningful.
      The increase in revenue from UBS was due primarily to the acquisition of TSI, as discussed above, which is included in the Applications Solutions line of business.

Domestic Revenue
      Domestic revenue grew by 15.3% in 2004 to $1,456.4 million from $1,263.5 million in 2003. This increase was primarily the result of revenue growth within the Industry Solutions and Government Services segments. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced a strong demand as described above. In addition, domestic revenue growth for our Government Services segment came primarily from new contracts and existing program expansion with the Department of Homeland Security, the Department of Defense, and civilian agencies of the federal government as well as from approximately $22.1 million of additional revenue related to the acquisition of Soza & Company, Ltd. in February 2003 for which we did not recognize a full year of revenue in 2003.

Non-domestic Revenue
      Non-domestic revenue, consisting of European and Asian operations, increased by 60.7% in 2004 to $317.1 million from $197.3 million in 2003. Asian operations generated revenue of $104.1 million in 2004 compared to $25.9 million in 2003, and this increase was primarily due to the acquisition of TSI. The largest components of our European operations are in the United Kingdom and Switzerland. In the United Kingdom, revenue for 2004 increased to $145.5 million from $107.4 million. In Switzerland, revenue for 2004 increased to $30.7 million from $28.1 million for 2003. Both of these increases in revenue were due primarily to the acquisition of TSI.

Gross Margin
      Gross margin, which is calculated as gross profit divided by revenue, for 2004 was 20.8% of revenue, which is higher than the gross margin for 2003 of 18.3%. This year-to-year increase in gross margin was primarily due to the following:

•	An overall net increase in profitability for existing commercial customer contracts, which was primarily due to an increase in the amount of services we perform that are in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the healthcare industry.

•	As discussed above in “Termination of a Business Relationship,” in the second quarter of 2003, we recorded $17.7 million of expense in direct costs of services associated with the exiting of this contract.

•	In December 2003, we acquired TSI, which typically realizes higher gross margins than what we normally realize on traditional IT outsourcing contracts because the nature of the services they provide are primarily offshore application development and management services and business process services.
      Partially offsetting these increases was an increase in direct costs of services of $18.4 million for associate bonus expense, which included an increase in associate bonus expense of approximately $3.5 million that was reimbursable by our customers.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses for 2004 increased 25.8% to $236.2 million from $187.8 million in 2003. SG&A for 2004 was 13.3% of revenue, which was higher than SG&A for 2003 of 12.9% of revenue. This increase was primarily attributable to the acquisition of TSI, which added $28.8 million of SG&A expense in 2004. Included in SG&A for TSI was $5.6 million related to amortization of intangibles. SG&A also increased due to an increase in associate bonus expense of $7.3 million and an increase of $5.1 million in expenses associated with corporate compliance and business insurance.
      During 2003, we recorded a reduction of SG&A expense of $7.3 million resulting from revising our estimate of liabilities associated with actions in prior years to streamline our operations, which included a favorable resolution of an employment dispute.

Other Income Statement Items
      Interest expense for 2004 increased by $1.9 million as compared to 2003. This increase was primarily related to the debt we recorded on our consolidated balance sheet as of December 31, 2003, upon adoption of FIN 46.
      During 2003, we recorded a $1.9 million equity in loss of unconsolidated affiliates, which primarily represented our equity in the net loss of TSI (formerly known as HPS). TSI’s net loss in 2003 was due primarily to the recording of stock option compensation expense, which resulted from the modifications of various stock options and negatively impacted our equity in TSI’s earnings by approximately $9.3 million.
      Our effective tax rate for the year ended December 31, 2004, was 30.2%. Our effective tax rate for income before cumulative effect of changes in accounting principles for the year ended December 31, 2003, was 37.0%. The tax rate for 2004 was lower than the rate for 2003 due to the impact of our foreign operations, including Applications Solutions, which has tax holidays in certain Asian jurisdictions exempting specific types of income from taxation, a decrease in deferred tax asset valuation allowances of $3.2 million, and a reduction in income tax expense of $3.2 million relating to the resolution of various outstanding tax issues from prior years.
Contract-related Matters
      We have a contract that includes both non-construction services and construction services, and the construction services relate to a software development and implementation project. In accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. As of December 31, 2005 and 2004, we have deferred contract costs, net, of $49.9 million and $29.3 million, respectively, relating to this contract. The amount of revenue that has been deferred on the software development and implementation project as of December 31, 2005 and 2004, was $18.9 million and $15.0 million, respectively, and was included in non-current deferred revenue on the consolidated balance sheets. We expect the total cost of the software development and implementation project will exceed its relative fair value. Actual costs in excess of the relative fair value of the software development and implementation project will be expensed as incurred to direct cost of services. We currently expect the expense included in direct cost of services for these excess costs to be approximately $4.0 million in each quarterly period in 2006 and 2007 and to continue beyond 2007 at levels that are currently uncertain. The amount of excess costs in all future periods will depend on various factors, including our success in implementing the software system and our ability to negotiate additional billings for a portion of these excess costs. We also currently expect the future services under the contract, which includes both the construction and the non-construction services, will be profitable and generate positive net cash flows in the aggregate over the remaining contract term. However, the scope of future services that we provide and the amount of future profits and cash flows from the contract may differ from our current estimates, which could result in an impairment of a portion of the deferred contract costs, and may materially and adversely affect our results of operations.
      We also have a contract that was signed in 2004 that we began transitioning services in 2005. After signing the contract, we discovered that the size and complexity of the infrastructure of this customer were significantly greater than was originally disclosed to us. As a result, we have significantly exceeded our cost expectations on this contract. In addition, our service levels have also not met expectations, which was partially caused by the unanticipated complexity. The contract provides for additional resource charges, but the customer is disputing substantially all of these additional charges, and therefore we are not recognizing the revenue related to these additional charges. As a result, we incurred a $10.3 million loss on this contract in the fourth quarter of 2005, which included a $2.8 million loss related to the impairment of certain deferred contract costs. We are in discussions with the customer regarding this matter and will work aggressively to resolve it. While we currently expect the losses from this contract to continue, we expect that the amount of such losses will be less in future quarters than the $10.3 million loss incurred in the fourth quarter of 2005. However, the amount of future quarterly losses may differ from our current expectations and may materially and adversely affect our results of operations.

Expected Effect of the End of Our Outsourcing Contract with UBS
      UBS AG is our largest customer. During 2005, our UBS relationship generated $298.5 million, or 14.9%, of our revenue, which included $262.1 million of revenue and $53.4 million of gross profit from our outsourcing agreement with UBS that will end on January 1, 2007. We expect revenue and gross profit for 2006 from our outsourcing contract with UBS to be approximately $235.0 million and $56.0 million, respectively.
      We continue to expect that we will lose substantially all of our revenue and profit from our outsourcing agreement with UBS when the contract ends on January 1, 2007, which represents a substantial majority of the total revenue and profit from our relationship with UBS. We expect that the expiration of the outsourcing agreement likely will have a disproportionately large effect on our profitability compared to the effect on our revenue. We expect the services we provide to UBS following the end of the IT Services Agreement will include offshore services, which are provided outside the scope of the outsourcing contract and currently represent $36.4 million of annual revenue. We do not expect significant changes in the offshore services we provide to UBS following the end of the outsourcing contract.

Possible Changes in Our Relationship with Harvard Pilgrim
      We previously disclosed that Harvard Pilgrim, one of our largest customers, had notified us that it intended to transition the services that we provide them to its new business partner prior to the end of 2007. However, based on recent developments with this customer, we no longer expect this contract to end in 2007. We now expect to continue to provide services to Harvard Pilgrim after 2007, although likely at a reduced amount and under a new long-term contract.
Liquidity and Capital Resources
      We expect that existing cash and cash equivalents, expected cash flows from operating activities, and the $198.5 million available under the restated and amended revolving credit facility, which is discussed below, will provide us sufficient funds to meet our operating needs for the foreseeable future. During 2005, cash and cash equivalents decreased $45.2 million as compared to an increase of $181.0 million and a decrease of $89.1 million for 2004 and 2003, respectively.

Operating Activities
      Net cash provided by operating activities was $149.7 million in 2005 as compared to $158.3 million in 2004 and $102.9 million in 2003. The primary reasons for the changes in cash provided by operating activities for these three years, as described more fully below, are increases in earnings, changes in our accounts receivable balances at the end of each year, and changes in the amount of cash paid for our realignment activities, associate bonuses, income taxes, and deferred contract costs.

•	Income before cumulative effect of changes in accounting principles was $111.1 million, $94.3 million, and $51.9 million in 2005, 2004, and 2003, respectively. In addition, depreciation and amortization expense, which are non-cash expenses, were $62.3 million, $55.8 million, and $35.7 million in 2005, 2004, and 2003, respectively. The increase in depreciation and amortization expense in 2004 as compared to 2003 was due primarily to depreciation and amortization expense on property, equipment, and purchased software and intangible assets associated with TSI, which was acquired in December 2003.

•	We typically collect our accounts receivable within 45 days to 60 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collections from our customers, which can vary significantly from period to period.

During 2005, our revenue increased 12.7% as compared to 2004, while our days sales outstanding increased from 45 days at December 31, 2004, to 47 days at December 31, 2005, which resulted in a $46.6 million use of cash in 2005 from our accounts receivable balances. Days sales outstanding is calculated as our outstanding accounts receivable balance at the end of the year divided by revenue for the fourth quarter and multiplied by 90 days. Days sales outstanding as of December 31, 2003, was 48 days.

•	During 2005, 2004, and 2003, we made cash payments of $1.9 million, $1.3 million, and $9.1 million, respectively, in connection with our actions in 2002 and 2001 to realign our operating structure.

•	Bonuses paid to associates under our bonus plans in 2005, 2004, and 2003 (including payments of annual bonuses relating to the prior year’s bonus plan) were $69.8 million, $46.0 million, and $30.5 million, respectively. Included in the bonus amounts that were paid each year were approximately $23.9 million, $19.2 million, and $18.2 million of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.

•	During 2005, 2004, and 2003, we made net cash payments for income taxes of $30.9 million, $16.6 million, and $10.3 million, respectively.

•	During 2005, we increased our spending on deferred contract costs by $9.6 million as compared to 2004 and by $33.5 million as compared to 2003. Deferred contract costs are included in other non-current assets on the consolidated balance sheets. Partially offsetting this increase in spending was an increase in deferred revenue, which is included in deferred revenue and non-current deferred revenue on the consolidated balance sheets.

Investing Activities
      Net cash used in investing activities was $168.1 million for 2005 as compared to $7.5 million for 2004 and $214.7 million for 2003. These changes in cash used in investing activities were primarily attributable to the following:

•	During 2005, we paid $97.8 million for acquisitions, including $60.1 million (net of cash received) for the acquisition of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc., $17.0 million as additional consideration related to the acquisition of Soza & Company, Ltd., $7.5 million (net of cash received) for the acquisition of PrSM Corporation, $6.9 million as additional consideration related to the acquisition of ADI Technology Corporation, and $6.3 million related to the acquisition of one other company.

•	During 2005, we purchased $70.4 million of property, equipment and purchased software as compared to $33.3 million during 2004 and $28.4 million during 2003. This increase was primarily related to our business expansion needs for data center and office facilities. We plan to significantly increase our data center capacity in the next 12 to 24 months, which could increase our future capital expenditures from current levels and reduce the amount of our available cash balances and borrowing capacity.

•	During 2004, we paid $11.9 million as additional consideration for acquisitions, including $6.3 million as additional consideration related to the acquisition of Soza, $2.7 million as additional consideration related to the acquisition of ADI, and $2.9 million as additional consideration related to the acquisition of TSI and one other company. Also during 2004 we received $37.7 million of net proceeds from the sale of marketable equity securities.

•	During 2003, we paid $188.8 million net cash for acquisitions, including $98.8 million net cash for the acquisition of TSI, $73.8 million net cash for the acquisition of Soza and $10.0 million as additional consideration related to the acquisition of ARS.

Financing Activities
      Net cash used in financing activities was $21.7 million for 2005, compared to net cash provided by financing activities of $25.3 million and $12.0 million for 2004 and 2003, respectively. During 2005, we purchased $42.3 million of treasury stock. In addition, during 2005 and 2004, we received more proceeds from the issuance of common stock due to the exercise of more stock options to purchase common stock as compared to 2003.
      We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During 2005, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances by $5.1 million, as the U.S. dollar strengthened against the Euro, the British Pound, Swiss Franc and the Indian Rupee. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At December 31, 2005, we had 20 forward contracts to purchase and sell various currencies in the amount of $84.7 million, which expire at various times before the end of 2006.
Contractual Obligations and Contingent Commitments
      The following table sets forth our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows for the periods indicated (in millions):

		2007-	2009-
	2006	2008	2010	Thereafter	Total

Operating leases	$37.3	$43.5	$26.2	$19.6	$126.6
Long-term debt	—	—	76.5	—	76.5
Estimated interest expense on long-term debt	4.2	8.5	5.0	—	17.7
Purchase commitments	6.3	—	—	—	6.3
Restructuring payments	1.9	—	—	—	1.9

Total	$49.7	$52.0	$107.7	$19.6	$229.0

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
      The following table sets forth our significant contingent commitments for the periods indicated (in millions) and represent the maximum amount of such commitments:

	2006	2007	Total

Contingent payments for acquisitions	$7.5	$10.5	$18.0
      The contingent payments for significant acquisitions are discussed below and in Note 4, “Acquisitions,” to the Consolidated Financial Statements.

Current Portion of Long-Term Debt
      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75.5 million as long-term debt at December 31, 2003, on our consolidated balance sheets. The debt bore interest at LIBOR plus 100 basis points for 97% of the outstanding balance while the remaining 3% was charged interest at LIBOR plus 225 basis points. The agreement was to mature in June 2005 with one optional two-year extension; however, we did not extend the agreement. As a result, the amount outstanding of $75.5 million was recorded as the current portion of long-term debt on our consolidated balance sheets as of December 31, 2004. In March 2005, we borrowed $76.5 million under our credit facility to pay the exercise amount of $75.5 million for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.

Credit Facility
      In January 2004, we entered into a three-year credit facility with a syndicate of banks that allows us to borrow up to $100.0 million. In March 2005, we executed a restated and amended agreement that expanded the facility to $275.0 million and extended the term to five years. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/ EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in March 2010 and requires certain financial covenants, including a debt/ EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, in March 2005 we borrowed $76.5 million against the credit facility.

Purchase Commitments
      We have agreements with two telecommunication service providers to purchase services from these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for each of the vendors, both of which expire in 2006 and total approximately $6.3 million for 2006.

Other Commitments and Contingencies
      As discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements, we may be required to make $18.0 million in additional payments related to the acquisition of TAG over the next two fiscal years, depending on their achievement of certain financial targets, of which up to 15% may be paid in stock.
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
      Within these four categories of services, our contracts include non-construction service deliverables, including infrastructure services and business process services, and construction service deliverables, such as application development and implementation services.

Accounting for Revenue in Single-Deliverable Arrangements
      Revenue for non-construction service deliverables is recognized as the services are delivered in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which provides that revenue should be recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented in the form of a signed agreement between us and the customer.
      Revenue for non-construction services priced under fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volumes of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.
      Revenue for construction services that do not include a license to one of our software products is recognized in accordance with the provisions of AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we primarily use hours incurred to date to measure our progress towards completion. This method relies on estimates of total expected hours to complete the construction service, which are compared to hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Although we primarily measure our progress towards completion using hours incurred to date, we may measure our progress towards completion using costs incurred to date if the construction services involve a significant amount of non-labor costs. Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenue and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of hours or costs required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenue and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
      Revenue for the sale of a license to one of our software products or the sale of services relating to a software license is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services. SOP 97-2 also requires the application of the percentage-of-completion method as described in SOP 81-1 for those software arrangements that require significant production, modification, or customization of the software. As a result, the accounting for revenue related to software arrangements includes many of the estimates and significant judgments discussed above.
      Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

Accounting for Revenue in Multiple-Deliverable Arrangements Prior to the Adoption of EITF 00-21
      Prior to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective January 1, 2003 (as discussed below), we accounted for revenue from arrangements containing both non-construction and construction services on a combined basis. For such arrangements with both non-construction and construction services, we recognized revenue and profit on all services combined using the percentage-of-completion method in accordance with the provisions of SOP 81-1, using costs incurred to date to measure our progress towards completion.

Adoption of EITF 00-21
      On November 21, 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21 regarding when an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. We were required to apply the provisions of EITF 00-21 to all new arrangements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, we were permitted to apply EITF 00-21 to existing arrangements and record the effect of adoption as the cumulative effect of a change in accounting principle. Effective January 1, 2003, we adopted EITF 00-21 and changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customer contracts.
      Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69.3 million ($43.0 million, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled receivables associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting under the percentage-of-completion method using direct costs incurred to date as a measure of progress towards completion. The direct costs incurred in providing the services under these long-term fixed price contracts were greater in the early years of the contract as compared to the later years because of the additional construction and non-construction services being performed in those early years, including the implementation of new technologies and re-engineering of processes. However, the contract terms did not allow for us to bill separately for the majority of these additional services, including the construction services. As a result, we were recognizing revenue in advance of the billings. Upon the adoption of EITF 00-21, we determined that the construction and non-construction services would not satisfy the separation criteria of EITF 00-21, and therefore we were required to account for these services as a single unit of accounting and apply the most appropriate revenue recognition method to the entire arrangement, which was the straight-line method. Since the majority of the billings on the affected contracts approximated the straight-line method, we were required to reverse most of the unbilled receivables that we had recorded in advance of the customer billings.
      This adjustment also included approximately $19.5 million (approximately $12.1 million, net of the applicable income tax benefit), or $0.10 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted for as a single unit of accounting using the percentage-of-completion method. This contract is discussed further in Note 11, “Termination of Business Relationships.”

Accounting for Revenue in Multiple-Deliverable Arrangements Subsequent to the Adoption of EITF 00-21
      For those arrangements that contain both non-construction and construction services, we first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a separate “unit of accounting.” We allocate the total arrangement consideration to each unit of accounting based on the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
      After the arrangement consideration has been allocated to each unit of accounting, we apply the appropriate revenue recognition method for each unit of accounting as described previously based on the nature of the arrangement and the services included in each unit of accounting. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the most appropriate revenue recognition method is applied.
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
      As a result of our adoption of EITF 00-21, we recognized revenue of approximately $2.9 million, $3.1 million, and $0.9 million during 2005, 2004, and 2003, respectively, that were recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and were also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003. These amounts were estimated as the amount by which unbilled receivables would have been reduced under the previous accounting principle in these periods for all remaining contracts impacted by the cumulative adjustment, based on the percentage-of-completion computations that were prepared immediately prior to our adoption of EITF 00-21.

Contract Costs
      Costs to deliver services are expensed as incurred, with the exception of setup costs and the cost of certain construction and non-construction services for which the related revenue must be deferred under EITF 00-21 or other accounting literature. We defer and subsequently amortize certain setup costs related to activities that enable us to provide the contracted services to customers. Deferred contract setup costs may include costs incurred during the setup phase of a customer arrangement relating to data center migration, implementation of certain operational processes, employee transition, and relocation of key personnel. We amortize deferred contract setup costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Useful lives range from three years up to a maximum of the term of the related customer contract.
      For a construction service in a single-deliverable arrangement, if the total estimated costs to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would generally be recorded in the period in which the loss first becomes probable. For a construction service in a multiple-deliverable arrangement, if the total estimated costs to complete the construction service exceed the amount of revenue that is allocated to the separate construction service unit of accounting (based on the relative fair value allocation, as limited to the amount that is not contingent), then the actual costs incurred to complete the construction service in excess of the allocated fair value would be deferred, up to the amount of the relative fair value, and amortized over the remaining term of the contract. A loss would generally be recorded on a construction service in a multiple-deliverable arrangement if the total costs to complete the service exceed the relative fair value of the service.
      Deferred contract costs are evaluated for realizability whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Our evaluation is based on the amount of non-refundable deferred revenue that is related to the deferred contract costs and our projection of the remaining net gross profits from the related customer contract. To the extent that the carrying amount of the deferred contract costs is greater than the amount of non-refundable deferred revenue and the remaining net gross profits from the customer contract, a charge is recorded to reduce the carrying amount to equal the amount of non-refundable deferred revenue and remaining net gross profits.

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

Contingencies
      We account for claims and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” FAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or the amount of a probable loss cannot be reasonably estimated, then we may disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

Valuation of Goodwill and Intangibles
      Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we could incur. The determination of the fair value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth at the date of acquisition. If an event occurs that would cause us to revise the estimates and assumptions we used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial condition and results of operations.

Income Taxes
      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of our current and deferred provisions for U.S. and foreign income taxes.
      At December 31, 2005, we had deferred tax assets in excess of deferred tax liabilities of $30.4 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe it is more likely than not that only $14.4 million of such assets will be realized, resulting in a valuation allowance at December 31, 2005, of $16.0 million relating primarily to foreign jurisdictions. On a quarterly basis, we evaluate the need for and adequacy of this valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
      We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for amounts repatriated pursuant to the American Jobs Creation Act of 2004 (the Act), we intend to either permanently invest our non-U.S. earnings or remit such earnings in a tax-free manner. The Act provided a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85 percent dividends received deduction for certain dividends from foreign subsidiaries. All funds repatriated under the Act were invested in the U.S. under a qualifying domestic reinvestment plan approved by our management and Board of Directors. Income tax expense for 2005 included $2.8 million of income tax expense on $42.2 million of foreign earnings repatriated pursuant to the Act.
      The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $150.3 million at December 31, 2005, and $186.4 million at December 31, 2004. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.
      Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities, and we are currently under audit by the Internal Revenue Service as well as the UK and Indian tax authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ substantially from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Significant Accounting Standards to be Adopted

Statement of Financial Accounting Standards No. 123R
      In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The effective date of FAS 123R is the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the period ending December 31, 2005, net income would have been reduced by approximately $24.7 million. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We plan to apply the provisions of FAS 123R on a modified prospective basis using the Black-Scholes option pricing model for the recognition of compensation expense for all share-based awards granted on or after January 1, 2006, and any awards that are not fully vested as of December 31, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.
      As discussed in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” to the Consolidated Financial Statements under the heading “Stock-based compensation,” to reduce future stock option compensation expense that we would otherwise recognize in our consolidated income statements with the adoption of FAS 123R and to further advance our corporate compensation objectives, in November 2005 we extended an offer to eligible employees to exchange certain unvested stock options to purchase Class A common stock for fully vested replacement stock options to purchase 90% of the original number of shares of our Class A common stock. The stock options that were eligible to be exchanged were only those options to purchase shares of our Class A common stock at $25.00 per share that were scheduled to vest in March 2010. Of the 2.9 million stock options eligible for exchange, employees representing approximately 72% of the eligible options accepted the offer, and we granted 1.9 million fully vested replacement stock options to those employees. Also to reduce future stock option compensation expense, we accelerated the vesting for the remaining 0.8 million stock options, but the underlying shares resulting from the future exercise of these stock options may not be sold prior to the original vesting date in March 2010. As a result of the offer and the acceleration of the remaining 0.8 million stock options, our 2005 pro forma net income and diluted earnings per common share were reduced by $11.6 million and $0.10, respectively.

Statement of Financial Accounting Standards No. 154
      In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections,” which changes the accounting for and the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In the ordinary course of business, we enter into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. We generally manage these transactions by ensuring that costs to service these contracts are incurred in the same currency in which revenue is received. By matching revenue and costs to the same currency, we have been able to substantially mitigate foreign currency risk to earnings. We use foreign currency forward contracts or options to manage exposures arising from these transactions when necessary. We do not foresee changing our foreign currency exposure management strategy. Our use of foreign currency forward contracts expanded in 2004 due to increased foreign currency exposures resulting from our acquisition of the remaining interests in Perot Systems TSI B.V.
      During 2005, 17.9%, or $356.8 million of our revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 1.8%, or $35.7 million. In our opinion, a substantial portion of this fluctuation would be offset by expenses incurred in local currency.
      At December 31, 2005, we had approximately $55.8 million of cash and cash equivalents denominated in currencies other than the U.S. dollar.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.
      Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2005, based on the criteria in Internal Control — Integrated Framework issued by COSO.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Dated: February 27, 2006

Peter A. Altabef	Russell Freeman
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Perot Systems Corporation:
      We have completed integrated audits of Perot Systems Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for multiple deliverable revenue arrangements and for variable interest entities during 2003.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 27, 2006

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and 2004

	2005	2004

	(Dollars and shares
	in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$259,598	$304,786
Accounts receivable, net	277,780	233,875
Prepaid expenses and other	33,235	33,677
Deferred income taxes	32,739	20,624

Total current assets	603,352	592,962
Property, equipment and purchased software, net	180,036	144,425
Goodwill	443,439	359,033
Deferred contract costs, net	85,313	48,459
Other non-current assets	58,480	81,113

Total assets	$1,370,620	$1,225,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$75,498
Accounts payable	38,680	34,114
Deferred revenue	28,035	22,603
Accrued compensation	60,024	65,706
Income taxes payable	51,064	36,687
Accrued and other current liabilities	81,812	98,321

Total current liabilities	259,615	332,929
Long-term debt	76,505	—
Non-current deferred revenue	47,143	25,561
Other non-current liabilities	26,822	5,468

Total liabilities	410,085	363,958

Commitments and contingencies
Stockholders’ equity:
Preferred Stock; par value $.01; authorized 5,000 shares; none issued	—	—
Class A Common Stock; par value $.01; authorized 300,000 shares; issued 118,241 and 115,756 shares, respectively	1,183	1,158
Class B Convertible Common Stock; par value $.01; authorized 24,000 shares; issued 2,217 and 1,517 shares, respectively	22	15
Additional paid-in capital	502,443	478,354
Retained earnings	494,082	382,962
Treasury stock	(35,332)	—
Deferred compensation	(11,394)	(9,761)
Accumulated other comprehensive income	9,531	9,306

Total stockholders’ equity	960,535	862,034

Total liabilities and stockholders’ equity	$1,370,620	$1,225,992

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars and shares in thousands,
	except per share data)
Revenue	$1,998,286	$1,773,452	$1,460,751
Direct cost of services	1,575,768	1,405,153	1,193,515

Gross profit	422,518	368,299	267,236
Selling, general and administrative expenses	248,892	236,233	187,874

Operating income	173,626	132,066	79,362
Interest income	7,543	2,965	2,765
Interest expense	(3,646)	(2,023)	(161)
Equity in earnings (loss) of unconsolidated affiliates	—	—	(1,910)
Other income (expense), net	2,683	2,236	2,300

Income before taxes	180,206	135,244	82,356
Provision for income taxes	69,086	40,897	30,486

Income before cumulative effect of changes in accounting principles	111,120	94,347	51,870
Cumulative effect of changes in accounting principles, net of tax:
Adoption of EITF 00-21	—	—	(42,959)
Adoption of FIN 46	—	—	(6,405)

Net income	$111,120	$94,347	$2,506

Basic earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.94	$0.82	$0.47
Cumulative effect of changes in accounting principles, net of tax	—	—	(0.45)

Net income	$0.94	$0.82	$0.02

Weighted average common shares outstanding	117,880	115,203	110,573
Diluted earnings per common share:
Income before cumulative effect of changes in accounting principles	$0.91	$0.78	$0.45
Cumulative effect of changes in accounting principles, net of tax	—	—	(0.43)

Net income	$0.91	$0.78	$0.02

Weighted average diluted common shares outstanding	121,867	120,532	115,334
Pro forma amounts assuming the accounting changes had been applied retroactively:
Net income	$111,120	$94,347	$49,831
Basic earnings per common share	$0.94	$0.82	$0.45
Diluted earnings per common share	$0.91	$0.78	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2005, 2004 and 2003

	Shares of						Accumulated
	Common		Additional				Other	Total
	Stock	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive	Stockholders’
	Issued	Stock	Capital	Earnings	Stock	Compensation	Income (Loss)*	Equity

	(Dollars and shares in thousands)
Balance at January 1, 2003	108,664	$1,087	$392,716	$286,109	$—	$(1,304)	$(2,022)	$676,586
Issuance of Class A shares under incentive plans	622	6	5,589	—	—	—	—	5,595
Class A shares repurchased (41 shares)	—	—	—	—	(44)	—	—	(44)
Exercise of stock options for Class A shares (2,359 shares, including 41 shares from treasury)	2,318	23	10,187	—	44	—	—	10,254
Exercise of stock options for Class B shares	700	7	2,548	—	—	—	—	2,555
Tax benefit of stock options exercised	—	—	6,789	—	—	—	—	6,789
Deferred compensation, net, and other	—	—	3,658	—	—	(2,510)	—	1,148
Net income	—	—	—	2,506	—	—	—	2,506
Other comprehensive income, net of tax:
Change in net unrealized holding gains on marketable equity securities, net of tax	—	—	—	—	—	—	53	53
Translation adjustment	—	—	—	—	—	—	7,337	7,337

Comprehensive income	—	—	—	—	—	—	—	9,896

Balance at December 31, 2003	112,304	$1,123	$421,487	$288,615	$—	$(3,814)	$5,368	$712,779
Issuance of Class A shares related to acquisitions	815	8	10,897	—	—	—	—	10,905
Issuance of Class A shares under incentive plans	552	6	6,377	—	—	—	—	6,383
Class A shares repurchased (9 shares)	—	—	—	—	(18)	—	—	(18)
Exercise of stock options for Class A shares (2,911 shares, including 9 shares from treasury)	2,902	29	16,674	—	18	—	—	16,721
Exercise of stock options for Class B shares	700	7	2,548	—	—	—	—	2,555
Tax benefit of stock options exercised	—	—	9,255	—	—	—	—	9,255
Purchase of equity held by minority shareholders of TSI and replacement of outstanding TSI stock options, net	—	—	4,863	—	—	(1,013)	—	3,850
Deferred compensation, net, and other	—	—	6,253	—	—	(4,934)	—	1,319
Net income	—	—	—	94,347	—	—	—	94,347
Other comprehensive income, net of tax:
Change in net unrealized holding gains on marketable equity securities, net of tax	—	—	—	—	—	—	217	217
Translation adjustment	—	—	—	—	—	—	3,721	3,721

Comprehensive income	—	—	—	—	—	—	—	98,285

Balance at December 31, 2004	117,273	$1,173	$478,354	$382,962	$—	$(9,761)	$9,306	$862,034
Issuance of Class A shares under incentive plans (689 shares, including 27 shares from treasury)	662	7	6,672	—	479	—	—	7,158
Class A shares repurchased (1,710 shares)	—	—	—	—	(22,708)	—	—	(22,708)
Class B shares repurchased (1,458 shares)	—	—	—	—	(19,556)	—	—	(19,556)
Exercise of stock options for Class A shares (2,306 shares, including 483 shares from treasury)	1,823	18	7,558	—	6,453	—	—	14,029
Exercise of stock options for Class B shares	700	7	2,548	—	—	—	—	2,555
Tax benefit of stock options exercised	—	—	2,564	—	—	—	—	2,564
Deferred compensation, net, and other	—	—	4,747	—	—	(1,633)	—	3,114
Net income	—	—	—	111,120	—	—	—	111,120
Other comprehensive income, net of tax:
Translation adjustment	—	—	—	—	—	—	225	225

Comprehensive income	—	—	—	—	—	—	—	111,345

Balance at December 31, 2005	120,458	$1,205	$502,443	$494,082	$(35,332)	$(11,394)	$9,531	$960,535

*	Balance at January 1, 2003, included $(1,733) of cumulative translation adjustment and $(289) of net unrealized losses on marketable equity securities, net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$111,120	$94,347	$2,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,312	55,756	35,749
Cumulative effect of changes in accounting principles, net of tax	—	—	49,364
Impairment of assets related to exiting a contract	—	—	13,910
Equity in (earnings) loss of unconsolidated affiliates	—	—	1,910
Deferred income taxes	10,490	7,594	11,050
Other non-cash items	3,475	(1,855)	(6,327)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(46,587)	(23,690)	10,785
Prepaid expenses	(5,167)	(2,377)	(1,738)
Deferred contract costs	(44,597)	(35,040)	(11,118)
Other current and non-current assets	12,088	(5,235)	(17,928)
Accounts payable and accrued liabilities	2,538	3,757	(10,081)
Accrued compensation	(14,474)	24,583	9,192
Income taxes	28,399	16,692	9,257
Current and non-current deferred revenue	26,675	23,910	17,825
Other current and non-current liabilities	3,430	(174)	(11,479)

Total adjustments	38,582	63,921	100,371

Net cash provided by operating activities	149,702	158,268	102,877

Cash flows from investing activities:
Purchases of property, equipment and software	(70,358)	(33,268)	(28,398)
Net proceeds from sale of marketable equity securities	—	37,725	1,096
Acquisitions of businesses, net of cash acquired of $5,555, $0 and $15,067, respectively	(97,788)	(11,903)	(188,763)
Other	55	(29)	1,326

Net cash used in investing activities	(168,091)	(7,475)	(214,739)

Cash flows from financing activities:
Repayment of long-term debt	(78,678)	—	—
Proceeds from issuance of long-term debt	76,505	—	—
Proceeds from issuance of common and treasury stock	23,611	25,471	12,650
Purchases of treasury stock	(42,264)	(18)	(44)
Other	(864)	(141)	(582)

Net cash (used in) provided by financing activities	(21,690)	25,312	12,024

Effect of exchange rate changes on cash and cash equivalents	(5,109)	4,911	10,747

Net (decrease) increase in cash and cash equivalents	(45,188)	181,016	(89,091)
Cash and cash equivalents at beginning of year	304,786	123,770	212,861

Cash and cash equivalents at end of year	$259,598	$304,786	$123,770

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies
      Perot Systems Corporation, a Delaware corporation, is a worldwide provider of information technology (commonly referred to as IT) services and business solutions to a broad range of customers. We offer our customers integrated solutions designed around their specific business objectives, and these services include infrastructure services, applications services, business process services, and consulting services. Our significant accounting policies are described below.

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
      Although we have no significant investments in unconsolidated companies as of December 31, 2005 and 2004, our policy is to account for investments in companies in which we have the ability to exercise significant influence over operating and financial policies by the equity method. Accordingly, our share of the earnings (losses) of these companies is included in consolidated net income. Investments in unconsolidated companies that are less than 20% owned, where we have no significant influence over operating and financial policies, are carried at cost. We periodically evaluate whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investment, the underlying investment is written down by charges to expense so that the carrying amount equals the future discounted cash flows.
      As discussed in Note 4, “Acquisitions,” prior to December 31, 2003, we accounted for our investment in HCL Perot Systems B.V. (HPS) using the equity method. In connection with our acquisition of HCL Technologies’ shares in HPS, we consolidated all assets and liabilities of HPS on December 31, 2003, and renamed HPS as Perot Systems TSI B.V., which now operates as our Applications Solutions line of business.

Use of estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition; allowance for doubtful accounts; realizability of deferred contract costs;

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
impairments of goodwill, long-lived assets, and intangible assets; accrued liabilities; income taxes; restructuring costs; and loss contingencies associated with litigation and disputes.
      Our estimates are based on historical experience and various other assumptions, including assumptions about counterparty financial condition and future business volumes above contractual minimums, which we believe are reasonable under the circumstances and that form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Cash equivalents
      All highly liquid investments with original maturities of three months or less that are purchased and sold generally as part of our cash management activities are considered to be cash equivalents.

Revenue recognition
      We provide services to our customers under contracts that contain various pricing mechanisms and other terms. These services generally fall into one of the following categories:

•	Infrastructure services — includes data center management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, and risk management. The fees under these arrangements are generally based on the level of effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed price for contracted services, or on a contracted per-unit price for each unit of service delivered. The term of our outsourcing contracts generally ranges between five and ten years.

•	Applications services — includes application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as performing quality assurance functions on custom applications. The fees under these arrangements are generally based on the level of effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed price for contracted services, or on a contracted per-unit price for each unit of service delivered. The term of our applications services contracts varies based on the complexity of the services provided and the customers’ needs.

•	Business process services — includes services such as claims processing, life insurance policy administration, call center management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical and administrative services that we provide to the U.S. Federal government. The fees under these arrangements are generally based on the level of effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed price for contracted services, or on a contracted per-unit price for each unit of service delivered. The term of our business process services contracts generally ranges from month-to-month to five years.

•	Consulting services — includes services such as strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions segment typically consist of customized, industry-specific business solutions, as well as the implementation of prepackaged software applications. The fees for these services are generally based on a contracted level of effort incurred in delivering the services, including cost plus and time and materials

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

fee arrangements, and on a contracted fixed price. The term of our consulting contracts varies based on the complexity of the services provided and the customers’ needs.
      Within these four categories of services, our contracts include non-construction service deliverables, including infrastructure services and business process services, and construction service deliverables, such as application development and implementation services.

Accounting for Revenue in Single-Deliverable Arrangements
      Revenue for non-construction service deliverables is recognized as the services are delivered in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which provides that revenue should be recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented in the form of a signed agreement between us and the customer.
      Revenue for non-construction services priced under fixed-fee arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volumes of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.
      Revenue for construction services that do not include a license to one of our software products is recognized in accordance with the provisions of AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we primarily use hours incurred to date to measure our progress towards completion. This method relies on estimates of total expected hours to complete the construction service, which are compared to hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Although we primarily measure our progress towards completion using hours incurred to date, we may measure our progress towards completion using costs incurred to date if the construction services involve a significant amount of non-labor costs. Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenue and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of hours or costs required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenue and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
SOP 97-2 also requires the application of the percentage-of-completion method as described in SOP 81-1 for those software arrangements that require significant production, modification, or customization of the software. As a result, the accounting for revenue related to software arrangements includes many of the estimates and significant judgments discussed above.
      Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

Accounting for Revenue in Multiple-Deliverable Arrangements Prior to the Adoption of EITF 00-21
      Prior to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective January 1, 2003 (as discussed below), we accounted for revenue from arrangements containing both non-construction and construction services on a combined basis. For such arrangements with both non-construction and construction services, we recognized revenue and profit on all services combined using the percentage-of-completion method in accordance with the provisions of SOP 81-1, using costs incurred to date to measure our progress towards completion.

Adoption of EITF 00-21
      On November 21, 2002, the FASB Emerging Issues Task Force reached a consensus on EITF 00-21 regarding when an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. We were required to apply the provisions of EITF 00-21 to all new arrangements with multiple deliverables entered into in fiscal periods beginning after June 15, 2003. Alternatively, we were permitted to apply EITF 00-21 to existing arrangements and record the effect of adoption as the cumulative effect of a change in accounting principle. Effective January 1, 2003, we adopted EITF 00-21 and changed our method of accounting for revenue from arrangements with multiple deliverables for both existing and prospective customer contracts.
      Our adoption of EITF 00-21 effective January 1, 2003, resulted in an expense for the cumulative effect of a change in accounting principle of $69,288 ($42,959, net of the applicable income tax benefit), or $0.37 per diluted share. This adjustment resulted primarily from the reversal of unbilled receivables associated with our long-term fixed price contracts that include construction services, as each such contract had been accounted for as a single unit of accounting under the percentage-of-completion method using direct costs incurred to date as a measure of progress towards completion. The direct costs incurred in providing the services under these long-term fixed price contracts were greater in the early years of the contract as compared to the later years because of the additional construction and non-construction services being performed in those early years, including the implementation of new technologies and re-engineering of processes. However, the contract terms did not allow for us to bill separately for the majority of these additional services, including the construction services. As a result, we were recognizing revenue in advance of the billings. Upon the adoption of EITF 00-21, we determined that the construction and non-construction services would not qualify for separation under EITF 00-21, and therefore we were required to account for these services as a single unit of accounting and apply the most appropriate revenue recognition method to the entire arrangement, which was the straight-line method. Since the majority of the billings on the affected contracts approximated the straight-line method, we were required to reverse most of the unbilled receivables that we had recorded in advance of the customer billings.
      This adjustment also included approximately $19,500 (approximately $12,090, net of the applicable income tax benefit), or $0.10 per diluted share, to recognize an estimated loss on a construction service included in a contract that we expected to be profitable in the aggregate over its term and that was accounted

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
for as a single unit of accounting using the percentage-of-completion method. This contract is discussed further in Note 11, “Termination of Business Relationships.”

Accounting for Revenue in Multiple-Deliverable Arrangements Subsequent to the Adoption of EITF 00-21
      For those arrangements that contain both non-construction and construction services, we first determine whether each service, or deliverable, meets the separation criteria of EITF 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a separate “unit of accounting.” We allocate the total arrangement consideration to each unit of accounting based on the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.
      After the arrangement consideration has been allocated to each unit of accounting, we apply the appropriate revenue recognition method for each unit of accounting as described previously based on the nature of the arrangement and the services included in each unit of accounting. All deliverables that do not meet the separation criteria of EITF 00-21 are combined into one unit of accounting, and the most appropriate revenue recognition method is applied.
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
      As a result of our adoption of EITF 00-21, we recognized revenue of approximately $2,925, $3,124, and $904 during 2005, 2004, and 2003, respectively, that were recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and were also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003. These amounts were estimated as the amount by which unbilled receivables would have been reduced under the previous accounting principle in these periods for all remaining contracts impacted by the cumulative adjustment, based on the percentage-of-completion computations that were prepared immediately prior to our adoption of EITF 00-21.

Contract costs
      Costs to deliver services are expensed as incurred, with the exception of setup costs and the cost of certain construction and non-construction services for which the related revenue must be deferred under EITF 00-21 or other accounting literature. We defer and subsequently amortize certain setup costs related to activities that enable us to provide the contracted services to customers. Deferred contract setup costs may include costs incurred during the setup phase of a customer arrangement relating to data center migration, implementation of certain operational processes, employee transition, and relocation of key personnel. We amortize deferred contract setup costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Useful lives range from three years up to a maximum of the term of the related customer contract.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      For a construction service in a single-deliverable arrangement, if the total estimated costs to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would generally be recorded in the period in which the loss first becomes probable. For a construction service in a multiple-deliverable arrangement, if the total estimated costs to complete the construction service exceed the amount of revenue that is allocated to the separate construction service unit of accounting (based on the relative fair value allocation, as limited to the amount that is not contingent), then the actual costs incurred to complete the construction service in excess of the allocated fair value would be deferred, up to the amount of the relative fair value, and amortized over the remaining term of the contract. A loss would generally be recorded on a construction service in a multiple-deliverable arrangement if the total costs to complete the service exceed the relative fair value of the service.
      Deferred contract costs are evaluated for realizability whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Our evaluation is based on the amount of non-refundable deferred revenue that is related to the deferred contract costs and our projection of the remaining net gross profits from the related customer contract. To the extent that the carrying amount of the deferred contract costs is greater than the amount of non-refundable deferred revenue and the remaining net gross profits from the customer contract, a charge is recorded to reduce the carrying amount to equal the amount of non-refundable deferred revenue and remaining net gross profits.

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

Contingencies
      We account for claims and contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” FAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred or the amount of a probable loss cannot be reasonably estimated, then we may disclose the amount or range of estimated loss if the amount or range of estimated loss is material. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business.

Research and development costs
      Research and development costs are included in SG&A, are charged to expense as incurred, and were $2,452, $2,658, and $4,086 in 2005, 2004, and 2003, respectively.

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
Capitalized software development costs
      We capitalize internal software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. We cease capitalization and begin amortization of internally developed software when the product is made available for general release to customers, and thereafter, any maintenance and customer support is charged to expense as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software of three to five years, but amortization may be accelerated to ensure that the software costs are amortized in a manner consistent with the anticipated timing of product revenue. We continually evaluate the recoverability of capitalized software development costs, which are reported at the lower of unamortized cost or net realizable value.
      We also capitalize internal software development costs in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occur in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs on a product-by-product basis using a straight-line basis over the estimated useful lives of three to five years.
Goodwill and other intangibles
      We allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, and any cost of the acquired companies not allocated to assets acquired or liabilities assumed is recorded as goodwill. Goodwill and certain indefinite-lived assets are not amortized, but instead are evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from twelve months to fifteen years.
      The determination of the fair value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth at the date of acquisition. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on our financial condition and results of operations.
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

Income taxes
      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of our current and deferred provisions for U.S. and foreign income taxes.
      At December 31, 2005, we had deferred tax assets in excess of deferred tax liabilities of $30,400. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe it is more likely than not that only $14,418 of such assets will be realized, resulting in a valuation allowance at December 31, 2005, of $15,982 relating primarily to foreign jurisdictions. On a quarterly basis, we evaluate the need for and adequacy of this valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
      We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for amounts repatriated pursuant to the American Jobs Creation Act of 2004 (the Act), we intend to either permanently invest our non-U.S. earnings or remit such earnings in a tax-free manner. The Act provided a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85 percent dividends received deduction for certain dividends from foreign subsidiaries. All funds repatriated under the Act were invested in the U.S. under a qualifying domestic reinvestment plan approved by our management and Board of Directors. Income tax expense for 2005 included $2,762 of income tax expense on $42,156 of foreign earnings repatriated pursuant to the Act.
      The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $150,316 at December 31, 2005, and $186,380 at December 31, 2004. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities, and we are currently under audit by the Internal Revenue Service as well as the UK and Indian tax authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ substantially from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Foreign operations
      The consolidated balance sheets include foreign assets and liabilities of $125,220 and $59,670, respectively, as of December 31, 2005, and $162,430 and $92,083, respectively, as of December 31, 2004.
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
      We periodically enter into forward contracts to manage certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The forward contracts generally have maturities that do not exceed twelve months.
      The net foreign currency transaction gains (losses) reflected in other income (expense), net, in the consolidated income statements were ($28), ($816), and $434 for the years ended December 31, 2005, 2004, and 2003, respectively.

Concentrations of credit risk
      Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash equivalents and accounts receivable. Our cash equivalents consist primarily of short-term money market deposits. We have deposited our cash equivalents with reputable financial institutions, from which we believe the risk of loss to be remote. We have accounts receivable from customers engaged in various industries including banking, insurance, healthcare, manufacturing, telecommunications, travel and energy, as well as government customers in defense and other governmental agencies, and our accounts receivable are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, which may impact accounts receivable. Generally, we do not require collateral from our customers. We do not believe that any single customer, industry or geographic area represents significant credit risk.
      No customer accounted for 10% or more of our total accounts receivable (including accounts receivable recorded in both accounts receivable, net, and long-term accrued revenue) at December 31, 2005, or at December 31, 2004.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

Financial instruments
      The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair value. Fair values are based primarily on current prices for those or similar instruments.
      We use derivative financial instruments for the purpose of managing specific exposures as part of our risk management program and hold all derivatives for purposes other than trading. To date, our use of such instruments has been limited to foreign currency forward contracts. We do not currently utilize hedge accounting with regard to these derivatives and record all gains and losses associated with such derivatives in the earnings of the appropriate period. In accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we record the net fair value of the derivatives in accounts receivable, net, on the consolidated balance sheets.

Treasury stock
      Treasury stock transactions are accounted for under the cost method. During 2005, we purchased 1,710 shares of Class A common stock and 1,458 shares of Class B common stock for $42,264. Our repurchased Class A treasury stock was utilized for employee stock plans during the year, and at December 31, 2005, we have 1,200 and 1,458 shares of Class A and Class B common stock, respectively, in treasury. The remaining Class A shares in treasury will be used for employee stock plans, acquisitions, and other uses. We had no shares in treasury at December 31, 2004 and 2003.

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

	2005	2004	2003

Net income (loss)
As reported	$111,120	$94,347	$2,506
Add: stock-based compensation expense included in reported net income, net of related tax effects	2,181	1,107	817
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(26,848)	(19,103)	(16,922)

Pro forma	$86,453	$76,351	$(13,599)
Basic earnings (loss) per common share
As reported	$0.94	$0.82	$0.02
Pro forma	$0.73	$0.66	$(0.12)
Diluted earnings (loss) per common share
As reported	$0.91	$0.78	$0.02
Pro forma	$0.72	$0.64	$(0.12)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      With the exception of approximately 500 stock options granted in 2004 below fair market value related to an acquisition, 1,859 stock options granted in 2005 above fair market value related to the offer to exchange certain unvested stock options, and a limited number of other stock options, all options that we granted in 2005, 2004, and 2003 were granted at a per share amount equal to fair market value on the grant date. Vesting of options differs based on the terms of each option. Typically, options vest ratably over the vesting period, vest at the end of the vesting period, or vest based on the attainment of various criteria. Our pro forma stock based compensation is recognized on a pro rata basis over the vesting term of each option. Prior to our initial public offering, the fair value of each option grant was estimated on the grant date using the Minimum Value stock option-pricing model. Subsequent to this date, we utilized the Black-Scholes option pricing model. Our assumptions used in estimating fair value for each option grant are dependent on the terms of each option grant and are summarized as follows for each period presented:

	2005	2004	2003

Weighted average risk free interest rates	4.4%	3.1%	2.4%
Weighted average life (in years)	4.6	3.2	3.5
Volatility	43%	43%	53%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted at fair market value	$6.05	$5.27	$4.90
Weighted average grant-date fair value per share of options granted below fair market value	$—	$8.81	$—
Weighted average grant-date fair value per share of options granted above fair market value	$3.14	$—	$—
      To reduce future stock option compensation expense that we would otherwise recognize in our consolidated income statements with the adoption of FAS 123R, “Share-Based Payments,” and to further advance our corporate compensation objectives, in November 2005 we extended an offer to eligible employees to exchange certain unvested stock options to purchase Class A common stock for fully vested replacement stock options to purchase 90% of the original number of shares of our Class A common stock. The stock options that were eligible to be exchanged were only those options to purchase shares of our Class A common stock at $25.00 per share that were scheduled to vest in March 2010. Of the 2,861 stock options eligible for exchange, employees representing approximately 72% of the eligible options accepted the offer, and we granted 1,859 fully vested replacement stock options to those employees. Also to reduce future stock option compensation expense, we accelerated the vesting for the remaining 795 stock options, but the underlying shares resulting from the future exercise of these stock options may not be sold prior to the original vesting date in March 2010. As a result of the offer and the acceleration of the remaining 795 stock options, our 2005 pro forma net income and diluted earnings per common share above were reduced by $11,636 and $0.10, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

Significant accounting standards to be adopted

Statement of Financial Accounting Standards No. 123R
      In December 2004, the FASB issued FAS 123R, “Share-Based Payment,” which is a revision of FAS 123. FAS 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, which is allowed under the original provisions of FAS 123. FAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The effective date of FAS 123R is the first annual fiscal period beginning after June 15, 2005. If we had applied the provisions of FAS 123R to the financial statements for the period ending December 31, 2005, net income would have been reduced by approximately $24,667. FAS 123R allows for either modified prospective recognition of compensation expense or modified retrospective recognition, which may be back to the original issuance of FAS 123 or only to interim periods in the year of adoption. We plan to apply the provisions of FAS 123R on a modified prospective basis using the Black-Scholes option pricing model for all share-based awards granted on or after January 1, 2006, and any awards that are not fully vested as of December 31, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in preparing the pro forma disclosures in accordance with the provisions of FAS 123.

Statement of Financial Accounting Standards No. 154
      In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections,” which changes the accounting for and the reporting of voluntary changes in accounting principles. FAS 154 requires changes in accounting principles to be applied retrospectively to prior periods’ financial statements, where practicable, unless specific transition provisions permit alternative transition methods. FAS 154 will be effective in fiscal years beginning after December 15, 2005. Our adoption of FAS 154 is not expected to have a material impact on our consolidated financial statements except to the extent that we adopt a voluntary change in accounting principle in a future period that must be accounted for through a restatement of previous financial statements.

2.	Accounts Receivable
      Accounts receivable, net, consisted of the following as of December 31:

	2005	2004

Amounts billed	$183,639	$155,015
Amounts to be invoiced	85,345	70,280
Recoverable costs and profits	7,673	8,850
Other	7,716	5,311
Allowance for doubtful accounts	(6,593)	(5,581)

	$277,780	$233,875

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

3.	Property, Equipment and Purchased Software
      Property, equipment and purchased software, net, consisted of the following as of December 31:

	2005	2004

Owned assets:
Land and buildings	$125,187	$87,245
Computer equipment	73,952	61,775
Furniture and equipment	54,109	46,498
Leasehold improvements	16,590	29,983
Automobiles	128	170

	269,966	225,671
Less accumulated depreciation and amortization	(115,174)	(100,331)

	154,792	125,340

Assets under capital lease:
Computer equipment and furniture	225	117
Less accumulated depreciation and amortization	(122)	(79)

	103	38

Purchased software	64,481	52,002
Less accumulated amortization	(39,340)	(32,955)

	25,141	19,047

Total property, equipment and purchased software, net	$180,036	$144,425

      Depreciation and amortization expense for property, equipment and purchased software was $40,948, $38,029, and $28,702 for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in depreciation and amortization expense for 2004 as compared to 2003 resulted primarily from our acquisition of Perot Systems TSI B.V. on December 19, 2003. During 2004, we recorded additional depreciation expense of $5,634 related to TSI’s property, equipment, and purchased software assets. In addition, we adopted FIN 46 on December 31, 2003, pursuant to which we consolidated the variable interest entity from which we were leasing the use of land and office buildings in Plano, Texas. During 2004, we recorded approximately $3,160 of additional depreciation expense associated with these assets. In connection with the purchase of the land and office buildings in Plano, Texas, in March 2005, $13,862 of leasehold improvements included in the December 31, 2004, balance were reclassified as building improvements.

4.	Acquisitions
Technical Management, Inc.
      On August 12, 2005, we acquired all of the outstanding shares of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG), a leading provider of policy administration and business process services to the life insurance and annuity industry. As a result of the acquisition, we expanded our business process services offerings to include life insurance administration. The initial purchase price for TAG was $60,067 (net of $5,513 of cash acquired), $3,000 of which is being held in an escrow account for up to approximately eighteen months, and may include additional payments totaling up to $18,000 in cash or stock during the next two fiscal years. The possible future payments are contingent upon TAG achieving certain financial targets over the same period, and at our discretion, up to 15% of these payments

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
may be settled in our Class A Common Stock. The results of operations of TAG and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The allocation of TAG purchase consideration to the assets and liabilities acquired, including goodwill, has not been completed due to the pending completion of the tangible assets appraisal and a contractual purchase price adjustment. As of December 31, 2005, the estimated excess purchase price over net assets acquired of $48,789 was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment, and is not deductible for tax purposes. The appraisal of tangible assets and the purchase price adjustment are expected to be completed in 2006, and any additional future payments will be recorded as additional goodwill in the Industry Solutions segment.
      The following table summarizes the adjusted fair values of the TAG assets acquired and liabilities assumed at the date of acquisition.

As of
August 12, 2005

Current assets	$10,837
Property, equipment and purchased software, net	9,512
Goodwill	48,789
Identifiable intangible assets	12,820
Other non-current assets	5,898

87,856
Current liabilities	(7,214)
Other non-current liabilities	(15,062)

Total consideration paid as of December 31, 2005	$65,580

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and included an estimate for amortization expense for identifiable intangible assets that were acquired.

	2005	2004

	(Unaudited)
Revenue	$2,030,850	$1,817,610
Income before taxes	175,287	134,158
Net income	108,492	93,719
Basic earnings per common share	0.92	0.81
Diluted earnings per common share	0.89	0.78
      The pro forma results for the year ended December 31, 2005, include a predominantly non-cash charge of $7,051 (approximately $4,372, net of the applicable income tax benefit) resulting primarily from modifications of certain share-based payments made by TAG to former holders of options to buy shares of its common stock prior to the acquisition in 2005. In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2005 or 2004, nor are they indicative of future operations of the combined companies under our ownership and management.
PrSM Corporation
      In July 2005, we acquired all of the outstanding shares of PrSM Corporation for $7,466 in cash (net of $42 of cash acquired). PrSM is a safety, environmental and engineering services company that provides

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
services to various government agencies, including the U.S. Department of Energy, the U.S. Department of Defense and NASA. The allocation of the PrSM purchase consideration to the assets and liabilities acquired resulted in goodwill of $6,382, which was assigned to the Government Services segment and is not deductible for tax purposes. This business is not considered to be material to our consolidated results of operations, financial position and cash flows.
Perot Systems TSI B.V.
      In 1996, we entered into a joint venture with HCL Technologies whereby we each owned 50% of HCL Perot Systems B.V. (HPS), an information technology services company based in India. On December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V., which now operates as our Applications Solutions line of business. This transaction was accounted for as a step acquisition under the purchase method of accounting. TSI specializes in business transformation and application outsourcing and currently serves customers in Australia, Germany, India, Japan, Malaysia, Singapore, Switzerland, the United Kingdom, and the United States. As a result of the acquisition, we expanded the geographical areas in which we provide services and broadened our customer base in our application development service offering.
      Because of the late December 2003 closing of this acquisition, the post-acquisition results of operations of TSI were not material to our consolidated results of operations for 2003. Therefore, to simplify the process of consolidating TSI, we continued to account for TSI’s results of operations using the equity method of accounting through December 31, 2003. The balance of our investment in TSI immediately prior to their consolidation was $29,495. We consolidated the assets and liabilities of TSI as of December 31, 2003. Accordingly, the TSI assets acquired and liabilities assumed are included in our consolidated balance sheets at December 31, 2003. TSI provided us subcontractor services totaling $31,262 for the year ended December 31, 2003.
      The consideration paid in 2003 for the equity interests in TSI held by HCL Technologies and certain minority interest holders was $98,834 in cash (including acquisition costs and net of $12,667 of cash acquired). During 2004, we granted stock options to purchase approximately 500 shares of our common stock at exercise prices below fair value in exchange for the outstanding stock options of TSI. As a result, we recorded $4,863 as additional paid-in capital relating to the fair value of the stock options granted, $2,942 as additional goodwill, and $1,921 as deferred compensation, which is not additional purchase price consideration. In addition, during 2004 we repurchased the remaining outstanding shares of TSI held by minority interests for $2,900 in cash, recorded additional goodwill of $2,572, settled the minority interest liability of $328, and recorded $237 in other adjustments to total consideration that increased goodwill.
      During 2004, we also completed the appraisals of the acquired tangible and intangible assets, which resulted in an increase to the value allocated to land of $3,984, the recording of acquired intangibles of $7,650, other reductions to net assets acquired of $224, and a net reduction to goodwill of $11,410. During 2005, we revised our pre-acquisition income tax liabilities, which resulted in a $1,021 decrease to goodwill. The excess purchase price over net assets acquired of $65,679 was recorded as goodwill on the consolidated balance sheets, was assigned to the Applications Solutions segment, and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of 2003 (unaudited):

Revenue	$1,539,970
Income before taxes	90,497
Net income (loss)	(129)
Basic earnings (loss) per common share	—
Diluted earnings (loss) per common share	—
      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2003, nor are they indicative of future operations of the combined companies under our ownership and management.
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
      The initial purchase price for Soza was $73,765 in cash (net of $2,897 in cash acquired). The purchase agreement contains provisions that include additional payments of up to $32,000, which are dependent on Soza achieving certain annual financial targets in 2003 and 2004. At our discretion, up to 70% of this additional consideration could have been settled in our Class A Common Stock. During 2004, we determined that Soza met the financial target for 2003, and we paid $14,898 of additional consideration, consisting of $6,318 in cash and $8,580 in the form of 641 shares of our Class A Common stock. In addition, during 2004 we increased the values of certain tax assets that we had purchased in the Soza acquisition by $3,636, which reduced the amount of purchase price allocated to goodwill by the same amount. During 2005, we determined that Soza met the financial target for 2004, and we paid $17,000 of additional consideration in cash.
      The results of operations of Soza and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. We completed the final allocation of the excess of the purchase price over the net assets acquired during 2005, which resulted in an excess purchase price over net assets acquired of $82,377 that was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment and is predominantly not deductible for tax purposes. There are no additional contingent payments related to this acquisition, and the $5,000 that was previously held in escrow was released to the previous shareholders during 2005.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The following table summarizes the adjusted fair values of the Soza assets acquired and liabilities assumed at the date of acquisition.

As of
February 20, 2003

Current assets	$31,960
Property, equipment and purchased software, net	1,833
Goodwill	82,377
Identifiable intangible assets	12,200
Other non-current assets	6,696

135,066
Current liabilities	(21,424)
Other non-current liabilities	(5,081)

Total consideration paid as of December 31, 2005	$108,561

      The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of 2003 (unaudited):

Revenue	$1,482,857
Income before taxes	83,119
Net income	3,035
Basic earnings per common share	0.03
Diluted earnings per common share	0.03
      In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2003, nor are they indicative of future operations of the combined companies under our ownership and management.

ADI Technology Corporation
      On July 1, 2002, we acquired all of the outstanding shares of ADI Technology Corporation, a professional services company that provides technical, information, and management disciplines to the Department of Defense and other governmental agencies. As a result of the acquisition, we expanded into a Government Services reporting segment.
      The initial purchase price for ADI was $37,720 in cash (net of $45 in cash acquired). The purchase agreement contains provisions that include additional payments of up to $15,000, which are dependent on ADI achieving certain annual financial targets in 2002 through 2004. At our discretion, up to 60% of this additional consideration could have been settled in our Class A Common Stock. During 2003, we determined that ADI met the financial target for 2002, and we paid $907 of additional cash consideration, which was net of a contractual purchase price adjustment of $2,093. During 2004, we determined that ADI met the financial target for 2003, and we paid $5,001 of additional consideration, consisting of $2,676 in cash and $2,325 in the form of 175 shares of our Class A Common Stock. During 2005, we determined that ADI met the financial target for 2004, and we paid $6,700 of additional consideration in cash. In addition, during 2005 we paid $178 in cash for other purchase price adjustments.
      The results of operations of ADI and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. We have completed the final allocation of the excess of the purchase price over the net assets acquired during 2005, which resulted

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
in an excess purchase price over net assets acquired of $38,793 that was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment, and is predominantly not deductible for tax purposes. There are no additional contingent payments related to this acquisition.
      The following table summarizes the adjusted fair values of the ADI assets acquired and liabilities assumed at the date of acquisition.

As of
July 1, 2002

Current assets	$17,549
Property, equipment and purchased software, net	2,478
Goodwill	38,793
Identifiable intangible assets	2,393

61,213
Current liabilities	(10,390)
Other non-current liabilities	(272)

Total consideration paid as of December 31, 2005	$50,551

Advanced Receivables Strategy, Inc.
      During 2001, we acquired substantially all of the assets of Advanced Receivables Strategy, Inc., a corporation that provides on-site accelerated revenue recovery, consulting and outsourcing services to the healthcare industry. As a result of the acquisition, we expanded our business process capabilities available to our customers. The initial purchase price for ARS was $52,225 in cash (net of $250 in cash acquired). The purchase agreement contains provisions that include additional payments of up to $50,000, which are dependent on ARS achieving certain financial targets. ARS met the financial target for 2001, and we paid additional consideration of $20,756 in 2002, consisting of $10,000 in cash and $10,756 in 549 shares of our Class A Common Stock. ARS also met the financial target for 2002, and we paid additional consideration of $10,000 in cash in 2003. The additional payments were recorded as additional goodwill in the Industry Solutions segment. ARS did not achieve their financial targets for 2003 and 2004, and therefore no additional consideration will be paid.

Other acquisitions
      Additionally, during the years ended December 31, 2005, 2004, and 2003, we paid additional consideration for other acquired businesses that met financial targets and purchased other businesses that individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

5.	Goodwill
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by reporting segment are as follows:

	Industry	Government	Applications
	Solutions	Services	Solutions	Total

Balance as of January 1, 2004	$194,188	$81,029	$72,359	$347,576
Additional goodwill for ADI acquisition	—	5,001	—	5,001
Additional goodwill for Soza acquisition	—	11,262	—	11,262
Net reduction to goodwill for TSI acquisition	—	—	(5,659)	(5,659)
Other	853	—	—	853

Balance as of December 31, 2004	195,041	97,292	66,700	359,033
Additional goodwill for ADI acquisition	—	6,878	—	6,878
Additional goodwill for Soza acquisition	—	17,000	—	17,000
Goodwill resulting from PrSM acquisition	—	6,382	—	6,382
Goodwill resulting from TAG acquisition	48,789	—	—	48,789
Other	6,378	—	(1,021)	5,357

Balance as of December 31, 2005	$250,208	$127,552	$65,679	$443,439

6.	Deferred Contract Costs, Net, and Other Non-Current Assets

Deferred contract costs
      Included in deferred contract costs, net, is $49,891 and $29,291 as of December 31, 2005 and 2004, respectively, relating to costs deferred on a contract that includes both construction services and non-construction services. The construction services relate to a software development and implementation project. In accordance with SOP 97-2, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. The amount of revenue that has been deferred on the software development and implementation project as of December 31, 2005 and 2004, is $18,924 and $14,963, respectively, and is included in non-current deferred revenue on the consolidated balance sheets. We expect the total cost of the software development and implementation project will exceed its relative fair value. Actual costs in excess of the relative fair value of the software development and implementation project will be expensed as incurred, which we expect will begin in the first quarter of 2006.
      As discussed in Note 14, “Commitments and Contingencies,” in the fourth quarter of 2005, we incurred a $10,316 loss on a contract, which included a $2,814 loss related to the impairment of certain deferred contract costs.
      The remaining balances of deferred contract costs, net, at December 31, 2005 and 2004, relate primarily to deferred contract setup costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract setup costs was $4,929, $2,462, and $847 for the years ended December 31, 2005, 2004, and 2003, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
Other non-current assets
      Other non-current assets consist of the following as of December 31:

	2005	2004

Non-current prepaid assets	$10,812	$19,277
Sales incentives, net	14,567	18,010
Identifiable intangible assets, net	23,287	15,800
Non-current deferred tax asset, net	—	11,002
Other non-current assets	9,814	17,024

	$58,480	$81,113

Sales incentives
      In certain arrangements we may pay consideration to the customer at the beginning of a contract as a sales incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract. Amortization expense for sales incentives was $2,975, $2,719, and $2,137 for the years ended December 31, 2005, 2004, and 2003, respectively.

Identifiable intangible assets
      Identifiable intangible assets are recorded in other non-current assets in the consolidated balance sheets and are composed of:

	As of December 31, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Value	Amortization	Value	Value	Amortization	Value

Service mark	$6,417	$(4,377)	$2,040	$5,761	$(3,588)	$2,173
Customer based assets	33,749	(15,219)	18,530	22,599	(11,120)	11,479
Other intangible assets	6,823	(4,106)	2,717	4,855	(2,707)	2,148

Total	$46,989	$(23,702)	$23,287	$33,215	$(17,415)	$15,800

      Total amortization expense for identifiable intangible assets was $6,287, $10,010, and $3,892 for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization expense is estimated at $7,213, $6,089, $4,669, $2,922 and $1,785 for the years ended December 31, 2006 through 2010, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 15 years. The weighted average useful life is approximately five years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

7.	Accrued and Other Current Liabilities
      Accrued and other current liabilities consist of the following as of December 31:

	2005	2004

Operating expenses	$54,114	$71,570
Accrued subcontractor costs	20,211	16,512
Taxes other than income	4,050	5,361
Other	3,437	4,878

	$81,812	$98,321

      Accrued operating expenses includes liabilities recorded for both corporate and contract-related needs, including accruals for employee benefit plan costs and other general expenditures.

8.	Debt
Current portion of long-term debt
      In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we began consolidating this entity beginning on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75,498 as long-term debt at December 31, 2003, on our consolidated balance sheets. The debt bore interest at LIBOR plus 100 basis points for 97% of the outstanding balance while the remaining 3% was charged interest at LIBOR plus 225 basis points. The agreement was to mature in June 2005 with one optional two-year extension; however, we did not extend the agreement. As a result, the amount outstanding of $75,498 was recorded as the current portion of long-term debt on our consolidated balance sheets as of December 31, 2004. In March 2005, we borrowed $76,505 under our credit facility to pay the exercise amount of $75,498 for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.
Credit facility
      In January 2004, we entered into a three-year credit facility with a syndicate of banks that allows us to borrow up to $100,000. In March 2005, we executed a restated and amended agreement that expanded the facility to $275,000 and extended the term to five years. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/ EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in March 2010 and requires certain financial covenants, including a debt/ EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, in March 2005 we borrowed $76,505 against the credit facility.

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
Employee stock purchase plan
      In July 1998, our Board of Directors adopted an employee stock purchase plan (the ESPP), which provides for the issuance of a maximum of 20,000 shares of Class A Common Stock. The ESPP became effective on February 2, 1999. During 2000, the ESPP was amended such that this plan was divided into separate U.S. and Non-U.S. plans in order to ensure that United States employees continue to receive tax benefits under Sections 421 and 423 of the United States Internal Revenue Code. Following this division of the ESPP into the two separate plans, an aggregate of 19,736 shares of Class A Common Stock were authorized for sale and issuance under the two plans. Eligible employees may have up to 10% of their earnings withheld to be used to purchase shares of our common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

10.	Stock Awards and Options
Active Plans

2001 Long-Term Incentive Plan
      In 2001, we adopted the 2001 Long-Term Incentive Plan under which employees, directors, or consultants may be granted stock options, stock appreciation rights, and restricted stock or may be issued cash awards, or a combination thereof. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options. The exercise price of any incentive stock option issued is the fair market value on the date of grant, and the term of which may be no longer than ten years from the date of grant. The exercise price of a nonstatutory stock option may be no less than 85% of the fair value on the date of grant, except under certain conditions specified in the 2001 Plan, and the term of a nonstatutory stock option may be no longer than eleven years from the date of grant. The vesting period for all options is determined upon grant date, and the options usually vest over a three- to ten-year period, and in some cases can be accelerated through attainment of performance criteria. The options are exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the employee’s termination date.
      In 2005, 2004 and 2003, we granted 404, 417, and 207 restricted stock units with weighted average grant date fair values per share of $13.66, $15.84, and $13.15, respectively, which vest and become exercisable upon the annual attainment of certain individual performance targets by the associates. As a result, we recorded $5,523, $6,608, and $2,722 of deferred compensation in 2005, 2004, and 2003, which will be amortized over the vesting period of the restricted stock unit.

1996 Non-Employee Director Stock Option/ Restricted Stock Plan
      In 1996, we adopted the 1996 Non-Employee Director Stock Option/ Restricted Stock Plan. This plan provides for the issuance of up to 800 Class A common shares or options to Board members who are not our

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
employees. Shares or options issued under the plan would be subject to one- to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions are established upon issuance. The options are exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the Board member’s termination date.

Class B Stock Options under the UBS Agreement
      Under the terms and conditions of the UBS agreement, which was renegotiated in 1997, we sold to UBS options to purchase 7,234 shares of our Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. These options are exercisable immediately and, for a period of five years after the date that such options become vested, at an exercise price of $3.65 per share. The 7,234 shares of Class B Common Stock subject to options vest at a rate of 63 shares per month for the first five years of the ten-year agreement and at a rate of 58 shares per month thereafter. In the event of termination of the UBS agreement, options to acquire unvested shares would be forfeited. Prior to 2005, UBS had exercised 6,476 Class B options in accordance with this plan, and an additional 700 Class B options were exercised during 2005. A total of 58 Class B options were outstanding at December 31, 2005. In 2005, no Class B shares held by UBS were converted to Class A shares, and the total Class A shares that have been converted by UBS since inception of the agreement is 5,059. During 2005, we purchased 1,458 Class B shares from UBS for $19,556, which are in treasury at December 31, 2005.
Terminated Plans

1991 Stock Option Plan
      In 1991, we adopted the 1991 Stock Option Plan, which was amended in 1993 and 1998. In 2001 this plan was terminated; however, provisions of this plan will remain in effect for all outstanding options that were granted under this plan. Pursuant to the 1991 Plan, options to purchase Class A common shares could be granted to eligible employees. Prior to the date of our initial public offering, such options were generally granted at a price not less than 100% of the fair value of our Class A common shares, as determined by the Board of Directors and based upon an independent third-party valuation. Subsequent to our initial public offering date, the exercise price for options issued is the fair market value of the shares on the date of grant. The stock options vest over a three- to ten-year period based on the provisions of each grant, and in some cases can be accelerated through the attainment of performance criteria. The options are usually exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the employee’s termination date.

Restricted Stock Plan
      In 1988, we adopted a Restricted Stock Plan, which was amended in 1993, to attract and retain key employees and to reward outstanding performance. No shares have been granted under this plan since 1999, and this plan was terminated in 2001. However, provisions of this plan will remain in effect for all outstanding stock granted under this plan. Employees selected by management could elect to become participants in the plan by entering into an agreement that provides for vesting of the Class A common shares over a five- to ten-year period. Each participant has voting, dividend and distribution rights with respect to all shares of both vested and unvested common stock. We may repurchase unvested shares and, under certain circumstances, vested shares of participants whose employment with us terminates. The repurchase price under these provisions is determined by the underlying agreement, generally the employees’ cost plus interest at 8%. Common stock issued under the Restricted Stock Plan has been purchased by the employees at varying prices,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
determined by the Board of Directors and estimated to be the fair value of the shares based upon an independent third-party valuation.

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

Stock options
      Activity in stock options for Class A Common Stock:

	Outstanding Stock Options

			Director &		Weighted
			Advisor		Average
	2001 Plan	1991 Plan	Plans	Total	Price

Outstanding at January 1, 2003	6,750	29,797	288	36,835	13.58
Granted	2,204	—	96	2,300	12.20
Exercised	(68)	(2,291)	—	(2,359)	4.27
Forfeited	(712)	(3,109)	(48)	(3,869)	15.01

Outstanding at December 31, 2003	8,174	24,397	336	32,907	13.99

Exercisable at December 31, 2003	1,281	10,117	140	11,538	13.13
Outstanding at January 1, 2004	8,174	24,397	336	32,907	13.99
Granted	2,635	—	16	2,651	13.34
Exercised	(217)	(2,654)	(40)	(2,911)	5.74
Forfeited	(1,044)	(1,631)	(68)	(2,743)	14.62

Outstanding at December 31, 2004	9,548	20,112	244	29,904	14.68

Exercisable at December 31, 2004	2,259	10,011	140	12,410	14.37
Outstanding at January 1, 2005	9,548	20,112	244	29,904	14.68
Granted	3,723	—	32	3,755	19.26
Exercised	(431)	(1,875)	—	(2,306)	6.08
Forfeited	(1,068)	(4,943)	—	(6,011)	20.27

Outstanding at December 31, 2005	11,772	13,294	276	25,342	14.81

Exercisable at December 31, 2005	5,323	10,191	188	15,702	16.14

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Number	Price	Life	Number	Price

$0.25 - $5.00	1,939	$2.15	1.87	1,230	$2.00
$5.01 - $10.00	3,451	9.70	5.39	2,742	9.72
$10.01 - $15.00	9,592	12.30	4.94	3,287	11.49
$15.01 - $20.00	4,309	17.27	3.53	2,778	17.93
$20.01 - $25.00	6,051	24.01	3.70	5,665	24.15

Total	25,342	14.81	4.20	15,702	16.14

      We have 44,951 shares reserved for issuance under our equity compensation plans.

11.	Termination of a Business Relationship
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      We completed the services necessary to transition certain functions back to the customer during the fourth quarter of 2003. In 2004, we filed a claim in arbitration to recover amounts we believed were due under this contract, and the other party filed counterclaims. In the second quarter of 2005, we settled this dispute, which resulted in a payment to us of $7,631 and a reduction of liabilities of $2,665, both of which were recorded as a reduction to direct cost of services in 2005.

12.	Income Taxes
      Income before taxes for the years ended December 31 was as follows:

	2005	2004	2003

Domestic	$137,358	$111,282	$76,947
Foreign	42,848	23,962	5,409

	$180,206	$135,244	$82,356

      The provision for income taxes charged to operations was as follows:

	2005	2004	2003

Current:
U.S. federal	$42,074	$21,779	$16,093
State and local	5,269	2,598	2,047
Foreign	10,362	6,544	1,296

Total current	57,705	30,921	19,436

Deferred:
U.S. federal	9,917	15,769	9,535
State and local	1,046	1,758	1,575
Foreign	418	(7,551)	(60)

Total deferred	11,381	9,976	11,050

Total provision for income taxes	$69,086	$40,897	$30,486

      The tax benefit of stock options exercised of $2,564, $9,255, and $6,789 in 2005, 2004, and 2003, respectively, is recorded as an increase to additional paid-in-capital on the consolidated balance sheets.
      We have foreign net operating loss carryforwards of $36,213 to offset future foreign taxable income that do not expire, except for $44 that expires in 2010, $33 that expires in 2011, and $17 that expires in 2012. We have U.S. federal net operating loss carryforwards of $9,773 that may be used to offset future taxable income and will begin to expire in 2018. We have state net operating losses that expire over the next twenty years. We also have state income tax credits of $3,780 that may be used to offset future Nebraska income tax liability and will begin to expire in 2016.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      Deferred tax assets (liabilities) consist of the following at December 31:

	2005	2004

Property and equipment	$6,417	$4,333
Accrued liabilities	40,566	28,367
Intangible assets	2,266	4,544
Bad debt reserve	2,740	2,845
Loss carryforwards	17,282	20,279
Accrued revenue	21,169	24,648
Tax credits	3,780	—
Other	4,849	3,195

Gross deferred tax assets	99,069	88,211

Investments in subsidiaries	(10,566)	(10,566)
Intangible assets	(22,836)	(15,371)
Deferred costs	(33,433)	(16,131)
Accrued liabilities	(1,834)	(2,479)
Other	—	(19)

Gross deferred tax liabilities	(68,669)	(44,566)

Valuation allowance	(15,982)	(12,019)

Net deferred tax assets	$14,418	$31,626

      At December 31, 2005, we had deferred tax assets in excess of deferred tax liabilities of $30,400. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe it is more likely than not only $14,418 of such assets will be realized, resulting in a valuation allowance at December 31, 2005, of $15,982 relating primarily to certain foreign jurisdictions. The valuation allowance increased by $3,963 during 2005 as we adjusted the valuation allowance to reflect deferred tax assets at the amounts expected to be realized. This increase includes $2,176 recorded as a component of income tax expense and $3,358 due to the acquisition of TAG, which will reduce goodwill if utilized in the future, offset by decreases of $36 recorded as an adjustment to the fair value of the TSI assets acquired and liabilities assumed and $1,535 due to foreign currency translation adjustments on our foreign valuation allowances.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

	2005	2004	2003

Statutory U.S. tax rate	$63,072	$47,335	$28,825
State and local taxes, net of federal benefit	4,121	3,339	2,308
Nondeductible items	865	1,002	380
U.S. rates in excess of foreign rates and other	(3,910)	(4,395)	(1,213)

	64,148	47,281	30,300
Resolution of prior year income tax issues	—	(3,167)	—
Valuation allowance	2,176	(3,217)	186
Tax on repatriation of foreign earnings pursuant to the Act	2,762	—	—

Total provision for income taxes	$69,086	$40,897	$30,486

      Income tax expense for 2005 included $2,762 of income tax expense on $42,156 of foreign earnings repatriated pursuant to the Act. We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for the aforementioned amounts repatriated pursuant to the Act, we intend to either permanently invest our non-U.S. earnings or remit such earnings in a tax-free manner. The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $150,316 at December 31, 2005, and $186,380 at December 31, 2004. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.
      Our tax filings are subject to audit by the tax authorities in the jurisdictions where we conduct business. The Internal Revenue Service (IRS) as well as the UK and Indian tax authorities are currently auditing our income tax returns. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Resolution of these matters involves some degree of uncertainty; accordingly, we provide income taxes only for the liabilities we believe will ultimately result from the proceedings.
      The IRS has completed its examination of our federal income tax returns for the tax year ended December 31, 2002, and has issued a Revenue Agent’s Report proposing certain adjustments, some of which will be appealed. Although the final resolution of the proposed adjustments is uncertain, based on currently available information, we have provided for our best estimate of the probable tax liability for these matters. While the resolution of any issue under audit may result in income tax liabilities that are significantly different from the recorded liabilities, management believes the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.
      Certain of our subsidiaries in India, Singapore, and Malaysia have qualified for tax holidays and incentives. The 2005 tax benefit relating to these tax holidays and incentives was approximately $3,565 (approximately $0.03 per diluted share). Our Indian tax holidays were granted to Software Technology Parks and are scheduled to expire beginning March 2006 through March 2009. Our Singapore tax incentives were granted to encourage business development and expansion over a five-year period, which expires in September 2008. Our Malaysian subsidiary has been granted Pioneer status, which qualifies the company for a five-year tax holiday expiring in July 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

13.	Segment and Certain Geographic Data
      We offer our services under three primary lines of business: Industry Solutions, Government Services, and Applications Solutions. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. Operating segments that have similar economic and other characteristics have been aggregated to form our reportable segments. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, vertical industry groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past several years, we have used acquisitions to strengthen our service offerings for applications development and maintenance and business process services.
      Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. The Applications Solutions segment provides application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $43,898 and $29,314 for the years ended December 31, 2005 and 2004, respectively, related to the provision of services by the Applications Solutions segment to the Industry Solutions segment.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2005, 2004, and 2003.

	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total

2005:
Revenue	$1,593,272	$272,327	$176,585	$(43,898)	$1,998,286
Depreciation and amortization	41,460	4,546	5,835	10,471	62,312
Income before taxes	127,451	16,309	36,063	383	180,206
Total assets	658,028	214,870	194,765	302,957	1,370,620
2004:
Revenue	$1,395,892	$263,242	$143,632	$(29,314)	$1,773,452
Depreciation and amortization	29,541	4,567	11,264	10,384	55,756
Income before taxes	99,593	14,223	18,817	2,611	135,244
Total assets	497,151	163,354	214,572	350,915	1,225,992
2003:
Revenue	$1,255,476	$205,136	$—	$139	$1,460,751
Depreciation and amortization	26,403	3,130	—	6,216	35,749
Income before taxes	62,141	16,010	—	4,205	82,356
Total assets	444,729	149,169	180,188	236,511	1,010,597
      As discussed in Note 11, “Termination of a Business Relationship,” during 2003 we recorded $17,676 of expense in direct costs of services associated with exiting an under-performing contract, which is included in Industry Solutions. In addition, as discussed below in Note 19, “Realigned Operating Structure,” we revised our estimates in 2003 to complete our previous years’ streamlining efforts, which reduced SG&A by $7,296, and was included in the “Other” category.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      Summarized below is the financial information for each geographic area. “All Other” includes financial information from other foreign countries in which we provide services, including the following countries: Australia, Canada, France, Germany, Ireland, Italy, Japan, Malaysia, the Netherlands, Singapore, and Switzerland. Revenue for each country is based primarily on where the services are performed.

	2005	2004	2003

United States:
Total revenue	$1,641,479	$1,456,352	$1,263,502
Long-lived assets at December 31	145,056	109,661	118,087
United Kingdom:
Total revenue	167,644	145,499	107,421
Long-lived assets at December 31	776	1,224	1,177
India:
Total revenue	62,072	47,708	—
Long-lived assets at December 31	34,085	33,294	23,384
All Other:
Total revenue	127,091	123,893	89,828
Long-lived assets at December 31	119	246	188
Consolidated:
Total revenue	1,998,286	1,773,452	1,460,751
Long-lived assets at December 31	180,036	144,425	142,836
      For the years ended December 31, 2005, 2004, and 2003, revenue from one customer, UBS, comprised approximately 15%, 16%, and 17% of total revenue, respectively. Our outsourcing agreement with UBS, which represented approximately 13% of our consolidated revenue for the year ended December 31, 2005, will end on January 1, 2007.

14.	Commitments and Contingencies
Operating leases and maintenance agreements
      We have commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to eleven years. Future minimum commitments under these agreements as of December 31, 2005, are as follows:

Lease and Maintenance
Year ending December 31:	Commitments

2006	$37,304
2007	26,093
2008	17,415
2009	13,946
2010	12,246
Thereafter	19,547

Total	$126,551

      Minimum payments have not been reduced by minimum sublease rental income of $4,530 due in the future under non-cancelable subleases. We are obligated under certain operating leases for our pro rata share

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
of the lessors’ operating expenses. Rent expense was $44,392, $31,380, and $29,381 for 2005, 2004, and 2003, respectively. Additionally, as of December 31, 2005 and 2004, respectively, we maintained a provision balance of $3,549 and $6,661 relating to unused lease space, of which $1,895 and $3,618 relates to those leased properties affected by our streamlining efforts discussed in Note 19, “Realigned Operating Structure.”
Purchase commitments
      We have agreements with two telecommunication service providers to purchase services from these providers at varying annual levels. We are currently satisfying the minimum purchase requirements for each of the vendors, both of which expire in 2006 and total approximately $6,250 for 2006.
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
      Our federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (DCAA) and other federal agencies. These audits may result in adjustments to contract costs and fees reimbursed by our federal customers. The DCAA has completed audits of our contracts through fiscal year 2002, and certain of our contracts have been audited through 2003.
Contract-related contingencies
      We have certain contingent liabilities that arise in the ordinary course of providing services to our customers. These contingencies are generally the result of contracts that require us to comply with certain level of effort or performance measurements, certain cost-savings guarantees, or the delivery of certain services by a specified deadline.
      As discussed in Note 11, “Termination of a Business Relationship,” during 2003 we exited an under-performing contract. As a result of the exiting of this contract, we determined that certain contract-related assets were impaired and additional expenses would be incurred related to the exiting of this contract, resulting in a loss of $17,676 recorded in direct cost of services. This estimated loss represented our best estimate at that time of the loss related to exiting this contract and is in addition to the loss of approximately $19,500 that we recorded in the first quarter of 2003 in our cumulative effect of a change in accounting principle upon adoption of EITF 00-21. In 2004, we filed a claim in arbitration to recover amounts we believed were due under this contract, and the other party filed counterclaims. In the second quarter of 2005, we settled this dispute, which resulted in a payment to us of $7,631 and a reduction of liabilities of $2,665, both of which were recorded as a reduction to direct cost of services in 2005.
      As discussed in Note 6, “Deferred Contract Costs, Net, and Other Non-Current Assets,” we have a contract that includes both non-construction services and construction services. We expect the total cost of the non-construction services, which is the software development and implementation project, to exceed its relative fair value. Actual costs in excess of the relative fair value of the software development and implementation project will be expensed as incurred to direct cost of services. The amount of excess costs in all future periods will depend on various factors, including our success in implementing the software system and our ability to negotiate additional billings for a portion of these excess costs. We also currently expect the future services under the contract, which includes both the construction and the non-construction services, will be profitable and generate positive net cash flows in the aggregate over the remaining contract term. However,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
the scope of future services that we provide and the amount of future profits and cash flows from the contract may differ from our current estimates, which could result in an impairment of a portion of the deferred contract costs, and may materially and adversely affect our results of operations.
      We also have a contract that was signed in 2004 that we began transitioning services in 2005. After signing the contract, we discovered that the size and complexity of the infrastructure of this customer were significantly greater than was originally disclosed to us. As a result, we have significantly exceeded our cost expectations on this contract. In addition, our service levels have also not met expectations, which was partially caused by the unanticipated complexity. The contract provides for additional resource charges, but the customer is disputing substantially all of these additional charges, and therefore we are not recognizing the revenue related to these additional charges. As a result, we incurred a $10,316 loss on this contract in the fourth quarter of 2005, which included a $2,814 loss related to the impairment of certain deferred contract costs. The amount of actual future quarterly losses on this contract may materially and adversely affect our results of operations.

Foreign exchange forward contracts
      At December 31, 2005, we had 20 forward contracts to purchase and sell various currencies in the amount of $84,714. These contracts expire at various times before the end of 2006. The estimated fair value of our forward contracts using bank rates and market quotes was a net asset of $311 as of December 31, 2005. Our remaining risk associated with these transactions is the risk of default by the bank, which we believe to be remote.

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
      We recently accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts that the plaintiffs recover from the underwriter defendants by way of settlement or judgment. The court has granted a preliminary approval of the proposed settlement, which will be subject to approval by the members of the class.

Securities litigation relating to the California energy market
      In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases have been consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. In February 2005, we filed a motion to dismiss the Second Amended Consolidated Complaint. The plaintiffs are seeking unspecified monetary damages, interest, attorneys’ fees and costs.

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
      We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to offset a portion of our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.
      We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of December 31, 2005, we have no significant liability recorded for warranty claims.

15.	Retirement Plan and Other Employee Trusts
      During 1989, we established the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. In 2005, the plan allowed eligible employees to contribute between 1% and the IRS limit of their annual compensation, including overtime pay, bonuses and commissions. The plan was amended effective January 1, 2000, to change our contribution to a formula matching 100% of employees’ contributions, up to a maximum of 4% of the employee’s compensation. The plan was also amended to provide 100% vesting of all existing company matching contributions for active employees and immediate vesting of any future company matching contributions. Employees are not allowed to invest funds in our Class A Common Stock. The plan allows for our matching contribution to be paid in the

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
form of Class A Common Stock, and employees are not restricted in selling any such stock. Our contributions, which were all made in cash, were $23,101, $19,438, and $15,514 for the years ended December 31, 2005, 2004, and 2003, respectively.

16.	Supplemental Cash Flow Information

	2005	2004	2003

Cash paid for interest	$3,499	$1,846	$182

Cash paid for income taxes, net	$30,949	$16,625	$10,251

Non-cash investing and financing activities:
Long-term debt assumed in acquisition of a business	$3,104	$—	$—

Issuance of common stock and options to purchase shares of common stock for acquisitions of businesses	$—	$15,768	$—

Net assets obtained through consolidation of variable interest entity	$—	$—	$65,168

Long-term debt obtained through consolidation of variable interest entity	$—	$—	$75,498

Tax benefit of employee options exercised	$2,564	$9,255	$6,789

17.	Related Party Transactions
      We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract was originally scheduled to expire on April 1, 2006. However, an extension signed in October 2005 will keep this contract in effect until January 31, 2007. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2005, 2004, and 2003, we recorded revenue of $1,624, $1,640, and $1,369 and direct cost of services of $1,229, $1,192, and $1,021, respectively. As of December 31, 2005 and 2004, accounts receivables of Perot Systems with Hillwood Enterprise, L.P. were $545 and $153, respectively. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.
      During 2002, we subleased to Perot Services Company, LLC, which is controlled and owned by Ross Perot, approximately 23,000 square feet of office space at our Plano, Texas, facility. Rent over the term of the lease is approximately $353 per year. The initial lease term is 2 1/2 years with one optional 2-year renewal period, and the renewal period was exercised in accordance with the terms of the sublease. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

18.	Earnings Per Common Share
      The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	2005	2004	2003

Basic Earnings per Common Share
Income before cumulative effect of changes in accounting principles	$111,120	$94,347	$51,870

Weighted average common shares outstanding	117,880	115,203	110,573

Basic earnings per common share before cumulative effect of changes in accounting principles	$0.94	$0.82	$0.47

Diluted Earnings per Common Share
Income before cumulative effect of changes in accounting principles	$111,120	$94,347	$51,870

Weighted average common shares outstanding	117,880	115,203	110,573
Incremental shares assuming dilution	3,987	5,329	4,761

Weighted average diluted common shares outstanding	121,867	120,532	115,334

Diluted earnings per common share before cumulative effect of changes in accounting principles	$0.91	$0.78	$0.45

      At December 31, 2005, 2004, and 2003, outstanding options to purchase 11,903, 14,498, and 20,333 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because the exercise prices for these options were greater than the average market price of our common shares for the years then ended and, therefore, their inclusion would have been antidilutive.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

19.	Realigned Operating Structure
      In the first quarter of 2001, we implemented a new operating structure in order to strengthen our market position and reduce our costs. In connection with this realigned structure, we consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments, resulting in a charge to selling, general, and administrative expenses totaling $33,713. The payments and adjustments that have been made in connection with this charge for the years ended December 31, 2003, 2004, and 2005 are as follows:

	Employee	Facility
	Related	Related
	Costs	Costs	Total

Provision balance at January 1, 2003	$1,440	$5,949	$7,389
Less: cash payments	(214)	(967)	(1,181)
Change in estimate	(1,224)	190	(1,034)

Provision balance at December 31, 2003	2	5,172	5,174
Less: cash payments	—	(1,067)	(1,067)
Change in estimate	(2)	(487)	(489)

Provision balance at December 31, 2004	—	3,618	3,618
Less: cash payments	—	(1,723)	(1,723)

Provision balance at December 31, 2005	$—	$1,895	$1,895

      We decreased our estimates of the remaining provision needed for employee-related and facility-related costs during 2003 and 2004 primarily due to lower than expected outplacement and other severance-related costs. A large portion of this reduction resulted from a favorable resolution of an employment dispute. The remaining balance at December 31, 2005, of $1,895 is recorded in accrued liabilities on the consolidated balance sheets and is expected to be substantially settled by December 31, 2006.
      During the third quarter of 2001, we continued to refine our operations and recorded additional expense of $37,153, which was recorded as $4,952 in direct cost of services and $32,201 in SG&A. The payments and adjustments that have been made in connection with this charge for the years ended December 31, 2003 and 2004 are as follows:

	Employee	Facility
	Related	Related
	Costs	Costs	Total

Provision balance at January 1, 2003	$1,413	$8,142	$9,555
Less: cash payments	(18)	(6,537)	(6,555)
Change in estimate	(1,395)	(1,483)	(2,878)

Provision balance at December 31, 2003	—	122	122
Less: cash payments	—	(72)	(72)
Change in estimate	—	(50)	(50)

Provision balance at December 31, 2004	$—	$—	$—

      In 2003, we decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs, and we decreased our estimates for facility-related costs due to the favorable termination of certain facilities for less than was previously expected.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)
      In the second and third quarters of 2002, we continued our streamlining efforts and recorded charges in SG&A of $8,151 and $2,936, respectively, related to severance and other costs to exit certain activities. The payments and adjustments that have been made in connection with this charge for the years ended December 31, 2003, 2004, and 2005 are as follows:

	Employee	Facility
	Related	Related
	Costs	Costs	Total

Provision balance at January 1, 2003	$4,776	$291	$5,067
Less: cash payments	(1,121)	(269)	(1,390)
Change in estimate	(3,362)	(22)	(3,384)

Provision balance at December 31, 2003	293	—	293
Less: cash payments	(169)	—	(169)
Change in estimate	66	—	66

Provision balance at December 31, 2004	190	—	190
Less: cash payments	(190)	—	(190)

Provision balance at December 31, 2005	$—	$—	$—

      In 2003, we decreased our estimates for employee-related costs primarily due to lower than expected outplacement and other severance related costs and higher than expected job redeployment of associates.

20.	Supplemental Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2005:
Revenue	$473,271	$488,232	$510,078	$526,705
Direct cost of services(1)(2)	369,509	378,744	403,636	423,879

Gross profit	103,762	109,488	106,442	102,826
Net income	26,442	32,586	25,445	26,647
Basic earnings per common share(4)	$0.22	$0.28	$0.22	$0.23
Diluted earnings per common share(4)	$0.22	$0.27	$0.21	$0.22
Weighted average common shares outstanding	117,705	117,622	118,098	118,088
Weighted average diluted common shares outstanding	122,017	121,453	121,794	121,653

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(dollars and shares in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2004:
Revenue	$419,804	$433,794	$454,290	$465,564
Direct cost of services	335,376	345,153	356,256	368,368

Gross profit	84,428	88,641	98,034	97,196
Net income(3)	18,743	21,905	26,601	27,098
Basic earnings per common share(4)	$0.16	$0.19	$0.23	$0.23
Diluted earnings per common share(4)	$0.16	$0.18	$0.22	$0.22
Weighted average common shares outstanding	113,944	114,659	115,241	116,949
Weighted average diluted common shares outstanding	119,494	119,610	119,855	122,643

(1)	In the second quarter of 2005, we settled a dispute with a former customer. As a result we received a $7,631 payment and reduced our liabilities by $2,665, both of which were recorded as a reduction to direct costs of services. The dispute related to a contract we exited in 2003.

(2)	As discussed in Note 14, “Commitments and Contingencies,” under the heading “Contract-related contingencies,” in the fourth quarter of 2005, we incurred a $10,316 loss on an infrastructure services contract in our Industry Solutions segment, which included a $2,814 loss related to the impairment of certain deferred contract costs.

(3)	In the third quarter of 2004, we recorded a reduction in income tax expense of $3,167 relating to the resolution of various outstanding tax issues from prior years. In the fourth quarter of 2004, we recorded a net reduction to our income tax valuation allowances for our operations that benefited after-tax earnings by $4,464 resulting from the combined effects of signing longer-term business, reducing costs, and improving profitability for parts of our European operations.

(4)	Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures
      The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, such controls and procedures were effective. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

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
      All information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 10, 2006, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 11.	Executive Compensation
      All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 10, 2006, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 10, 2006, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 10, 2006, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 14.	Principal Accountant Fees and Services
      All information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 10, 2006, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (1) and (2) Financial Statements and Financial Statement Schedule
      The consolidated financial statements of Perot Systems Corporation and its subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.
      (3) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
3.2	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004.)
4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No 333-60755.)
4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.1	Restricted Stock Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10, dated April 30, 1997.)
10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)
10.3	1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)
10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)
10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/ Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)
10.6	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.7	Amended and Restated 1991 Stock Option Plan dated as of September 28, 2005 (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed October 4, 2005.)
10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.9	2001 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.47 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

Exhibit
Number	Description of Exhibit

10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.11 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.12	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option) (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.13	Form of Unit Certificate — Restricted Stock Unit Agreement (Deferral Option — Brian Maloney) (2001 Long Term Incentive Plan). (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.14	Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)
10.15	Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)
10.16	Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)
10.17	Employment Agreement dated March 11, 2002 between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.18	Nonstatutory Stock Option Agreement dated March 11, 2002 between the Company and Brian T. Maloney (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.)
10.19	Amended and Restated Master Operating Agreement dated January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10, dated April 30, 1997.)
10.20	Amendment No. 1 to Amended and Restated Master Operating Agreement dated September 15, 2000 between UBS AG and the Company (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.21	Amended and Restated PSC Stock Option and Purchase Agreement dated April 24, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.30 of the Company’s Form 10, dated April 30, 1997.)
10.22	Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.23	Amendment No. 1 to Second Amended and Restated Agreement for EPI Operational Management Services dated September 15, 2000 between UBS AG and the Company (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.24	Memorandum Agreement dated August 24, 2001 between UBS AG and Perot Systems Corporation (Incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.)
10.25	Asset Purchase Agreement dated as of June 8, 2001 by and among the Company, PSARS, LLC, Advanced Receivables Strategy, Inc. (“ARS”), Advanced Receivables Strategy — Government Accounts Division, Inc. (“GAD”), Meridian Healthcare Staffing, LLC (“Meridian”), Cash-Net, LLC (“Cash-Net”) and the owners of ARS, GAD, Meridian and Cash-Net (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 10, 2001.)
10.26	Stock Purchase Agreement dated as of February 4, 2003 by and among the Company, Perot Systems Government Services, Inc., Soza & Company, Ltd. and the stockholders of Soza (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 22, 2003.)

Exhibit
Number		Description of Exhibit

10.27		Master Lease Agreement and Mortgage and Deed of Trust dated as of June 22, 2000 between Perot Systems Business Trust No. 2000-1 and PSC Management Limited Partnership (Incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.)
10.28		Commercial Sublease dated September 18, 2002 by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)
10.29		Employment Agreement dated March 14, 2003 between the Company and Jeff Renzi (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)
10.30		Amended and Restated License Agreement dated as of August 1, 1992 between Perot Systems Family Corporation and H.R. Perot and the Company (Incorporated by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.31		Amendment to Amended and Restated License Agreement effective nunc pro tunc as of May 18, 1988 between Perot Systems Family Corporation and H.R. Perot and the Company (Incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.32		Amended and Restated Credit Agreement dated as of March 3, 2005 by and among the Company, JPMorgan Chase Bank, N.A., KeyBank National Association, SunTrust Bank, Wells Fargo Bank, N.A., Wachovia Bank, N.A., Comerica Bank, Southwest Bank of Texas, N.A., Bank of Texas, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Bank Hapoalim B.M., and Mizuho Corporate Bank, Ltd. (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed March 4, 2005.)
10.33		Stock Purchase Agreement dated as of December 12, 2003 by and among the Company, Perot Systems Investments B.V., HCL Technologies Limited, HCL Holdings GmbH, Austria, HCL Technologies (Bermuda) Limited, HCL Perot Systems B.V., HCL Perot Systems (Mauritius) Private Limited and HCL Perot Systems Limited (Incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Current Report on Form 8-K filed January 5, 2004.)
10.34		Amendment to Employment Agreement of Brian Maloney dated March 10, 2004 (Incorporated by reference to Exhibit 10.34 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.35		Master Agreement for Information Technology Services dated April 1, 2001 between Hillwood Enterprises, L.P. and the Company (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 27, 2004.)
10.36		Statement of Work #1 dated April 11, 2001 between Hillwood Enterprises, L.P. and the Company (Incorporated by reference to Exhibit 10.36 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 27, 2004.)
10.37		EPI Transition Agreement dated September 16, 2004 between UBS AG and the Company (Incorporated by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K filed September 20, 2004.)
10.38		Summary of arrangement for non-equity compensation of non-employee directors (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed December 20, 2005.)
10.39		Amendment No. 02 to Commercial Sublease dated as of December 18, 2005, by and between PSC Management Limited Partnership, a Texas limited partnership, and Perot Services Company, LLC, a Texas limited liability company (Incorporated by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K filed December 20, 2005.)
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP dated February 27, 2006.
31	.1*	Rule 13a-14 Certification dated February 27, 2006, by Peter A. Altabef, President and Chief Executive Officer.

Exhibit
Number		Description of Exhibit

31	.2*	Rule 13a-14 Certification dated February 27, 2006, by Russell Freeman, Vice President and Chief Financial Officer.
32	.1**	Section 1350 Certification dated February 27, 2006, by Peter A. Altabef, President and Chief Executive Officer.
32	.2**	Section 1350 Certification dated February 27, 2006, by Russell Freeman, Vice President and Chief Financial Officer.
99	.1*	Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perot Systems Corporation

By:	/s/ Peter A. Altabef

Peter A. Altabef
President and Chief Executive Officer
Dated: February 27, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Altabef Peter A. Altabef	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 27, 2006

/s/ Russell Freeman Russell Freeman	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2006

/s/ Robert J. Kelly Robert J. Kelly	Corporate Controller (Principal Accounting Officer)	February 27, 2006

/s/ Ross Perot Ross Perot	Chairman Emeritus	February 27, 2006

/s/ Ross Perot, Jr. Ross Perot, Jr.	Chairman	February 27, 2006

/s/ Steve Blasnik Steve Blasnik	Director	February 27, 2006

/s/ John S.T. Gallagher John S.T. Gallagher	Director	February 27, 2006

/s/ Carl Hahn Carl Hahn	Director	February 27, 2006

/s/ DeSoto Jordan DeSoto Jordan	Director	February 27, 2006

/s/ Thomas Meurer Thomas Meurer	Director	February 27, 2006

Signature	Title	Date

/s/ Cecil H. Moore, Jr. Cecil H. Moore, Jr	Director	February 27, 2006

/s/ Anuroop Singh Anuroop Singh	Director	February 27, 2006

Anthony Principi	Director