Form 10-Q
period 2006-03-31
PEROT SYSTEMS CORP
filed 2006-05-02
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated” filer in Rule 12b-2 of the Exchange Act.
☑ Large accelerated filer                 ☐ Accelerated filer                  ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of April 28, 2006: 118,707,881 shares of Class A Common Stock and 816,638 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$238,139	$259,598
Accounts receivable, net	307,404	277,780
Prepaid expenses and other	67,838	65,974

Total current assets	613,381	603,352
Property, equipment and purchased software, net	187,386	180,036
Goodwill	452,055	443,439
Deferred contract costs, net	91,254	85,313
Other non-current assets	65,615	58,480

Total assets	$1,409,691	$1,370,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,724	$38,680
Deferred revenue	36,563	28,035
Accrued compensation	35,655	60,024
Income taxes payable	41,411	51,064
Accrued and other current liabilities	89,030	81,812

Total current liabilities	254,383	259,615
Long-term debt	76,505	76,505
Non-current deferred revenue	52,303	47,143
Other non-current liabilities	23,909	26,822

Total liabilities	407,100	410,085

Commitments and contingencies
Stockholders’ equity:
Common stock	1,208	1,205
Additional paid-in capital	494,548	502,443
Retained earnings	517,000	494,082
Treasury stock	(19,671)	(35,332)
Deferred compensation	—	(11,394)
Accumulated other comprehensive income	9,506	9,531

Total stockholders’ equity	1,002,591	960,535

Total liabilities and stockholders’ equity	$1,409,691	$1,370,620

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenue	$542,429	$473,271
Direct cost of services	443,727	369,509

Gross profit	98,702	103,762
Selling, general and administrative expenses	64,061	60,124

Operating income	34,641	43,638
Interest income	2,054	2,243
Interest expense	(980)	(845)
Other income (expense), net	641	(292)

Income before taxes	36,356	44,744
Provision for income taxes	13,438	18,302

Net income	$22,918	$26,442

Basic and diluted earnings per common share:
Basic earnings per common share	$0.19	$0.22
Weighted average common shares outstanding	118,642	117,705
Diluted earnings per common share	$0.19	$0.22
Weighted average diluted common shares outstanding	121,553	122,017
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$22,918	$26,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,858	13,895
Change in deferred taxes	7,733	(174)
Other non-cash items	3,599	3,510
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(25,642)	(22,079)
Prepaid expenses	(11,028)	(22,794)
Deferred contract costs, net	(7,988)	(10,374)
Accounts payable and accrued liabilities	18,703	12,182
Deferred revenue	13,887	4,644
Accrued compensation	(25,252)	(31,894)
Income taxes	(7,595)	16,792
Other current and non-current assets	(3,608)	3,736
Other current and non-current liabilities	(824)	(741)

Net cash provided by (used in) operating activities	2,761	(6,855)

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(17,169)	(14,791)
Acquisitions of businesses	(20,724)	(23,878)
Other	56	—

Net cash used in investing activities	(37,837)	(38,669)

Cash flows from financing activities:
Repayment of long-term debt	—	(75,498)
Proceeds from issuance of long-term debt	—	76,505
Proceeds from issuance of common stock	3,944	4,230
Proceeds from issuance of treasury stock	8,026	—
Excess tax benefits from stock-based compensation arrangements	1,393	—
Other	(463)	(757)

Net cash provided by financing activities	12,900	4,480

Effect of exchange rate changes on cash and cash equivalents	717	(1,561)

Net decrease in cash and cash equivalents	(21,459)	(42,605)
Cash and cash equivalents at beginning of period	259,598	304,786

Cash and cash equivalents at end of period	$238,139	$262,181

     The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, in our Annual Report on Form 10-K filed with the SEC on February 28, 2006. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results for the year ending December 31, 2006.
Certain of the 2005 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.
NOTE 2. ACQUISITIONS
On February 28, 2006, we acquired substantially all of the assets of eServ LLC, a leading provider of high-end product engineering outsourcing services. As a result of the acquisition, we broadened our suite of BPO services for the automotive, manufacturing and industrial services markets. The initial purchase price for eServ was $20,724, $3,051 of which is being held in escrow for up to approximately two years, and we may make additional payments totaling up to $7,000 in cash in 2007 and 2008. The possible future payments are contingent upon eServ achieving certain financial targets for 2006 and 2007. The results of operations of eServ and the estimated fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of eServ purchase consideration to the assets and liabilities acquired, including goodwill, is not final due to the pending completion of the tangible and intangible assets appraisals and a contractual purchase price adjustment. As of March 31, 2006, the estimated fair values of the acquired purchased software and intangible assets totaled $620 and $6,850, respectively, resulting in the estimated excess purchase price over net assets acquired of $9,904, which was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Industry Solutions segment, and is deductible for tax purposes. The appraisals of tangible and intangible assets are expected to be completed in the second quarter of 2006, and any additional future payments will be recorded as additional goodwill in the Industry Solutions segment.
NOTE 3. GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2006, by reportable segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
Balance as of December 31, 2005	$250,208	$127,552	$65,679	$443,439
Estimated goodwill from eServ acquisition	9,904	—	—	9,904
Reclassification of goodwill due to change in reporting units	(15,471)	—	15,471	—
Other	(457)	(24)	(807)	(1,288)

Balance as of March 31, 2006	$244,184	$127,528	$80,343	$452,055

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
During the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. As a result of this change, we allocated a portion of the goodwill from the Commercial Solutions group to both the Commercial Solutions Group and the Consulting and Applications Solutions line of business based on the relative fair values of the Commercial Solutions group and the Consulting Solutions group.
NOTE 4. DEFERRED CONTRACT COSTS, NET, AND IDENTIFIABLE INTANGIBLE ASSETS
Deferred contract costs, net
Included in deferred contract costs, net, was $49,886 and $49,891 as of March 31, 2006 and December 31, 2005, respectively, relating to costs deferred on a contract that includes both construction services and non-construction services. The construction services relate to a software development and implementation project. In accordance with SOP 97-2, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. The amount of revenue that had been deferred on the software development and implementation project as of March 31, 2006, was $19,133, of which $1,364 was included in current deferred revenue and $17,769 was included in non-current deferred revenue on the condensed consolidated balance sheets. At December 31, 2005, the amount of revenue that had been deferred was $18,924, which was included in non-current deferred revenue. During the first quarter of 2006, the cumulative costs incurred on the software development and implementation project that would have been deferred exceeded the project’s relative fair value. Accordingly, these excess costs of $2,630 in the first quarter of 2006 were expensed as incurred to direct cost of services.
The remaining balances of deferred contract costs, net, at March 31, 2006 and December 31, 2005, relate primarily to deferred contract setup costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract setup costs was $2,047 and $829 for the three months ended March 31, 2006 and 2005, respectively.
Identifiable intangible assets
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of March 31, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service mark	$6,697	$(4,538)	$2,159
Customer-based intangible assets	39,949	(16,713)	23,236
Other intangible assets	7,193	(4,361)	2,832

Total	$53,839	$(25,612)	$28,227

Total amortization expense for identifiable intangible assets was $1,910 and $1,290 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense is estimated at $8,331, $7,090, $5,647, $3,823, $2,671 and $1,046 for the years ended December 31, 2006 through 2011, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to 15 years. The weighted average useful life is approximately five years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 5. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three Months
	Ended March 31,
	2006	2005
Net income	$22,918	$26,442
Foreign currency translation adjustments	(25)	1,070

Total comprehensive income	$22,893	$27,512

NOTE 6. STOCKHOLDERS’ EQUITY
At March 31, 2006, there were 118,490 shares of our Class A Common Stock outstanding and 817 shares of our Class B Common Stock outstanding. At December 31, 2005, there were 117,041 shares of our Class A Common Stock outstanding and 759 shares of our Class B Common Stock outstanding. In the first quarter of 2006, we issued 255 shares of Class A Common Stock and 1,194 shares of Class A Common Stock from treasury for our stock-based compensation plans. In addition, during the first quarter of 2006 we issued 58 shares of Class B Common Stock upon exercise of Class B stock options.
NOTE 7. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Stock-based compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was allowed under the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant.
We adopted FAS 123R using the modified prospective method. Under this transition method, stock compensation expense for the first quarter of 2006 included the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with FAS 123 and FAS 123R, which we estimate using the Black-Scholes option pricing model and record in direct costs of services or in selling, general and administrative expenses on a straight-line basis over the vesting period. In addition, upon adoption of FAS 123R we began recording the related deferred income tax benefits associated with stock compensation expense and began reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities. Results for prior periods have not been restated.
For the first quarter of 2006, stock compensation expense charged against income for the first time for stock options and costs associated with our employee stock purchase plan was $3,574 ($2,364 net of tax), or approximately $0.02 per diluted share, and was recorded as $1,556 to direct costs of services and $2,018 to selling, general and administrative expenses. Stock compensation expense otherwise charged against

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
income, primarily for restricted stock units, was $510 ($321 net of tax) and $719 ($453 net of tax) for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, there was $40,631 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested share-based payments, which is expected to be recognized over a weighted-average period of 2.7 years.
The following table illustrates the effect on net income and earnings per common share as if we had elected to adopt the expense recognition provisions of FAS 123 for the three months ended March 31, 2005:

Net income
As reported	$26,442
Add: stock-based compensation expense included in reported net income, net of related tax effects	453
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,441)

Pro forma	$23,454

Basic earnings per common share
As reported	$0.22
Pro forma	$0.20

Diluted earnings per common share
As reported	$0.22
Pro forma	$0.19
We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for each period are as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average risk free interest rates	4.44%	3.83%
Weighted average life (in years)	5.5	4.1
Volatility	39%	43%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$6.55	$5.47
Prior to January 1, 2006, with the exception of grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year, for all periods presented. The expected life for cliff vesting grants was generally equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. For those stock options granted subsequent to December 31, 2005, we estimated the expected life of each grant as the weighted average expected life of each tranche of the granted option, which was determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to its expiration. Separate groups of employees that have similar historical exercise behavior and forfeiture rates are considered separately for valuation purposes. Expected volatility of our stock price was based on historical volatility over the expected term of the granted option. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Description of stock-based compensation plans
Below are descriptions of our active stock-based compensation plans and our 1991 Stock Option Plan, under which a significant number of stock options remain outstanding.
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
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Outstanding at January 1, 2006	25,342	$14.81
Granted	41	15.14
Exercised	(1,212)	8.43
Forfeited	(4,042)	21.37

Outstanding at March 31, 2006	20,129	13.87	4.83	$67,896
Exercisable at March 31, 2006	10,873	14.82	4.53	38,759
The following table summarizes information about options for Class A Common Stock outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Number	Price	Life	Number	Price
$0.25 - $5.00	1,599	$2.19	1.70	993	$2.07
$5.01 - $10.00	3,078	9.69	5.38	2,391	9.69
$10.01 - $15.00	8,932	12.38	4.82	2,865	11.62
$15.01 - $20.00	2,522	16.37	5.63	1,003	16.83
$20.01 - $25.00	3,998	23.52	5.16	3,621	23.68

Total	20,129	13.87	4.83	10,873	14.82

The aggregate intrinsic value of Class A stock options exercised and restricted stock units vesting during the three months ended March 31, 2006 and 2005 was $8,059 and $4,365, respectively. During the three months ended March 31, 2006 and 2005, we realized income tax benefits of $2,718 and $647, respectively, related to the exercise of Class A and Class B stock options. Of the total income tax benefit of $2,718 for the three months ended March 31, 2006, $1,393 was reflected as excess tax benefits from stock-based compensation arrangements in net cash provided by financing activities in our condensed consolidated statements of cash flow for the same period. For the three months ended March 31, 2006 and 2005, we received $11,970 and $4,230, respectively, in cash from our stock-based compensation arrangements, including cash received upon exercise of stock options and from participants in our employee stock purchase plan, and from the exercise of Class B stock options. In addition, upon adoption of FAS 123R, we reclassified the deferred compensation balance at December 31, 2005, of $11,394, which related primarily to the unearned compensation expense on restricted stock units, to additional paid-in capital.
The number of outstanding nonvested restricted stock units as of March 31, 2006 and December 31, 2005, was 796 and 807, respectively, with a weighted-average grant-date fair value per share of $14.43 and $14.42, respectively. The number of nonvested restricted stock units that vested or forfeited during the first quarter of 2006 was insignificant.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 8. INCOME TAXES
Our effective tax rate for the first quarter of 2006 was 37.0% as compared to 40.9% for the same period in 2005. Our income tax expense for the first quarter of 2006 included income tax expense of $780 relating to the resolution of several of the tax issues raised in an audit by the Internal Revenue Service, including the impact from similar tax issues in open tax years. Our income tax expense for the first quarter of 2005 included $2,105 of income tax expense on $23,464 of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004. The income tax expense on these earnings increased our effective tax rate for the first quarter of 2005 by 4.7 percentage points. The remaining decrease in our first quarter 2006 effective tax rate as compared to the same period in 2005 related primarily to a greater impact from our foreign operations, which have tax holidays in certain Asian jurisdictions exempting specific types of income from taxation.
NOTE 9. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This combined line of business, Consulting and Applications Solutions, provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $11,767 and $9,525 for the quarters ended March 31, 2006 and 2005, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment.
The reportable segments follow the same accounting policies that we use for our consolidated financial statements. Segment performance is evaluated based on income before taxes, exclusive of income and expenses that are included in the “Other” category. Substantially all corporate and centrally incurred costs are allocated to the segments based principally on expenses, employees, square footage, or usage.
The following is a summary of certain financial information by reportable segment for the quarters ended March 31, 2006 and 2005.

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
For the quarter ended March 31, 2006:
Revenue	$418,090	$76,074	$60,032	$(11,767)	$542,429
Income before taxes	22,524	4,559	8,567	706	36,356

For the quarter ended March 31, 2005:
Revenue	$364,401	$62,805	$55,590	$(9,525)	$473,271
Income before taxes	34,260	3,621	7,205	(342)	44,744

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
All prior period amounts have been adjusted to reflect the combination of the Consulting Solutions group with the Applications Solutions line of business.
For the three months ended March 31, 2006 and 2005, revenue from one customer, UBS, comprised 13% and 15% of total revenue, respectively. Our outsourcing agreement with UBS, which represented 12% of our consolidated revenue for the three months ended March 31, 2006, will end on January 1, 2007.
NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	For the Three Months Ended
	March 31,
	2006	2005
Basic Earnings per Common Share
Net income	$22,918	$26,442

Weighted average common shares outstanding	118,642	117,705

Basic earnings per common share	$0.19	$0.22

Diluted Earnings per Common Share
Net income	$22,918	$26,442

Weighted average common shares outstanding	118,642	117,705
Incremental shares assuming dilution	2,911	4,312

Weighted average diluted common shares outstanding	121,553	122,017

Diluted earnings per common share	$0.19	$0.22
For the three months ended March 31, 2006 and 2005, outstanding options to purchase 6,512 and 13,429 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the three months ended March 31, 2006, we determined whether an option was dilutive or anti-dilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds from and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost on each stock option. For the three months ended March 31, 2005, we determined whether an option was dilutive or anti-dilutive based on the exercise prices for each option as compared to the average market price of our common shares for that period.
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. The court has granted a preliminary approval of the proposed settlement which will be subject to approval by the members of the class. On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement. The court has not yet issued a final ruling with respect to the proposed settlement.
Litigation Relating to the California Energy Market
In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases were consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. In March 2006, the district court dismissed the case with prejudice.

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
Contract-related Contingencies
We have a contract that includes both non-construction services and construction services, and the construction services relate to a software development and implementation project. In accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. As of March 31, 2006, we have deferred contract costs, net, of $49,886 relating to this contract. The amount of revenue that has been deferred on the software development and implementation project as of March 31, 2006, was $19,133. During the first quarter of 2006, the cumulative costs incurred on the software development and implementation project that would have been deferred exceeded the project’s relative fair value. Accordingly, these excess costs of $2,630 in the first quarter of 2006 were expensed as incurred to direct cost of services. We expect these excess costs to continue in future periods, but the amounts may differ depending on various factors, including our success in implementing the software system and our ability to negotiate additional billings for a portion of these excess costs. We currently expect that the future services under the contract, which includes both the construction and the non-construction services, will be profitable and generate positive net cash flows in the aggregate over the remaining contract term. However, our estimates of future profits and cash flows from the contract could change in future periods as the result of various factors, or we could agree with the customer to modify the scope of services that we provide, either of which could result in an impairment of a portion or all of the deferred contract costs.
After we signed a contract with a customer of our Commercial Solutions group, we discovered that the size and complexity of the infrastructure and operations of this customer were significantly greater than was originally disclosed to us. Consequently, we have significantly exceeded our cost expectations on this contract. In addition, our service levels have also not met expectations, which were partially caused by the unanticipated complexity. The contract provides for additional resource charges, but the parties do not agree on the amount of those charges. During the first quarter of 2006, we incurred a $10,076 loss on this contract. We are in discussions with the customer regarding this matter and are working aggressively to resolve it. While we currently expect the losses from this contract to continue, we expect that the amount of such losses will be less in future quarters. However, the amount of future quarterly losses may differ from our current expectations and may materially and adversely affect our results of operations.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005. These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We disclaim any intention or obligation to update any forward-looking statement.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Lines of Business
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This combined line of business, Consulting and Applications Solutions, provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects.
Overview of Our Financial Results for the First Quarter of 2006
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the first quarter of 2006 grew by 14.6% as compared to the first quarter of 2005. As discussed in more detail below, this revenue growth came primarily from the following:
▪	A net increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.
▪	Revenue from companies acquired during the twelve-month period following the first quarter of 2005.
▪	Revenue from new contracts signed during the twelve-month period following the first quarter of 2005.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the first quarter of 2006 decreased 13.6% to $0.19 per share from $0.22 per share for the first quarter of 2005. As discussed in more detail below, this decrease came primarily from the following:
▪	In the first quarter of 2006, we incurred a $10.1 million loss on an infrastructure services contract with a Commercial Solutions customer, which decreased our gross profit from this contract by $11.4 million as compared to the first quarter of 2005, or approximately $0.06 per diluted share.
▪	During the first quarter of 2005, we recorded additional profit of approximately $0.03 per diluted share associated with the termination of a contract.
▪	Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was allowed under the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” As a result, during the first quarter of 2006, we recorded additional stock compensation expense of $3.6 million ($2.4 million net of tax) as compared to the first quarter of 2005, which reduced our earnings by approximately $0.02 per diluted share. Of this additional stock compensation expense, $1.6 million was recorded in direct costs of services and $2.0 million was recorded in selling, general and administrative expenses.
Partially offsetting these decreases in earnings were a decrease in our effective tax rate to 37.0% for the first quarter of 2006 as compared to 40.9% for the first quarter of 2005, as well as an overall increase in profitability from other aspects of our business. Our income tax expense for the first quarter of 2005 included additional income tax expense of $2.1 million, or approximately $0.02 per diluted share, relating to the repatriation of cash to the United States.
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended March 31,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
2006, was $86.6 million as compared to $111.6 million for the twelve months ended March 31, 2005. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	March 31
	2006	2005
Net cash provided by operating activities	$159.3	$149.1
Purchases of property, equipment and software	(72.7)	(37.5)

Free cash flow	$86.6	$111.6

As discussed below under “Liquidity and Capital Resources,” the increase in purchases of property, equipment and software was primarily related to our business expansion needs for data center and office facilities.
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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending March 31, 2006, the amount of TCV signed was $1.9 billion, as compared to $1.5 billion for the twelve-month period ending March 31, 2005.
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
Comparison of the Three Months Ended March 31, 2006 and 2005
Revenue
Revenue for the first quarter of 2006 increased from revenue for the first quarter of 2005 due to increases in revenue from the Industry Solutions, Government Services and Consulting and Applications Solutions segments. Below is a summary of our revenue for the first quarter of 2006 as compared to the first quarter of 2005 (amounts in millions):

	Three Months Ended March 31
	2006	2005	$ Change	% Change
Industry Solutions	$418.1	$364.4	$53.7	14.7%
Government Services	76.1	62.8	13.3	21.2%
Consulting and Applications Solutions	60.0	55.6	4.4	7.9%
Elimination of intersegment revenue	(11.8)	(9.5)	(2.3)	24.2%

Total	$542.4	$473.3	$69.1	14.6%

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first quarter of 2006 as compared to the first quarter of 2005 was primarily attributable to:
▪	$28.1 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.
▪	$16.2 million increase from new contracts signed during the twelve-month period following the first quarter of 2005. This increase was composed of $11.7 million and $4.5 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
▪	$15.6 million increase from revenue related to acquisitions within our Commercial Solutions group during the twelve-month period following the first quarter of 2005, including a leading provider of policy administration and business process services to the life insurance and annuity industry.
During the first quarter of 2005 we recorded $6.2 million of revenue associated with the early termination of a contract, partially offsetting the increases above.
Net increases in revenue from contracts in the healthcare industry are largely due to changes in the healthcare industry, which has required increased system investment by our customers and new customers. Because of the complexities associated with system changes, combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. The strength in healthcare revenue comes primarily from two factors:
▪	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process services was immature. As a result, we have an established presence and brand, which we have strengthened through internal investment in software and solutions and through acquisitions.
▪	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. Clinical transformation revolutionizes the way in which the healthcare community receives patient-specific data that spans the entire continuum of care, including centralization of patient data and electronic order entry and decision support.
Government Services
The $13.3 million, or 21.2%, net increase in revenue from the Government Services segment for the first quarter of 2006 as compared to the first quarter of 2005 was primarily attributable to existing program expansion, primarily associated with our support of the National Institute of Allergic and Infectious Diseases, the Naval Sea Systems Command and services provided to other governmental agencies. This increase in revenue was also attributable to new services provided to the Departments of Education and Energy, as well as revenue from a safety, environmental and engineering services company that we acquired in the third quarter of 2005. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
Consulting and Applications Solutions
Revenue from the Consulting and Applications Solutions segment of $48.2 million for the first quarter of 2006, net of the elimination of intersegment revenue of $11.8 million, increased $2.1 million as compared to revenue of $46.1 million for the first quarter of 2005, net of the elimination of intersegment revenue of $9.5 million. This net increase was primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Partially offsetting this increase was a year over year decrease in revenue from the implementation of prepackaged software applications. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment.
UBS
Revenue from UBS, our largest customer, was $73.1 million for the first quarter of 2006, or 13.5% of our total revenue. This revenue was reported within the Industry Solutions and Consulting and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Three Months Ended
	March 31
	2006	2005	Change
UBS revenue in Industry Solutions	$64.9	$62.9	3.2%
UBS revenue in Consulting and Applications Solutions	8.2	8.6	(4.7%)

Total revenue from UBS	$73.1	$71.5	2.2%

The increase in total revenue from UBS was due primarily to an increase in the number of associates providing services to UBS relating to their business expansion and various short-term projects. As discussed below under “Expected Effect of the End of Our Outsourcing Contract with UBS,” we expect that we will lose substantially all of the revenue that is reported within the Industry Solutions line of business when our outsourcing agreement with UBS ends on January 1, 2007.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the first quarter of 2006 was 18.2% of revenue, which is lower than the gross margin for the first quarter of 2005 of 21.9%. This year-to-year decrease in gross margin was primarily due to the following:
▪	An $11.4 million decrease in gross profit from an infrastructure services contract with a Commercial Solutions customer. This decrease was due to a $10.1 million loss on this contract that we incurred in the first quarter of 2006, which reduced our gross margin for the first quarter of 2006 by 1.9 percentage points. After signing this contract, we discovered that the size and complexity of the infrastructure of this customer were significantly greater than was originally disclosed to us. Consequently, we have significantly exceeded our cost expectations on this contract. In addition, our service levels have also not met expectations, which was partially caused by the unanticipated complexity. The contract provides for additional resource charges, but the parties do not agree on the amount of those charges. The customer paid approximately $2.7 million of these additional charges during the first quarter of 2006 but reserved its rights to reclaim this amount. Although we believe the customer owes us more than it has paid, we have not, because of the uncertainties involved, recognized any of the additional charges as revenue, including the approximately $2.7 million paid by the customer.
▪	In the first quarter of 2005, we recorded revenue of $6.2 million and related direct costs of services of $0.6 million, resulting in gross profit of $5.6 million, associated with the termination of a contract.
▪	Lower margins from existing commercial customer contracts, which are primarily due to our fixed- and unit-priced contracts.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
▪	In the first quarter of 2006, we adopted FAS 123R and recorded $1.6 million of additional stock compensation expense in direct costs of services as compared to the prior year period.
Partially offsetting these decreases in gross margin was a reduction in the amount of total associate bonus expense recorded in direct cost of services (net of amounts reimbursable by customers), which decreased by $3.2 million in the first quarter of 2006 as compared to the prior year period, resulting in an increase to gross margin of 0.6 percentage points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2006 increased 6.7% to $64.1 million from $60.1 million for the first quarter of 2005. As a percentage of revenue, SG&A for the first quarter of 2006 was 11.8% of revenue, which is lower than SG&A for the first quarter of 2005 of 12.7% of revenue. This decrease as a percentage of revenue was primarily due to a reduction in employee related costs during the first quarter of 2006 compared to the same period in the prior year, partially offset by additional stock compensation expense of $2.0 million that was recorded as a result of our adoption of FAS 123R.
Other Income Statement Items
Our effective tax rate for the first quarter of 2006 was 37.0% as compared to 40.9% for the same period in 2005. Our income tax expense for the first quarter of 2006 included income tax expense of $0.8 million relating to the resolution of several of the tax issues raised in an audit by the Internal Revenue Service, including the impact from similar tax issues in open tax years. Our income tax expense for the first quarter of 2005 included $2.1 million of income tax expense on $23.5 million of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004. The income tax expense on these earnings increased our effective tax rate for the first quarter of 2005 by 4.7 percentage points. The remaining decrease in our first quarter 2006 effective tax rate as compared to the same period in 2005 related primarily to a greater impact from our foreign operations, which have tax holidays in certain Asian jurisdictions exempting specific types of income from taxation.
Contract-related Contingencies
We have a contract that includes both non-construction services and construction services, and the construction services relate to a software development and implementation project. In accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. As of March 31, 2006, we have deferred contract costs, net, of $49.9 million relating to this contract. The amount of revenue that has been deferred on the software development and implementation project as of March 31, 2006, was $19.1 million and was included in non-current deferred revenue on the condensed consolidated balance sheets. During the first quarter of 2006, the cumulative costs incurred on the software development and implementation project that would have been deferred exceeded the project’s relative fair value. Accordingly, these excess costs of $2.6 million in the first quarter of 2006 were expensed as incurred to direct cost of services. We expect these excess costs to be approximately $4.0 million in each quarterly period in the remainder of 2006 and 2007 and to continue beyond 2007 at levels that are currently uncertain. We expect the amount of excess costs in all future periods to depend on various factors, including our success in implementing the software system and our ability to negotiate additional billings for a portion of these excess costs. We currently expect that the future services under the contract, which includes both the construction and the non-construction services, will be profitable and generate positive net cash flows in the aggregate over the remaining contract term. However, our estimates of future profits and cash flows from the contract could change in future periods as the result of various factors, or we could agree with the customer to modify the scope of services that we provide, either of which could result in an impairment of a portion or all of the deferred contract costs.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
After we signed a contract with a customer of our Commercial Solutions group, we discovered that the size and complexity of the infrastructure and operations of this customer were significantly greater than was originally disclosed to us. Consequently, we have significantly exceeded our cost expectations on this contract. In addition, our service levels have also not met expectations, which were partially caused by the unanticipated complexity. The contract provides for additional resource charges, but the parties do not agree on the amount of those charges. The customer paid approximately $2.7 million of these additional charges during the first quarter of 2006 but reserved its rights to reclaim this amount. Although we believe the customer owes us more than it has paid, we have not, because of the uncertainties involved, recognized any of the additional charges as revenue, including the approximately $2.7 million paid by the customer. During the first quarter of 2006, we incurred a $10.1 million loss on this contract. We are in discussions with the customer regarding this matter and are working aggressively to resolve it. While we currently expect the losses from this contract to continue, we expect that the amount of such losses will be less in future quarters. However, the amount of future quarterly losses may differ from our current expectations and may materially and adversely affect our results of operations.
Expected Effect of the End of Our Outsourcing Contract with UBS
UBS AG is our largest customer. During 2005, our UBS relationship generated $298.5 million, or 14.9%, of our revenue, which included $262.1 million of revenue and $53.4 million of gross profit from our outsourcing agreement with UBS that will end on January 1, 2007. Revenue and gross profit for the first quarter of 2006 from our outsourcing contract with UBS were $64.9 million and $13.9 million, respectively.
We continue to expect that we will lose substantially all of our revenue and profit from our outsourcing agreement with UBS when the contract ends on January 1, 2007, which represents a substantial majority of the total revenue and profit from our relationship with UBS. We expect that the expiration of the outsourcing agreement will have a disproportionately large effect on our profitability compared to the effect on our revenue. We expect the services we provide to UBS following the end of the IT Services Agreement will include offshore services, which are provided outside the scope of the outsourcing contract and represented $8.2 million of revenue in the first quarter of 2006. We do not expect significant changes in the offshore services we provide to UBS as a result of the end of the outsourcing contract.
Liquidity and Capital Resources
We expect that existing cash and cash equivalents, expected cash flows from operating activities, and the $198.5 million that is available under our restated and amended credit facility will provide us sufficient funds to meet our operating needs for the foreseeable future. During the three months ended March 31, 2006, cash and cash equivalents decreased 8.3% to $238.1 million from $259.6 million at December 31, 2005.
Operating Activities
Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2006, as compared to net cash used in operating activities of $6.9 million for the three months ended March 31, 2005. The primary reasons for the changes in cash provided by operating activities, as described more fully below, are changes in the amount of cash paid for prepaid expenses and associate bonuses:
▪	Amounts paid for prepaid expenses in the first quarter of 2006 decreased as compared to the amounts paid in the prior year period due primarily to a decrease in amounts paid for prepaid hardware- and software-related costs.
▪	Bonuses paid to associates under our bonus plans in the first quarters of 2006 and 2005 (including payments of annual bonuses relating to the previous year’s bonus plan) were $53.4 million and $60.8 million, respectively. Included in these bonus amounts paid were approximately $23.2 million in each

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
period of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.
These increases in cash provided by operating activities were partially offset by an increase in the amount paid for income taxes. During the first quarter of 2006, we made net cash payments for income taxes of $10.3 million as compared to $1.5 million paid during the first quarter of 2005.
Investing Activities
Net cash used in investing activities was $37.8 million for the three months ended March 31, 2006, as compared to $38.7 million for the same period in 2005, and included the following:
▪	During the three months ended March 31, 2006, we paid $20.7 million for the acquisition of eServ LLC, a leading provider of high-end product engineering outsourcing services.
▪	During the three months ended March 31, 2005, we paid $23.9 million as additional consideration for acquisitions, including $17.0 million and $6.9 million related to the acquisitions of Soza & Company, Ltd. and ADI Technology Corporation, respectively.
▪	During the three months ended March 31, 2006, we purchased $17.2 million of property, equipment and purchased software as compared to $14.8 million during the three months ended March 31, 2005. This increase was primarily related to our business expansion needs for data center and office facilities. We plan to significantly increase our data center capacity in the next 12 to 24 months, which could increase our future capital expenditures from current levels and reduce the amount of our available cash balances and borrowing capacity.
Financing Activities
Net cash provided by financing activities was $12.9 million for the three months ended March 31, 2006, as compared to $4.5 million for the three months ended March 31, 2005. This change was primarily due to an increase in proceeds received from the issuance of our Class A Common Stock and treasury stock related to stock options exercised. In addition, upon adoption of FAS 123R we began reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities, which was $1.4 million for the three months ended March 31, 2006.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2006, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances by $0.7 million, as the U.S. dollar weakened against the Singapore Dollar, Euro, Indian Rupee, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At March 31, 2006, we had 28 forward contracts to purchase and sell various currencies in the amount of $61.6 million, which expire at various times before the end of 2006.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risk associated with foreign currencies as of December 31, 2005, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the three months ended March 31, 2006, there has been no material change in related market risk factors.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
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
For the Quarter Ended March 31, 2006
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. The court has granted a preliminary approval of the proposed settlement which will be subject to approval by the members of the class. On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement. The court has not yet issued a final ruling with respect to the proposed settlement.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
Litigation Relating to the California Energy Market
In June, July and August 2002, Perot Systems, Ross Perot and Ross Perot, Jr., were named as defendants in eight purported class action lawsuits that allege violations of Rule 10b-5, and, in some of the cases, common law fraud. These suits allege that our filings with the Securities and Exchange Commission contained material misstatements or omissions of material facts with respect to our activities related to the California energy market. All of these eight cases were consolidated in the Northern District of Texas, Dallas Division in the case of Vincent Milano v. Perot Systems Corporation. On October 19, 2004, the court dismissed the case with leave for plaintiffs to amend. In December 2004, the plaintiffs filed a Second Amended Consolidated Complaint. In March 2006, the district court dismissed the case with prejudice.
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
ITEM 1A: RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on February 28, 2006 and available at www.sec.gov.
ITEM 6. EXHIBITS
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.1	Restricted Stock Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 28, 2006.)

10.7	Amended and Restated 1991 Stock Option Plan, as amended through March 22, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 28, 2006.)

10.9	2001 Long Term Incentive Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed March 28, 2006.)

10.40	Form of Change-in-Control Severance Agreement (Incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed March 28, 2006.)

31.1*	Rule 13a-14 Certification dated May 2, 2006, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated May 2, 2006, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated May 2, 2006, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated May 2, 2006, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION
(Registrant)

Date: May 2, 2006	By /s/ ROBERT J. KELLY

Robert J. Kelly
Corporate Controller and Principal
Accounting Officer