Form 10-Q
period 2006-06-30
PEROT SYSTEMS CORP
filed 2006-08-01
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

☑Large accelerated filer	☐Accelerated filer	☐Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of July 27, 2006: 118,434,811 shares of Class A Common Stock and 816,638 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
perot systems corporation and subsidiaries
condensed consolidated balance sheets
as of June 30, 2006 and december 31, 2005
(dollars in thousands)
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$250,738	$259,598
Accounts receivable, net	339,951	277,780
Prepaid expenses and other	71,941	65,974

Total current assets	662,630	603,352

Property, equipment and purchased software, net	191,943	180,036
Goodwill	462,231	443,439
Deferred contract costs, net	94,874	85,313
Other non-current assets	54,928	58,480

Total assets	$1,466,606	$1,370,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,281	$38,680
Deferred revenue	43,180	28,035
Accrued compensation	41,685	60,024
Income taxes payable	37,428	51,064
Accrued and other current liabilities	99,976	81,812

Total current liabilities	277,550	259,615

Long-term debt	76,505	76,505
Non-current deferred revenue	58,262	47,143
Other non-current liabilities	26,965	26,822

Total liabilities	439,282	410,085

Commitments and contingencies
Stockholders’ equity:
Common stock	1,217	1,205
Additional paid-in capital	508,781	502,443
Retained earnings	542,849	494,082
Treasury stock	(36,004)	(35,332)
Deferred compensation	—	(11,394)
Accumulated other comprehensive income	10,481	9,531

Total stockholders’ equity	1,027,324	960,535

Total liabilities and stockholders’ equity	$1,466,606	$1,370,620

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
for the three and six months ended June 30, 2006 and 2005
(dollars and shares in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	$572,030	$488,232	$1,114,459	$961,503
Direct cost of services	462,772	378,744	906,499	748,253

Gross profit	109,258	109,488	207,960	213,250
Selling, general and administrative expenses	69,489	59,702	133,550	119,826

Operating income	39,769	49,786	74,410	93,424

Interest income	1,983	1,596	4,037	3,839
Interest expense	(1,138)	(760)	(2,118)	(1,605)
Other income (expense), net	79	279	720	(13)

Income before taxes	40,693	50,901	77,049	95,645
Provision for income taxes	14,844	18,315	28,282	36,617

Net income	$25,849	$32,586	$48,767	$59,028

Basic and diluted earnings per common share:
Basic earnings per common share	$0.22	$0.28	$0.41	$0.50
Weighted average common shares outstanding	119,388	117,622	119,017	117,663

Diluted earnings per common share	$0.21	$0.27	$0.40	$0.48
Weighted average diluted common shares outstanding	121,949	121,453	121,766	121,928
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended june 30, 2006 and 2005
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$48,767	$59,028

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,897	26,721
Stock-based compensation	8,486	1,265
Change in deferred taxes	6,647	3,164
Excess tax benefits from stock-based compensation arrangements	(1,969)	—
Other non-cash items	(213)	1,797
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(55,893)	(34,288)
Prepaid expenses	(11,348)	(16,568)
Deferred contract costs, net	(14,616)	(24,183)
Accounts payable and accrued liabilities	31,160	(1,214)
Accrued compensation	(19,626)	(17,696)
Deferred revenue	26,161	19,597
Income taxes	(8,816)	7,658
Other current and non-current assets	1,799	5,976
Other current and non-current liabilities	(320)	1,184

Net cash provided by operating activities	48,116	32,441

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(36,174)	(33,437)
Acquisitions of businesses, net	(29,030)	(26,128)
Other	37	52

Net cash used in investing activities	(65,167)	(59,513)

Cash flows from financing activities:
Repayment of long-term debt	—	(75,498)
Proceeds from issuance of long-term debt	—	76,505
Proceeds from issuance of common and treasury stock	20,421	10,322
Excess tax benefits from stock-based compensation arrangements	1,969	—
Purchases of treasury stock	(16,502)	(20,639)
Other	81	(766)

Net cash provided by (used in) financing activities	5,969	(10,076)

Effect of exchange rate changes on cash and cash equivalents	2,222	(3,294)

Net decrease in cash and cash equivalents	(8,860)	(40,442)

Cash and cash equivalents at beginning of period	259,598	304,786

Cash and cash equivalents at end of period	$250,738	$264,344

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, in our Annual Report on Form 10-K filed with the SEC on February 28, 2006. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results for the year ending December 31, 2006.
Certain of the 2005 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.
Significant Accounting Standards to be Adopted
FASB Interpretation No. 48
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.
NOTE 2. ACQUISITIONS
During the second quarter of 2006, we determined that Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG), met their financial targets for 2005, and we paid $7,500 of additional consideration in cash. In addition, in 2006 we paid $526 in cash and increased net assets acquired by $456 as a result of various purchase price adjustments. The net amount of $7,570 was recorded as additional goodwill that was assigned to the Industry Solutions segment and is not deductible for tax purposes.
On February 28, 2006, we acquired substantially all of the assets of eServ LLC, a provider of product engineering outsourcing services. As a result of the acquisition, we broadened our suite of BPO services for the automotive, manufacturing and industrial services markets. The initial purchase price for eServ was $21,034, of which $3,051 is being held in escrow for up to approximately two years, and we may make additional payments totaling up to $7,000 in cash in 2007 and 2008. The possible future payments are contingent upon eServ achieving certain financial targets for 2006 and 2007. The results of operations of eServ and the estimated fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of eServ purchase consideration to the assets and liabilities acquired, including goodwill, is not final due to the pending completion of the tangible assets appraisal and a contractual purchase price adjustment. As of June 30, 2006, the fair values of the acquired purchased software and intangible assets totaled $620 and $5,010, respectively, resulting in the estimated excess purchase price over net assets acquired of $12,054, which was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Industry Solutions segment, and is deductible for tax purposes. The appraisal of tangible assets is expected to be completed in the third quarter of 2006, and any additional future payments will be recorded as additional

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
goodwill in the Industry Solutions segment. This business is not considered to be material to our consolidated results of operations, financial position, and cash flows.
NOTE 3. GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2006, by reportable segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
Balance as of December 31, 2005	$250,208	$127,552	$65,679	$443,439
Estimated goodwill from eServ acquisition	12,054	—	—	12,054
Additional goodwill for TAG acquisition	7,570	—	—	7,570
Reclassification of goodwill due to change in reporting units	(15,471)	—	15,471	—
Other	—	(25)	(807)	(832)

Balance as of June 30, 2006	$254,361	$127,527	$80,343	$462,231

During the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. As a result of this change, we allocated the goodwill from the Consulting Solutions group to both the Commercial Solutions group and the Consulting and Applications Solutions line of business based on the relative fair values of the Commercial Solutions group and the Consulting Solutions group.
NOTE 4. DEFERRED CONTRACT COSTS, NET, AND IDENTIFIABLE INTANGIBLE ASSETS
Deferred contract costs, net
Included in deferred contract costs, net, was $50,027 and $49,891 as of June 30, 2006 and December 31, 2005, respectively, relating to costs deferred on a contract that includes both construction services and non-construction services. The construction services relate to a software development and implementation project. In accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. The amount of revenue that had been deferred on the software development and implementation project as of June 30, 2006, was $19,023, of which $2,829 was included in current deferred revenue and $16,194 was included in non-current deferred revenue on the condensed consolidated balance sheets. At December 31, 2005, the amount of revenue that had been deferred was $18,924, which was included in non-current deferred revenue. Because the cumulative costs incurred on the software development and implementation project exceed the project’s relative fair value, the costs in excess of the project’s relative fair value of $2,379 and $5,009 in the three and six months ended June 30, 2006, respectively, were expensed as incurred to direct cost of services.
The remaining balances of deferred contract costs, net, at June 30, 2006 and December 31, 2005, relate primarily to deferred contract setup costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract setup costs was $3,007 and $5,054 for the three and six months ended June 30, 2006, and $1,036 and $1,865 for the three and six months ended June 30, 2005, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Identifiable intangible assets
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of June 30, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service mark	$6,697	$(4,694)	$2,003
Customer-based intangible assets	38,149	(18,371)	19,778
Other intangible assets	7,153	(4,632)	2,521

Total	$51,999	$(27,697)	$24,302

Total amortization expense for identifiable intangible assets was $2,084 and $3,994 for the three and six months ended June 30, 2006, and $1,289 and $2,579 for the three and six months ended June 30, 2005, respectively. Amortization expense is estimated at $8,132, $7,192, $5,655, $3,885, $2,679 and $308 for the years ended December 31, 2006 through 2011, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to 15 years. The weighted average useful life is approximately five years.
NOTE 5. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net income	$25,849	$32,586	$48,767	$59,028
Foreign currency translation adjustments	956	2,486	931	3,556
Other	19	—	19	—

Total comprehensive income	$26,824	$35,072	$49,717	$62,584

NOTE 6. STOCKHOLDERS’ EQUITY
At June 30, 2006, there were 118,193 shares of our Class A Common Stock outstanding and 817 shares of our Class B Common Stock outstanding. At December 31, 2005, there were 117,041 shares of our Class A Common Stock outstanding and 759 shares of our Class B Common Stock outstanding. In 2006, we acquired 1,181 shares of Class A Common Stock for $16,502 and issued 1,138 shares of Class A Common Stock and 1,195 shares of Class A Common Stock from treasury for our stock-based compensation plans. In addition, in 2006 we issued 58 shares of Class B Common Stock upon exercise of Class B stock options.
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
We adopted FAS 123R using the modified prospective method. Under this transition method, stock compensation expense for the three and six months ended June 30, 2006, included the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with FAS 123 and FAS 123R, which we estimate using the Black-Scholes option pricing model and record in direct cost of services or in selling, general and administrative expenses on a straight-line basis over the vesting period. In addition, upon adoption of FAS 123R we began recording the related deferred income tax benefits associated with stock compensation expense and began reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities. Results for prior periods have not been restated.
For the three and six months ended June 30, 2006, stock option compensation expense and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in diluted earnings per common share, was as follows:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Direct cost of services	$1,487	$3,043
Selling, general and administrative expenses	2,327	4,345

Total stock compensation expense from stock options and ESPP	3,814	7,388
Stock compensation expense from stock options and ESPP, net of tax	2,570	4,934
Decrease in diluted earnings per common share	$0.02	$0.04
Stock compensation expense otherwise charged against income, primarily for restricted stock units, was $588 ($371 net of tax) and $1,098 ($692 net of tax) for the three and six months ended June 30, 2006, and $546 ($345 net of tax) and $1,265 ($798 net of tax) for the three and six months ended June 30, 2005. At June 30, 2006, there was $37,211 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based payments, which is expected to be recognized over a weighted-average period of 3.4 years.
The following table illustrates the effect on net income and earnings per common share as if we had elected to adopt the expense recognition provisions of FAS 123 for the three and six months ended June 30, 2005:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net income
As reported	$32,586	$59,028
Add: stock-based compensation expense included in reported net income, net of related tax effects	345	798
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,274)	(7,715)

Pro forma	$28,657	$52,111
Basic earnings per common share
As reported	$0.28	$0.50
Pro forma	$0.24	$0.44
Diluted earnings per common share
As reported	$0.27	$0.48
Pro forma	$0.24	$0.43

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for each period are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average risk free interest rates	5.00%	3.77%	4.76%	3.82%
Weighted average life (in years)	5.0	5.0	5.2	5.2
Volatility	32%	43%	35%	43%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$5.51	$5.81	$5.94	$6.12
Prior to January 1, 2006, with the exception of grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year. The expected life for cliff vesting grants was generally equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. For those stock options granted subsequent to December 31, 2005, we estimated the expected life of each grant as the weighted average expected life of each tranche of the granted option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. For stock option valuation purposes, we have separated our employees into two groups — executives and non-executives — for determining historical exercise behavior and forfeiture rates. Expected volatility of our stock price was based on implied volatilities from traded options on our common stock and on historical volatility over the expected term of the granted option. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.
Description of stock-based compensation plans
Below are descriptions of our active stock-based compensation plans, as well as our 1996 Non-Employee Director Stock Option/Restricted Stock Plan and our 1991 Stock Option Plan, under which a significant number of stock options remain outstanding.
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
Employee Stock Purchase Plan
In July 1998, our Board of Directors adopted an employee stock purchase plan, which provides for the issuance of a maximum of 20,000 shares of Class A Common Stock. The ESPP became effective on February 2, 1999. During 2000, the ESPP was amended such that this plan was divided into separate U.S. and Non-U.S. plans in order to ensure that United States employees continue to receive tax benefits under

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Sections 421 and 423 of the United States Internal Revenue Code. Following this division of the ESPP into the two separate plans, an aggregate of 19,736 shares of Class A Common Stock were authorized for sale and issuance under the two plans. Eligible employees may have up to 10% of their earnings withheld to be used to purchase shares of our common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.
2006 Non-Employee Director Equity Compensation Plan
In 2006, we adopted the 2006 Non-Employee Director Equity Compensation Plan. This plan provides for the issuance of up to 500 Class A common shares to non-employee Board members at a designated amount on June 1 of every year. Shares under the plan would be immediately vested upon the grant date and would have no restrictions. The non-employee Board members may elect to defer receipt of a future stock award to the date his or her service terminates.
1996 Non-Employee Director Stock Option/Restricted Stock Plan
In 1996, we adopted the 1996 Non-Employee Director Stock Option/Restricted Stock Plan. No additional shares or options will be granted under this plan as the plan was terminated in 2006; however, provisions of this plan will remain in effect for all outstanding shares and options granted under this plan. This plan provided for the issuance of up to 800 Class A common shares or options to Board members who are not our employees. Shares or options issued under the plan are subject to one- to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions were established upon issuance. The options are exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the Board member’s termination date.
1991 Stock Option Plan
In 1991, we adopted the 1991 Stock Option Plan, which was amended in 1993 and 1998. No additional stock options will be granted under this plan as the plan was terminated in 2001; however, provisions of this plan will remain in effect for all outstanding options that were granted under this plan. Pursuant to the 1991 Plan, options to purchase Class A common shares could be granted to eligible employees. Prior to the date of our initial public offering, such options were generally granted at a price not less than 100% of the fair value of our Class A common shares, as determined by the Board of Directors and based upon an independent third-party valuation. Subsequent to our initial public offering date, the exercise price for options issued was the fair market value of the shares on the date of grant. The stock options vest over a three- to ten-year period based on the provisions of each grant, and in some cases can be accelerated through the attainment of performance criteria. The options are usually exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the employee’s termination date.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Outstanding at January 1, 2006	25,342	$14.81
Granted	83	15.00
Exercised	(1,885)	8.55
Forfeited	(4,409)	21.05

Outstanding at June 30, 2006	19,131	14.00	4.66	$48,670
Exercisable at June 30, 2006	10,198	15.04	4.35	28,717
     The following table summarizes information about options for Class A Common Stock outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Number	Price	Life	Number	Price
$0.25 - $5.00	1,457	$2.18	1.52	902	$2.10
$5.01 - $10.00	2,799	9.69	5.32	2,128	9.69
$10.01 - $15.00	8,526	12.45	4.72	2,640	11.69
$15.01 - $20.00	2,494	16.36	5.14	1,041	16.89
$20.01 - $25.00	3,855	23.49	4.92	3,487	23.64

Total	19,131	14.00	4.66	10,198	15.04

The following table summarizes information about the aggregate intrinsic value and income tax benefits from the exercise of our Class A stock options and the vesting of restricted stock units during the three and six month periods ended June 30, 2006 and 2005, as well as the amount of cash received from our stock-based compensation arrangements for the same periods:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Aggregate intrinsic value of Class A stock options exercised and restricted stock units vesting	$5,463	$3,853	$11,908	$9,815
Income tax benefits from the exercise of Class A stock options	$2,576	$871	$3,624	$1,278
Cash received from our stock-based compensation arrangements	$8,451	$5,453	$20,208	$9,044
Of the total income tax benefit of $2,576 and $3,624 for the three and six months ended June 30, 2006, $575 and $1,969, respectively, was reflected as excess tax benefits from stock-based compensation arrangements in net cash provided by financing activities in our condensed consolidated statements of cash flow for the same periods. In addition, upon adoption of FAS 123R, we reclassified the deferred compensation balance at December 31, 2005, of $11,394, which related primarily to the unearned compensation expense on restricted stock units, to additional paid-in capital.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
The number of outstanding nonvested restricted stock units as of June 30, 2006 and December 31, 2005, was 792 and 807, respectively, with a weighted-average grant-date fair value per share of $14.44 and $14.42, respectively. The number of nonvested restricted stock units that vested or forfeited during the first six months of 2006 was insignificant.
NOTE 8. INCOME TAXES
Our effective tax rate for the first six months of 2006 was 36.7% as compared to 38.3% for the same period in 2005. Our income tax expense for the first six months of 2006 included income tax expense of $780 relating to the resolution of several issues raised in audits by tax authorities and includes the impact from similar tax issues in open tax years. This additional income tax expense increased our effective tax rate for the first six months of 2006 by 1.0 percentage points. Our income tax expense for the first six months of 2005 included $1,515 of income tax expense on $23,490 of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004. This additional income tax expense increased our effective tax rate for the first six months of 2005 by 1.6 percentage points. The remaining decrease in our effective tax rate in the first six months of 2006 as compared to the same period in 2005 was primarily due to a greater impact from tax-exempt investments.
NOTE 9. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This combined line of business, Consulting and Applications Solutions, provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct cost of services of approximately $11,658 and $10,583 for the three months ended June 30, 2006 and 2005, respectively, and $22,598 and $20,108 for the six months ended June 30, 2006 and 2005, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the other segments.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
The following is a summary of certain financial information by reportable segment for the three and six months ended June 30, 2006 and 2005.

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
For the three months ended June 30, 2006:
Revenue	$449,574	$71,329	$62,785	$(11,658)	$572,030
Income before taxes	26,380	5,509	8,111	693	40,693

For the three months ended June 30, 2005:
Revenue	$373,383	$67,343	$58,089	$(10,583)	$488,232
Income before taxes	40,346	3,739	7,304	(488)	50,901

For the six months ended June 30, 2006:
Revenue	$867,664	$147,403	$121,990	$(22,598)	$1,114,459
Income before taxes	49,041	10,068	16,207	1,733	77,049

For the six months ended June 30, 2005:
Revenue	$737,784	$130,148	$113,679	$(20,108)	$961,503
Income before taxes	74,606	7,360	14,509	(830)	95,645
All prior period amounts have been adjusted to reflect the combination of the Consulting Solutions group with the Applications Solutions line of business.
For the six months ended June 30, 2006 and 2005, revenue from one customer, UBS, comprised 14% and 15% of total revenue, respectively. Our outsourcing agreement with UBS, which represented 12% of our consolidated revenue for the six months ended June 30, 2006, will end on January 1, 2007.
NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic Earnings per Common Share
Net income	$25,849	$32,586	$48,767	$59,028

Weighted average common shares outstanding	119,388	117,622	119,017	117,663

Basic earnings per common share	$0.22	$0.28	$0.41	$0.50

Diluted Earnings per Common Share
Net income	$25,849	$32,586	$48,767	$59,028

Weighted average common shares outstanding	119,388	117,622	119,017	117,663
Incremental shares assuming dilution	2,561	3,831	2,749	4,265

Weighted average diluted common shares outstanding	121,949	121,453	121,766	121,928

	$0.21	$0.27	$0.40	$0.48

For the three and six months ended June 30, 2006, outstanding options to purchase 6,404 and 6,349 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the three and six months ended June 30, 2006, we

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
determined whether an option was dilutive or anti-dilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds from and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost on each stock option.
For the three and six months ended June 30, 2005, outstanding options to purchase 13,484 and 13,263 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the three and six months ended June 30, 2005, we determined whether an option was dilutive or anti-dilutive based on the exercise prices for each option as compared to the average market price of our common shares for that period.
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
We currently purchase and intend to continue to purchase the types and amounts of insurance coverage customary for the industry and geographies in which we operate. We have evaluated our risk and consider the coverage we carry to be adequate both in type and amount for the business we conduct.
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement. The court has not yet issued a ruling with respect to the proposed settlement.
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
Contract-related Contingencies
We have a contract that includes both non-construction services and construction services, and the construction services relate to a software development and implementation project. In accordance with SOP 97-2, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. As of June 30, 2006, we have deferred contract costs, net, of $50,027 relating to this contract. The amount of revenue that has been deferred on the software development and implementation project as of June 30, 2006, was $19,023. Because the cumulative costs incurred on the software development and implementation project exceed the project’s relative fair value, the costs in excess of the project’s relative fair value of $2,379 and $5,009 in the three and six months ended June 30, 2006, respectively, were expensed as incurred to direct cost of services. We are currently in negotiations with this customer regarding a possible change to our relationship that would be beneficial to both parties long-term, but could result in us impairing between approximately $40,000 and $48,000 of the contract costs that we have deferred as of June 30, 2006, on the software development and implementation project. Any agreement between us and this customer with respect to these matters is subject to the negotiation and finalization of definitive documents. However, if these negotiations do not result in a change to our relationship with this customer, we will continue to operate under the current contract. Under our current relationship with this customer, we expect the excess costs on the software development and implementation project to be approximately $4,000 in each quarterly period in the remainder of 2006 and 2007 and to continue beyond 2007 at levels that are currently uncertain. The amount of excess costs in all future periods would depend on various factors, including our success in implementing the software system. Under the current relationship, we expect that the future services, which include both the construction and the non-construction services, will be profitable and generate positive net cash flows in the aggregate over the remaining contract term, and we believe our deferred contract costs, net, of $50,027 relating to this contract as of June 30, 2006, are realizable.
During the three and six months ended June 30, 2006, we incurred losses of $7,510 and $17,586, respectively, on a contract with a customer of our Commercial Solutions group. We are in discussions with this customer regarding the terms of our contract, and while we currently expect the losses from this contract to continue, we expect that the amount of such losses will decrease over time. However, the amount of future losses may differ from our current expectations and may materially and adversely affect our results of operations.

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
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
Overview of Our Financial Results for the Second Quarter of 2006
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the second quarter of 2006 grew by 17.2% as compared to the second quarter of 2005. As discussed in more detail below, this revenue growth came primarily from the following:
•	A net increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.

•	Revenue from companies acquired during the twelve-month period following the second quarter of 2005.

•	Revenue from new contracts signed during the twelve-month period following the second quarter of 2005.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the second quarter of 2006 decreased 22.2% to $0.21 per share from $0.27 per share for the second quarter of 2005. As discussed in more detail below, this decrease came primarily from:
•	During the second quarter of 2005, we recorded a reduction to direct cost of services of $10.3 million, or $0.05 per diluted share, associated with the settlement of a dispute with a former customer related to a contract we exited in 2003.
•	In the second quarter of 2006, we incurred a $7.5 million loss on an infrastructure services contract with a Commercial Solutions customer, which decreased our gross profit from this contract by $7.7 million as compared to the second quarter of 2005, or approximately $0.04 per diluted share.
•	Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was allowed under the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” As a result, during the second quarter of 2006, we recorded additional stock compensation expense of $3.8 million ($2.6 million net of tax) as compared to the second quarter of 2005, which reduced our earnings by approximately $0.02 per diluted share. Of this additional stock compensation expense, $1.5 million was recorded in direct cost of services and $2.3 million was recorded in selling, general and administrative expenses.
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended June 30, 2006, was $92.3 million as compared to $119.9 million for the twelve months ended June 30, 2005. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Twelve Months
	Ended
	June 30,
	2006	2005
Net cash provided by operating activities	$165.4	$172.1
Purchases of property, equipment and software	(73.1)	(52.2)

Free cash flow	$92.3	$119.9

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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending June 30, 2006, the amount of TCV signed was $1.8 billion, as compared to $1.8 billion for the twelve-month period ending June 30, 2005.
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
Comparison of the Three Months Ended June 30, 2006 and 2005
Revenue
Revenue for the second quarter of 2006 increased from revenue for the second quarter of 2005 due to increases in revenue from the Industry Solutions, Government Services and Consulting and Applications Solutions segments. Below is a summary of our revenue for the second quarter of 2006 as compared to the second quarter of 2005 (amounts in millions):

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Industry Solutions	$449.6	$373.4	$76.2	20.4%
Government Services	71.3	67.3	4.0	5.9%
Consulting and Applications Solutions	62.8	58.1	4.7	8.1%
Elimination of intersegment revenue	(11.7)	(10.6)	(1.1)	10.4%

Total	$572.0	$488.2	$83.8	17.2%

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Industry Solutions
The net increase in revenue from the Industry Solutions segment for the second quarter of 2006 as compared to the second quarter of 2005 was primarily attributable to:
•	$35.1 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$22.8 million increase from revenue related to acquisitions within our Commercial Solutions group during the twelve-month period following the second quarter of 2005, including a provider of policy administration and business process services to the life insurance and annuity industry and a provider of product engineering outsourcing services.
•	$18.3 million increase from new contracts signed during the twelve-month period following the second quarter of 2005. This increase was composed of $17.0 million and $1.3 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
Net increases in revenue from contracts in the healthcare industry are largely due to changes in the healthcare industry, which has required increased system investment by our customers and new customers. Because of the complexities associated with system changes, combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. The strength in healthcare revenue comes primarily from two factors:
•	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process services was immature. As a result, we have an established presence and brand, which we have strengthened primarily through internal investments in software and solutions.
•	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. Clinical transformation revolutionizes the way in which the healthcare community receives patient-specific data that spans the entire continuum of care, including centralization of patient data and electronic order entry and decision support.
Government Services
The $4.0 million, or 5.9%, net increase in revenue from the Government Services segment for the second quarter of 2006 as compared to the second quarter of 2005 was primarily attributable to revenue from a safety, environmental and engineering services company that we acquired in the third quarter of 2005, existing program expansion, primarily associated with our support of the National Institute of Allergic and Infectious Diseases, and services provided to other governmental agencies. This net increase in revenue was also attributable to new services provided to the Departments of Education and Energy. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Consulting and Applications Solutions
Revenue from the Consulting and Applications Solutions segment of $51.1 million for the second quarter of 2006, net of the elimination of intersegment revenue of $11.7 million, increased $3.6 million as compared to revenue of $47.5 million for the second quarter of 2005, net of the elimination of intersegment revenue of $10.6 million. This net increase was primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Partially offsetting this increase was a year over year decrease in revenue from the implementation of prepackaged software applications. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
UBS
Revenue from UBS, our largest customer, was $78.5 million for the second quarter of 2006, or 13.7% of our total revenue. This revenue was reported within the Industry Solutions and Consulting and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Three Months Ended
	June 30,
	2006	2005	Change
UBS revenue in Industry Solutions	$67.6	$67.7	(0.1%)
UBS revenue in Consulting and Applications Solutions	10.9	8.5	28.2%

Total revenue from UBS	$78.5	$76.2	3.0%

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
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the second quarter of 2006 was 19.1% of revenue, which is lower than the gross margin for the second quarter of 2005 of 22.4%. This year-to-year decrease in gross margin is primarily due to the following:
•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7.6 million payment and reduced our liabilities by $2.7 million, both of which were recorded as a reduction to direct cost of services. The dispute related to a contract we exited in 2003. This settlement resulted in a 2.1 percentage point increase in our gross margin for the second quarter of 2005.
•	A $7.7 million decrease in gross profit from an infrastructure services contract with a Commercial Solutions customer. This decrease was due to a $7.5 million loss on this contract that we incurred in the second quarter of 2006, which reduced our gross margin for the second quarter of 2006 by 1.3 percentage points.

•	In the second quarter of 2006, we recorded $1.5 million of additional stock compensation expense in direct cost of services as compared to the prior year period as a result of our adoption of FAS 123R.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2006 increased 16.4% to $69.5 million from $59.7 million for the second quarter of 2005. As a percentage of revenue, SG&A for the second quarter of 2006 was 12.2% of revenue, which is the same as SG&A for the second quarter of 2005.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The increase in SG&A expenses is primarily due to companies acquired during the twelve-month period following the second quarter of 2005 and additional stock compensation expense of $2.3 million that was recorded as a result of our adoption of FAS 123R.
Provision for Income Taxes
Our effective tax rate for the second quarter of 2006 was 36.5% as compared to 36.0% for the same period in 2005. Our income tax expense for the second quarter of 2005 included an income tax benefit of $0.6 million due to guidance issued by the U.S. Treasury Department and the Internal Revenue Service on May 10, 2005, clarifying certain provisions of the American Jobs Creation Act of 2004. The remaining difference in our effective tax rate in the second quarter of 2006 as compared to the same period in 2005 was primarily due to a greater impact from tax-exempt investments.
Comparison of the Six Months Ended June 30, 2006 and 2005
Revenue
Revenue for the six months ended June 30, 2006, increased from revenue for the six months ended June 30, 2005, due to increases in revenue from the Industry Solutions, Government Services and Consulting and Applications Solutions segments. Below is a summary of our revenue for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005:

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Industry Solutions	$867.7	$737.8	$129.9	17.6%
Government Services	147.4	130.1	17.3	13.3%
Consulting and Applications Solutions	122.0	113.7	8.3	7.3%
Elimination of intersegment revenue	(22.6)	(20.1)	(2.5)	12.4%

Total	$1,114.5	$961.5	$153.0	15.9%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first six months of 2006 as compared to the first six months of 2005 was primarily attributable to:
•	$60.6 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$38.4 million increase from revenue related to acquisitions within our Commercial Solutions group during the twelve-month period following the second quarter of 2005, including a provider of policy administration and business process services to the life insurance and annuity industry and a provider of product engineering outsourcing services.

•	$30.9 million increase from new contracts signed during the twelve-month period following the second quarter of 2005. This increase was composed of $28.2 million and $2.7 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Government Services
The $17.3 million, or 13.3%, net increase in revenue from the Government Services segment for the first six months of 2006 as compared to the first six months of 2005 was primarily attributable to existing program expansion, primarily associated with our support of the National Institute of Allergic and Infectious Diseases, the Naval Sea Systems Command and services provided to other governmental agencies. This net increase in revenue was also attributable to new services provided to the Departments of Education and Energy, as well as revenue from a safety, environmental and engineering services company that we acquired in the third quarter of 2005. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
Revenue from the Consulting and Applications Solutions segment of $99.4 million for the first six months of 2006, net of the elimination of intersegment revenue of $22.6 million, increased $5.8 million as compared to revenue of $93.6 million for the first six months of 2005, net of the elimination of intersegment revenue of $20.1 million. This net increase was primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Partially offsetting this increase was a year over year decrease in revenue from the implementation of prepackaged software applications. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
UBS
Revenue from UBS, our largest customer, was $151.6 million for the first six months of 2006, or 13.6% of our total revenue. This revenue is reported within the Industry Solutions and Consulting and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Six Months Ended
	June 30,
	2006	2005	Change
UBS revenue in Industry Solutions	$132.5	$130.6	1.5%
UBS revenue in Consulting and Applications Solutions	19.1	17.1	11.7%

Total revenue from UBS	$151.6	$147.7	2.6%

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
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the six months ended June 30, 2006, was 18.7%, which is lower than the gross margin for the six months ended June 30, 2005, of 22.2%. This year-to-year decrease in gross margin is primarily due to the following:
•	A $19.1 million decrease in gross profit from an infrastructure services contract with a Commercial Solutions customer. This decrease was due to a loss of $17.6 million on this contract that we incurred in the first six months of 2006, which reduced our gross margin 1.6 percentage points for the six months ended June 30, 2006.

•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7.6 million payment and reduced our liabilities by $2.7 million, both of which were recorded as a

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
reduction to direct cost of services. The dispute related to a contract we exited in 2003. This settlement resulted in a 1.1 percentage point increase in our gross margin for the first six months of 2005.

•	In the first quarter of 2005, we recorded revenue of $6.2 million and related direct cost of services of $0.6 million, resulting in gross profit of $5.6 million, associated with the termination of a contract. This additional gross profit resulted in a 0.4 percentage point decrease in our gross margin for the first six months ended June 30, 2005.

•	In the first six months of 2006, we recorded $3.0 million of additional stock compensation expense in direct cost of services as compared to the prior year period as a result of our adoption of FAS 123R.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2006, increased 11.5% to $133.6 million from $119.8 million for the six months ended June 30, 2005. SG&A for the first six months of 2006 was 12.0% of revenue, which is slightly lower than SG&A for the first six months of 2005 of 12.5% of revenue. The increase in SG&A expenses is primarily due to companies acquired during the twelve-month period following the second quarter of 2005 and $4.3 million of additional stock compensation expense associated with the implementation of FAS 123R.
Provision for Income Taxes
Our effective tax rate for the first six months of 2006 was 36.7% as compared to 38.3% for the same period in 2005. Our income tax expense for the first six months of 2006 included income tax expense of $0.8 million relating to the resolution of several issues raised in audits by tax authorities and includes the impact from similar tax issues in open tax years. This additional income tax expense increased our effective tax rate for the first six months of 2006 by 1.0 percentage points. Our income tax expense for the first six months of 2005 included $1.5 million of income tax expense on $23.5 million of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004. This additional income tax expense increased our effective tax rate for the first six months of 2005 by 1.6 percentage points. The remaining decrease in our effective tax rate in the first six months of 2006 as compared to the same period in 2005 was primarily due to a greater impact from tax-exempt investments.
Contract-related Contingencies
We have a contract that includes both non-construction services and construction services, and the construction services relate to a software development and implementation project. In accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services. As a result, we are deferring both the revenue on the software development and implementation project, consisting of the amounts we are billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. As of June 30, 2006, we have deferred contract costs, net, of $50.0 million relating to this contract. The amount of revenue that has been deferred on the software development and implementation project as of June 30, 2006, was $19.0 million. Because the cumulative costs incurred on the software development and implementation project exceed the project’s relative fair value, the costs in excess of the project’s relative fair value of $2.4 million and $5.0 million in the three and six months ended June 30, 2006, respectively, were expensed as incurred to direct cost of services. We are currently in negotiations with this customer regarding a possible change to our relationship that would be beneficial to both parties long-term, but could result in us impairing between approximately $40.0 million and $48.0 million of the contract costs that we have deferred as of June 30, 2006, on the software development and implementation project. Any agreement between us and this customer with respect to these matters is subject to the negotiation and finalization of definitive documents. However, if these negotiations do not result in a change to our relationship with this customer, we will continue to operate under the current contract. Under our current relationship with this customer, we expect the excess costs on the software development and implementation project to be approximately

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
$4.0 million in each quarterly period in the remainder of 2006 and 2007 and to continue beyond 2007 at levels that are currently uncertain. The amount of excess costs in all future periods would depend on various factors, including our success in implementing the software system. Under the current relationship, we expect that the future services, which include both the construction and the non-construction services, will be profitable and generate positive net cash flows in the aggregate over the remaining contract term, and we believe our deferred contract costs, net, of $50.0 million relating to this contract as of June 30, 2006, are realizable.
During the three and six months ended June 30, 2006, we incurred losses of $7.5 million and $17.6 million, respectively, on a contract with a customer of our Commercial Solutions group. We are in discussions with this customer regarding the terms of our contract, and while we currently expect the losses from this contract to continue, we expect that the amount of such losses will decrease over time. However, the amount of future losses may differ from our current expectations and may materially and adversely affect our results of operations.
Expected Effect of the End of Our Outsourcing Contract with UBS
UBS AG is our largest customer. During 2005, our UBS relationship generated $298.5 million, or 14.9%, of our revenue, which included $262.1 million of revenue and $53.4 million of gross profit from our outsourcing agreement with UBS that will end on January 1, 2007. Revenue and gross profit for the second quarter of 2006 from our outsourcing contract with UBS were $67.6 million and $13.9 million, respectively.
We continue to expect that we will lose substantially all of our revenue and profit from our outsourcing agreement with UBS when the contract ends on January 1, 2007, which represents a substantial majority of the total revenue and profit from our relationship with UBS. We expect that the expiration of the outsourcing agreement will have a disproportionately large effect on our profitability compared to the effect on our revenue. We expect the services we provide to UBS following the end of the IT Services Agreement will include offshore services, which are provided outside the scope of the outsourcing contract and represented $10.9 million of revenue in the second quarter of 2006. We do not expect significant changes in the offshore services we provide to UBS as a result of the end of the outsourcing contract.
Recent Development
We have reached an agreement in principle, subject to the negotiation and finalization of a definitive agreement, to acquire a services company with more than $250.0 million of annual revenue. If consummated, the acquisition would, in part, be financed by debt. The cost of funds and transaction costs may initially cause the acquisition to be neutral or slightly dilutive to earnings per share.
Liquidity and Capital Resources
We expect that existing cash and cash equivalents, expected cash flows from operating activities, and the $198.5 million that is available under our restated and amended credit facility will provide us sufficient funds to meet our operating needs for the foreseeable future. During the six months ended June 30, 2006, cash and cash equivalents decreased 3.4% to $250.7 million from $259.6 million at December 31, 2005.
Operating Activities
Net cash provided by operating activities was $48.1 million for the six months ended June 30, 2006, as compared to $32.4 million for the six months ended June 30, 2005. The primary reasons for the changes in cash provided by operating activities are as follows:
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our revenue for the second quarter of 2006 increased 17.2% as compared to the prior year period, while our days sales outstanding increased to 53 days at June 30, 2006, from 48 days at June 30, 2005, which resulted in a $21.6 million increase in the use of cash from our accounts receivable balances. Days sales outstanding is calculated as our outstanding accounts receivable balance at the end of the period divided by revenue for the quarterly period and multiplied by 90.
•	Cash provided by the changes in accounts payable and accrued liabilities was $31.2 million for the first six months of 2006 as compared to cash used of $1.2 million for the same period of the prior year. This change is primarily due to the timing of vendor payments.

•	During the six months ended June 30, 2006, we made net cash payments for income taxes of $30.1 million as compared to $25.1 million in the first six months of 2005.
Investing Activities
Net cash used in investing activities was $65.2 million for the six months ended June 30, 2006, as compared to net cash used in investing activities of $59.5 million for the same period in 2005. This change was primarily attributable to the following:
•	During the six months ended June 30, 2006, we paid $29.0 million for acquisitions of businesses, including $21.0 million for the acquisition of eServ LLC, a provider of product engineering outsourcing, and $8.0 million of additional consideration for the acquisition of Technical Management, Inc.

•	During the six months ended June 30, 2005, we paid $26.1 million for acquisitions of businesses, including $17.0 million and $6.9 million of additional consideration for the acquisitions of Soza & Company, Ltd. and ADI Technology Corporation, respectively.

•	During the six months ended June 30, 2006, we purchased $36.2 million of property, equipment and purchased software as compared to $33.4 million during the six months ended June 30, 2005. This increase was primarily related to our business expansion needs for data center and office facilities. We plan to significantly increase our data center capacity in the next 12 to 24 months, which could increase our future capital expenditures from current levels and reduce the amount of our available cash balances and borrowing capacity.
Financing Activities
Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2006, as compared to net cash used in financing activities of $10.1 million for the six months ended June 30, 2005. This increase is primarily due to an increase in the amount of cash received upon exercise of employee stock options, as well as a decrease in the amount of cash paid to repurchase shares of our Class A Common Stock.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2006, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances by $2.2 million, as the U.S. dollar weakened against the Euro, British Pound, Swiss Franc, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At June 30, 2006, we had 25 forward contracts to purchase and sell various currencies in the amount of $60.2 million, which expire at various times before the end of 2006.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Significant Accounting Standards to be Adopted
FASB Interpretation No. 48
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risk associated with foreign currencies as of December 31, 2005, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the three and six months ended June 30, 2006, there has been no material change in related market risk factors.
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
During the three months ended June 30, 2006, we integrated our India-based applications management business onto our PeopleSoft enterprise resource planning system and the related global processes and controls used by substantially all of the rest of our company. This resulted in a material change in our processes and controls over financial reporting for this portion of our business. We assessed the design effectiveness of the internal controls over the key processes affected by the system change. As a result of this assessment, management believes that we maintained adequate internal control over financial reporting.
Except as described above, there were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
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
We currently purchase and intend to continue to purchase the types and amounts of insurance coverage customary for the industry and geographies in which we operate. We have evaluated our risk and consider the coverage we carry to be adequate both in type and amount for the business we conduct.
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
We have accepted a settlement proposal presented to all issuer defendants under which we would not be required to make any cash payment or have any material liability. Pursuant to the proposed settlement, plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. Under the terms of the proposed settlement of claims against the issuer defendants, the insurance carriers for the issuers would pay the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement. The court has not yet issued a ruling with respect to the proposed settlement.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
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
ITEM 1A: RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans (1)	Under the Plans (1)
May 1, 2006 – May 31, 2006	372,800 (2)	$13.97	372,800

June 1, 2006 – June 30, 2006	808,282 (2)	$13.97	807,600	$16,300,000

(1)	On May 3, 2005, we announced that we initiated a $75 million stock buyback program. Pursuant to the program, we may repurchase shares of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of shareholders of the Company on May 10, 2006. The purpose of the meeting was to elect eleven nominees to serve as directors of the Company, approve the 2006 Non-Employee Director Equity Compensation Plan, and ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The number of shares voted with respect to each nominee was as follows:

Nominee	For	Withheld
Ross Perot	80,779,939	32,415,214
Ross Perot, Jr	109,476,510	3,718,643
Peter A. Altabef	110,079,754	3,115,399
Steven Blasnik	110,018,475	3,176,678
John S.T. Gallagher	112,158,585	1,036,568
Carl Hahn	109,556,043	3,639,110
DeSoto Jordan	83,391,099	29,804,054
Thomas Meurer	110,075,753	3,119,400
Cecil H. (C. H.) Moore, Jr	112,154,401	1,040,752
Anthony J. Principi	112,261,515	933,638
Anuroop (Tony) Singh	110,068,890	3,126,263

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors of the Company. The approval of the 2006 Non-Employee Director Equity Compensation Plan was approved by the shareholders. The vote was 57,144,605 for, 44,654,956 against, and 11,290,594 broker non-votes, with the holders of 104,998 shares abstaining. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified by the shareholders. The vote was 112,487,798 for and 667,079 against with the holders of 40,275 shares abstaining.
ITEM 6: EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.40*	Form of Change-in-Control Severance Agreement

10.41	2006 Non-Employee Director Equity Compensation Plan dated effective May 31, 2006 (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed May 25, 2006.)

31.1*	Rule 13a-14 Certification dated August 1, 2006, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 1, 2006, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated August 1, 2006, by Peter A. Altabef, President and Chief Executive Officer.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

32.2**	Section 1350 Certification dated August 1, 2006, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION
(Registrant)

Date: August 1, 2006	By /s/ ROBERT J. KELLY

Robert J. Kelly
Corporate Controller and Principal
Accounting Officer