Form 10-Q
period 2006-09-30
PEROT SYSTEMS CORP
filed 2006-10-31
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of October 27, 2006: 119,255,399 shares of Class A Common Stock and 816,638 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$197,100	$259,598
Short-term investments	104,475	—
Accounts receivable, net	337,943	277,780
Prepaid expenses and other	62,896	65,974

Total current assets	702,414	603,352
Property, equipment and purchased software, net	194,933	180,036
Goodwill	462,645	443,439
Deferred contract costs, net	56,318	85,313
Other non-current assets	56,921	58,480

Total assets	$1,473,231	$1,370,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,839	$38,680
Deferred revenue	38,433	28,035
Accrued compensation	54,215	60,024
Income taxes payable	34,458	51,064
Accrued and other current liabilities	94,856	81,812

Total current liabilities	264,801	259,615
Long-term debt	84,696	76,505
Non-current deferred revenue	65,765	47,143
Other non-current liabilities	9,686	26,822

Total liabilities	424,948	410,085

Commitments and contingencies
Stockholders’ equity:
Common stock	1,223	1,205
Additional paid-in capital	524,877	502,443
Retained earnings	543,162	494,082
Treasury stock	(32,532)	(35,332)
Deferred compensation	—	(11,394)
Accumulated other comprehensive income	11,553	9,531

Total stockholders’ equity	1,048,283	960,535

Total liabilities and stockholders’ equity	$1,473,231	$1,370,620

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars and shares in thousands, except per share data)

Revenue	$582,914	$510,078	$1,697,373	$1,471,581
Direct cost of services	513,718	403,636	1,420,217	1,151,889

Gross profit	69,196	106,442	277,156	319,692
Selling, general and administrative expenses	74,592	66,098	208,142	185,924

Operating income (loss)	(5,396)	40,344	69,014	133,768

Interest income	2,447	1,758	6,484	5,597
Interest expense	(1,343)	(869)	(3,461)	(2,474)
Other income (expense), net	1,722	612	2,442	599

Income (loss) before taxes	(2,570)	41,845	74,479	137,490
Provision (benefit) for income taxes	(2,883)	16,400	25,399	53,017

Net income	$313	$25,445	$49,080	$84,473

Basic and diluted earnings per common share:
Basic earnings per common share	$—	$0.22	$0.41	$0.72
Weighted average common shares outstanding	119,546	118,098	119,195	117,810

Diluted earnings per common share	$—	$0.21	$0.40	$0.70
Weighted average diluted common shares outstanding	121,817	121,794	121,821	121,540
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net income	$49,080	$84,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,762	41,675
Impairment of assets	46,333	787
Stock-based compensation	12,301	1,148
Change in deferred taxes	(11,627)	20,979
Excess tax benefits from stock-based compensation arrangements	(2,461)	—
Other non-cash items	312	1,155
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(48,948)	(52,533)
Prepaid expenses	(6,772)	(7,969)
Deferred contract costs, net	(22,338)	(36,245)
Accounts payable and accrued liabilities	16,277	1,912
Accrued compensation	(7,344)	(11,447)
Deferred revenue	30,512	24,120
Income taxes	(2,392)	3,863
Other current and non-current assets	(561)	8,689
Other current and non-current liabilities	935	3,377

Net cash provided by operating activities	111,069	83,984

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(54,819)	(54,116)
Acquisitions of businesses, net	(29,185)	(93,368)
Purchases of short-term investments	(146,480)	—
Net proceeds from the sale of short-term investments	42,005	—
Other	40	53

Net cash used in investing activities	(188,439)	(147,431)

Cash flows from financing activities:
Repayment of long-term debt	—	(78,652)
Proceeds from issuance of long-term debt	—	76,505
Proceeds from issuance of common and treasury stock	27,844	17,319
Excess tax benefits from stock-based compensation arrangements	2,461	—
Purchases of treasury stock	(17,685)	(20,655)
Other	197	(864)

Net cash provided by (used in) financing activities	12,817	(6,347)

Effect of exchange rate changes on cash and cash equivalents	2,055	(4,152)

Net decrease in cash and cash equivalents	(62,498)	(73,946)
Cash and cash equivalents at beginning of period	259,598	304,786

Cash and cash equivalents at end of period	$197,100	$230,840

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries and all significant intercompany transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, in our Annual Report on Form 10-K filed with the SEC on February 27, 2006. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results for the year ending December 31, 2006.
Certain of the 2005 amounts in the accompanying financial statements have been reclassified to conform to the current presentation.
Short-term investments
During September 2006, we purchased $104,475, net, of short-term investments, which consists of Variable Rate Demand Notes (VRDN). Our VRDN investments are tax-exempt instruments of high credit quality. The primary objectives of VRDN investments are preservation of invested funds, liquidity sufficient to meet cash flow requirements, and yield. VRDN securities have variable interest rates that reset at regular intervals of one, seven, 28, or 35 days. Although VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments. We classify these short-term investments as available for sale in accordance with Statement of Financial Accounting Standards (FAS) No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” Because our VRDNs have short reset periods, their cost approximates fair value.
Significant Accounting Standards to be Adopted
FASB Interpretation No. 48
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions, as defined. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Any change in net assets that results from the application of the interpretation will be recorded as an adjustment to retained earnings. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.
FASB Statement No. 157
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
beginning after November 15, 2007. Our adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.
SEC Staff Accounting Bulletin No. 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We expect that the application of the provisions of SAB 108 will not have a material effect on our consolidated financial statements.
NOTE 2. ACQUISITIONS
During the second quarter of 2006, we determined that Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG), met their financial targets for 2005, and we paid $7,500 of additional consideration in cash. In addition, in 2006 we paid $590 in cash and transaction costs and increased net assets acquired by $461 as a result of various purchase price adjustments. The net amount of $7,629 was recorded as additional goodwill that was assigned to the Industry Solutions segment and is not deductible for tax purposes.
On February 28, 2006, we acquired substantially all of the assets of eServ LLC, a provider of product engineering outsourcing services. As a result of the acquisition, we broadened our suite of BPO services for the automotive, manufacturing and industrial services markets. The initial purchase price for eServ was $21,124, of which $3,051 is being held in escrow for up to approximately two years, and we may make additional payments totaling up to $7,000 in cash in 2007 and 2008. The possible future payments are contingent upon eServ achieving certain financial targets for 2006 and 2007. The results of operations of eServ and the estimated fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of the eServ purchase consideration to the assets and liabilities acquired, including goodwill, is not final due to a potential contractual purchase price adjustment. The fair values of the acquired purchased software and intangible assets totaled $620 and $5,010, respectively, resulting in the estimated excess purchase price over net assets acquired of $12,436, which was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Industry Solutions segment, and is deductible for tax purposes. Any additional future payments will be recorded as additional goodwill in the Industry Solutions segment.
The following table summarizes the adjusted fair values of the eServ assets acquired and liabilities assumed at the date of acquisition.

As of
February 28,
2006
Current assets	$4,295
Property, equipment and purchased software, net	1,942
Goodwill	12,436
Identifiable intangible assets	5,010
Other non-current assets	620

24,303
Current liabilities	(2,717)
Other non-current liabilities	(462)

Total consideration paid as of September 30, 2006	$21,124

This business is not considered to be material to our consolidated results of operations, financial position, and cash flows.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 3. GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by reportable segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
Balance as of December 31, 2005	$250,208	$127,552	$65,679	$443,439
Estimated goodwill from eServ acquisition	12,436	—	—	12,436
Additional goodwill for TAG acquisition	7,629	—	—	7,629
Reclassification of goodwill due to change in reporting units	(15,471)	—	15,471	—
Other	—	(52)	(807)	(859)

Balance as of September 30, 2006	$254,802	$127,500	$80,343	$462,645

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
NOTE 4. DEFERRED CONTRACT COSTS, NET, AND IDENTIFIABLE INTANGIBLE ASSETS
Deferred contract costs, net
During September 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Under the original contract, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services based on the guidance of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” As a result, we were deferring both the revenue on the software development and implementation project, consisting of the amounts we were billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. At June 30, 2006 and December 31, 2005, we had deferred $48,400 and $48,000, respectively, of costs related to the software development and implementation project. Following the contract modification in September 2006, we impaired $43,700 of the deferred costs and recorded this charge to direct cost of services in the condensed consolidated income statements. The remaining deferred costs represent the relative fair value of the software delivered under the modified contract. Prior to the contract modification, we had deferred approximately $19,000 of revenue under the original contract terms, which represents fees collected in advance of the software implementation, and was included in non-current deferred revenue on the condensed consolidated balance sheet. Under the terms of the modified contract, we signed a promissory note to pay the customer $12,000 over four years and we have recorded the present value of this note of $10,600 as of September 30, 2006 as a reduction of deferred revenue. We will amortize the remaining $4,700 of deferred costs and $8,400 of deferred revenue over the term of the modified contract of approximately seven years.
The remaining balances of deferred contract costs, net, at September 30, 2006 and December 31, 2005, relate primarily to deferred contract setup costs, which are amortized on a straight-line basis over the lesser

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract setup costs was $2,530 and $7,584 for the three and nine months ended September 30, 2006, and $1,357 and $3,222 for the three and nine months ended September 30, 2005, respectively.
Identifiable intangible assets
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of September 30, 2006
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Service mark	$4,293	$(3,801)	$492
Customer-based intangible assets	38,149	(20,021)	18,128
Other intangible assets	7,153	(4,903)	2,250

Total	$49,595	$(28,725)	$20,870

During the third quarter of 2006, we determined a service mark was impaired and recorded a charge of $1,356 to the condensed consolidated income statements.
Total amortization expense for identifiable intangible assets was $2,076 and $6,070 for the three and nine months ended September 30, 2006, and $1,661 and $4,240 for the three and nine months ended September 30, 2005, respectively. Amortization expense is estimated at $7,971, $7,031, $5,494, $3,724, $2,518 and $202 for the years ended December 31, 2006 through 2011, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to six years. The weighted average useful life is approximately five years.
NOTE 5. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net income	$313	$25,445	$49,080	$84,473
Foreign currency translation adjustments	1,072	(953)	2,003	2,603
Other	—	—	19	—

Total comprehensive income	$1,385	$24,492	$51,102	$87,076

NOTE 6. STOCKHOLDERS’ EQUITY
At September 30, 2006, there were 119,053 shares of our Class A Common Stock outstanding and 817 shares of our Class B Common Stock outstanding. At December 31, 2005, there were 117,041 shares of our Class A Common Stock outstanding and 759 shares of our Class B Common Stock outstanding. In 2006, we acquired 1,262 shares of Class A Common Stock for $17,685 and issued 1,741 shares of Class A Common Stock and 1,533 shares of Class A Common Stock from treasury for our stock-based compensation plans. In addition, in 2006 we issued 58 shares of Class B Common Stock upon exercise of Class B stock options.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 7. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Stock-based compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and, in most cases, eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was allowed under the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We continue to account for options issued prior to our initial public offering under APB 25 as required by FAS 123R.
We adopted FAS 123R using the modified prospective method. Under this transition method, stock compensation expense for the three and nine months ended September 30, 2006, included the cost for all share-based payments made since our IPO and prior to January 1, 2006, but not yet vested, as well as those share-based payments made subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with FAS 123 and FAS 123R, which we estimate using the Black-Scholes option pricing model and record in direct cost of services or in selling, general and administrative expenses on a straight-line basis over the vesting period. In addition, upon adoption of FAS 123R, we began recording the related deferred income tax benefits associated with stock compensation expense and began reflecting the excess tax benefits from the exercise of stock-based compensation awards in cash flows from financing activities. Results for prior periods have not been restated.
For the three and nine months ended September 30, 2006, stock option compensation expense and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in diluted earnings per common share, were as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Direct cost of services	$1,264	$4,307
Selling, general and administrative expenses	1,978	6,323

Total stock compensation expense from stock options and ESPP	3,242	10,630
Stock compensation expense from stock options and ESPP, net of tax	2,158	7,092
Decrease in diluted earnings per common share	$0.02	$0.06
Stock compensation expense otherwise charged against income, primarily for restricted stock units, was $573 ($361 net of tax) and $1,671 ($1,053 net of tax) for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, we recorded stock compensation benefit of $117 ($75 net of tax) and expense of $1,148 ($724 net of tax), respectively.
At September 30, 2006, there was $36,248 of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based payments, which is expected to be recognized over a weighted-average period of 2.2 years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
The following table illustrates the effect on net income and earnings per common share as if we had elected to adopt the expense recognition provisions of FAS 123 for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income
As reported	$25,445	$84,473
Add: stock-based compensation expense/(benefit) included in reported net income, net of related tax effects	(75)	724
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,638)	(10,353)

Pro forma	$22,732	$74,844
Basic earnings per common share
As reported	$0.22	$0.72
Pro forma	$0.19	$0.64
Diluted earnings per common share
As reported	$0.21	$0.70
Pro forma	$0.19	$0.62
We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for each period are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006(1)	2005	2006	2005
Weighted average risk free interest rates	—	4.00%	4.76%	3.87%
Weighted average life (in years)	—	5.0	5.2	5.1
Volatility	—	44%	35%	43%
Expected dividend yield	—	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$—	$6.18	$5.94	$6.14

(1)	No stock options were granted for the three months ended September 30, 2006.
Prior to January 1, 2006, with the exception of grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year. The expected life for cliff vesting grants was generally equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. For those stock options granted subsequent to December 31, 2005, we estimated the expected life of each grant as the weighted average expected life of each tranche of the granted option, which was estimated based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. For stock valuation purposes, we have separated our employees into two groups — executives and non-executives — for determining historical exercise behavior and forfeiture rates. Expected volatility of our stock price was based on implied volatilities from traded options on our common stock and on historical volatility over the expected term of the granted option. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

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
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in Years)	Value
Outstanding at January 1, 2006	25,342	$14.81
Granted	83	15.00
Exercised	(2,527)	8.57
Forfeited	(4,872)	20.62

Outstanding at September 30, 2006	18,026	14.12	4.52	$36,715
Exercisable at September 30, 2006	10,113	14.77	4.16	26,084
The following table summarizes information about options for Class A Common Stock outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Number	Price	Life	Number	Price
$0.25 - $5.00	1,315	$2.21	1.30	1,068	$2.06
$5.01 - $10.00	2,403	9.66	5.59	1,823	9.66
$10.01 - $15.00	8,192	12.48	4.51	2,858	11.72
$15.01 - $20.00	2,434	16.36	5.00	1,038	16.86
$20.01 - $25.00	3,682	23.46	4.67	3,326	23.61

Total	18,026	14.12	4.52	10,113	14.77

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
The following table summarizes information about the aggregate intrinsic value and income tax benefits from the exercise of our Class A stock options and the vesting of restricted stock units during the three and nine month periods ended September 30, 2006 and 2005, as well as the amount of cash received from our stock-based compensation arrangements for the same periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Aggregate intrinsic value of Class A stock options exercised and restricted stock units vesting	$3,488	$5,592	$15,396	$15,407
Income tax benefits from the exercise of Class A stock options	$1,178	$2,198	$4,802	$3,476
Cash received from our stock-based compensation arrangements	$7,423	$6,359	$27,631	$15,403
Of the total income tax benefit of $1,178 and $4,802 for the three and nine months ended September 30, 2006, $492 and $2,461, respectively, was reflected as excess tax benefits from stock-based compensation arrangements in net cash provided by financing activities in our condensed consolidated statements of cash flows for the same periods. In addition, upon adoption of FAS 123R, we reclassified the deferred compensation balance at December 31, 2005, of $11,394, which related primarily to the unearned compensation expense on restricted stock units, to additional paid-in capital.
The number of outstanding nonvested restricted stock units as of September 30, 2006 and December 31, 2005, was 775 and 807, respectively, with a weighted-average grant-date fair value per share of $14.44 and $14.42, respectively. The number of nonvested restricted stock units that vested or forfeited during the first nine months of 2006 was insignificant.
NOTE 8. INCOME TAXES
Our effective tax rate for the first nine months of 2006 was 34.1% as compared to 38.6% for the same period in 2005. Our income tax expense for the first nine months of 2005 included $2,695 of income tax expense on $42,115 of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004. This income tax expense increased our effective tax rate for the first nine months of 2005 by 2.0 percentage points. The remaining decrease in our effective tax rate in the first nine months of 2006 as compared to the same period in 2005 was primarily due to a greater impact from tax-exempt investments and our foreign operations.
NOTE 9. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
combined line of business, Consulting and Applications Solutions, provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct cost of services of approximately $13,219 and $12,056 for the three months ended September 30, 2006 and 2005, respectively, and $35,817 and $32,164 for the nine months ended September 30, 2006 and 2005, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the other segments.
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
The following is a summary of certain financial information by reportable segment for the three and nine months ended September 30, 2006 and 2005.

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
For the three months ended September 30, 2006:
Revenue	$457,530	$73,016	$65,587	$(13,219)	$582,914
Income (loss) before taxes	(14,875)	5,548	9,001	(2,244)	(2,570)

For the three months ended September 30, 2005:
Revenue	$391,470	$69,216	$61,448	$(12,056)	$510,078
Income before taxes	23,659	4,609	13,345	232	41,845

For the nine months ended September 30, 2006:
Revenue	$1,325,194	$220,419	$187,577	$(35,817)	$1,697,373
Income (loss) before taxes	34,166	15,616	25,208	(511)	74,479

For the nine months ended September 30, 2005:
Revenue	$1,129,254	$199,364	$175,127	$(32,164)	$1,471,581
Income (loss) before taxes	98,265	11,969	27,854	(598)	137,490
All prior period amounts have been adjusted to reflect the combination of the Consulting Solutions group with the Applications Solutions line of business.
During the third quarter of 2006, we recorded $43,700 of expense in direct cost of services, associated with the impairment of deferred software development and implementation costs which is included in the Industry Solutions segment.
For the nine months ended September 30, 2006 and 2005, revenue from one customer, UBS, comprised 13% and 15% of total revenue, respectively. Our outsourcing agreement with UBS, which represented 12% of our consolidated revenue for the nine months ended September 30, 2006, will end on January 1, 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic Earnings per Common Share
Net income	$313	$25,445	$49,080	$84,473

Weighted average common shares outstanding	119,546	118,098	119,195	117,810

Basic earnings per common share	$—	$0.22	$0.41	$0.72

Diluted Earnings per Common Share
Net income	$313	$25,445	$49,080	$84,473

Weighted average common shares outstanding	119,546	118,098	119,195	117,810
Incremental shares assuming dilution	2,271	3,696	2,626	3,730

Weighted average diluted common shares outstanding	121,817	121,794	121,821	121,540

	$—	$0.21	$0.40	$0.70

For the three and nine months ended September 30, 2006, outstanding options to purchase 7,678 and 6,172 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the three and nine months ended September 30, 2006, we determined whether an option was dilutive or anti-dilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds from and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost on each stock option.
For the three and nine months ended September 30, 2005, outstanding options to purchase 12,344 and 12,481 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the three and nine months ended September 30, 2005, we determined whether an option was dilutive or anti-dilutive based on the exercise prices for each option as compared to the average market price of our common shares for that period.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages, statutory compensation and costs and expenses of the litigation. These suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and focus on alleged improper practices of investment banks, including the alleged receipt by the underwriters of undisclosed commissions and alleged requirements for customers to purchase stock in the aftermarket. In February 2003, the court dismissed the plaintiffs’ Rule 10b-5 claims against us, but did not dismiss the remaining claims. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation.
We have accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement. The court has not yet issued a ruling with respect to the proposed settlement.
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
During the three and nine months ended September 30, 2006, we incurred losses of $8,000 and $25,600, respectively, on a contract with a customer in our Commercial Solutions group. In October 2006, we reached an amicable agreement with this client, resolving our disputes over the scope, service levels and fees under an infrastructure services contract. Under the terms of the modified contract, we will continue to provide services and expect the contract to generate positive gross profits in the aggregate over the remaining contract term. Due to ongoing transition activities, we expect to continue to incur operating losses on this contract through 2007. We expect these losses to be at reduced levels in comparison to the losses incurred during the third quarter of 2006. Over the term of the modified contract of approximately five years, we will recognize $11,400 of deferred revenue related to services performed prior to signing the modified contract. This deferred revenue includes amounts paid to us by the client upon execution of the modified contract, amounts paid to us by the client with contingencies that were released under the terms of the modified contract, and liabilities we had recorded related to potential claims under the previous contract that were released under the terms of the modified contract. We and our client have waived rights to make certain claims for events that occurred prior to the effective date of the modified contract.

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
Lines of Business
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This combined line of business, Consulting and Applications Solutions, provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing, primarily under short-term contracts related to specific projects.
Overview of Our Financial Results for the Third Quarter of 2006
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Modification of Customer Contracts
During September 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Under the original contract, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services based on the guidance of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” As a result, we were deferring both the revenue on the software development and implementation project, consisting of the amounts we were billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. At June 30, 2006 and December 31, 2005, we had deferred $48.4 million and $48.0 million, respectively, of costs related to the software development and implementation project. Following the contract modification in September 2006, we impaired $43.7 million of the deferred costs and recorded this charge to direct cost of services in the condensed consolidated income statements. The remaining deferred costs represent the relative fair value of the software delivered under the modified contract. Prior to the contract modification, we had deferred approximately $19.0 million of revenue under the original contract terms, which represents fees collected in advance of the software implementation, and was included in non-current deferred revenue on the condensed consolidated balance sheet. Under the terms of the modified contract, we signed a promissory note to pay the customer $12.0 million over four years and we have recorded the present value of this note of $10.6 million as of September 30, 2006 as a reduction of deferred revenue. We will amortize the remaining $4.7 million of deferred costs and $8.4 million of deferred revenue over the term of the modified contract of approximately seven years.
During the three and nine months ended September 30, 2006, we incurred losses of $8.0 million and $25.6 million, respectively, on a contract with a customer in our Commercial Solutions group. In October 2006, we reached an amicable agreement with this client, resolving our disputes over the scope, service levels and fees under an infrastructure services contract. Under the terms of the modified contract, we will continue to provide services and expect the contract to generate positive gross profits in the aggregate over the remaining contract term. Due to ongoing transition activities, we expect to continue to incur operating losses on this contract through 2007. We expect these losses to be at reduced levels in comparison to the losses incurred during the third quarter of 2006. Over the term of the modified contract of approximately five years, we will recognize $11.4 million of deferred revenue related to services performed prior to signing the modified contract. This deferred revenue includes amounts paid to us by the client upon execution of the modified contract, amounts paid to us by the client with contingencies that were released under the terms of the modified contract, and liabilities we had recorded related to potential claims under the previous contract that were released under the terms of the modified contract. We and our client have waived rights to make certain claims for events that occurred prior to the effective date of the modified contract.
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the third quarter of 2006 grew by 14.3% as compared to the third quarter of 2005. As discussed in more detail below, this revenue growth came primarily from the following:
▪	A net increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.
▪	Revenue from new contracts signed during the twelve-month period following the third quarter of 2005.
▪	Revenue from a company acquired during the twelve-month period following the third quarter of 2005.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the third quarter of 2006 decreased to $0.00 per share from $0.21 per share for the third quarter of 2005. This decrease came primarily from:
▪	As discussed above in “Modification of Customer Contracts,” during the third quarter of 2006, we modified a customer contract and recorded $43.7 million of expense in direct cost of services, or approximately $0.22 per diluted share, associated with the impairment of deferred software development and implementation costs.
▪	During the third quarter of 2006, we recorded expense of $5.8 million, or approximately $0.03 per diluted share, related to actions to strengthen future profitability. This expense is attributable to the consolidation and elimination of facilities and products, the combination of units, and severance expense.
▪	As discussed above in “Modification of Customer Contracts,” during the third quarter of 2006, we incurred an $8.0 million loss on an infrastructure services contract with a Commercial Solutions customer, which compares to a $3.1 million loss in the same period in 2005. The year-over-year increase in losses from this contract results in a decrease in gross profit of $4.9 million, or approximately $0.03 per diluted share.
▪	Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was allowed under the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” As a result, during the third quarter of 2006, we recorded additional stock compensation expense of $3.2 million ($2.2 million net of tax) as compared to the third quarter of 2005, which reduced our earnings by approximately $0.02 per diluted share. Of this additional stock compensation expense, $1.2 million was recorded in direct cost of services and $2.0 million was recorded in selling, general and administrative expenses.
Partially offsetting these decreases were a tax benefit of $0.9 million, net, in the third quarter of 2006, related to resolving certain prior year tax matters, and tax expense of $1.2 million in the third quarter of 2005 related to the repatriation of cash to the United States under the American Jobs Creation Act of 2004.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended September 30, 2006, was $105.7 million as compared to $93.2 million for the twelve months ended September 30, 2005. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	September 30
	2006	2005
Net cash provided by operating activities	$176.8	$158.3
Purchases of property, equipment and software	(71.1)	(65.1)

Free cash flow	$105.7	$93.2

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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending September 30, 2006, the amount of TCV signed was $2.3 billion, as compared to $1.3 billion for the twelve-month period ending September 30, 2005.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2006 and 2005
Revenue
Revenue for the third quarter of 2006 increased from the third quarter of 2005 across all segments. Below is a summary of our revenue for the third quarter of 2006 as compared to the third quarter of 2005 (amounts in millions):

	Three months ended September 30
	2006	2005	$ Change	% Change
Industry Solutions	$457.5	$391.5	$66.0	16.9%
Government Services	73.0	69.2	3.8	5.5%
Consulting and Applications Solutions	65.6	61.5	4.1	6.7%
Elimination of intersegment revenue	(13.2)	(12.1)	(1.1)	9.1%

Total	$582.9	$510.1	$72.8	14.3%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the third quarter of 2006 as compared to the third quarter of 2005 was primarily attributable to:
▪	$35.6 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

▪	$18.8 million increase from new contracts signed during the twelve-month period following the third quarter of 2005. This increase was composed of $17.3 million and $1.5 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

▪	$11.6 million increase from revenue related to an acquisition within our Commercial Solutions group in the first quarter of 2006. The acquired company is a provider of product engineering outsourcing services.
Net increases in revenue from contracts in the healthcare industry are largely due to changes in the healthcare industry, which has required increased system investment by our customers and new customers. Because of the complexities associated with system changes, combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. The strength in healthcare revenue comes primarily from two factors:
▪	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process services was immature. As a result, we have an established presence and brand, which we have strengthened primarily through internal investments in software and solutions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
▪	The healthcare industry continues to be in a state of change as health systems look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and as the rate of medical cost inflation continues to be high. Clinical transformation revolutionizes the way in which the healthcare provider community uses information technology to automate the clinical process resulting in improvements in both healthcare quality and efficiency.
Government Services
The $3.8 million, or 5.5%, net increase in revenue from the Government Services segment for the third quarter of 2006 as compared to the third quarter of 2005 was primarily attributable to project work associated with our support of the Department of Defense, existing program expansion primarily attributable to services provided to the Departments of Education and Energy, and revenue from a safety, environmental and engineering services company that we acquired in the third quarter of 2005, for which we did not recognize a full quarter of revenue in 2005. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
Revenue from the Consulting and Applications Solutions segment of $52.4 million for the third quarter of 2006, net of the elimination of intersegment revenue of $13.2 million, increased $3.0 million as compared to revenue of $49.4 million for the third quarter of 2005, net of the elimination of intersegment revenue of $12.1 million. This net increase was primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Partially offsetting this increase was a year over year decrease in revenue from the implementation of prepackaged software applications. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
UBS
Revenue from UBS, our largest customer, was $75.8 million for the third quarter of 2006, or 13.0% of our total revenue. This revenue is reported within the Industry Solutions and Consulting and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Three Months Ended
	September 30,
	2006	2005	Change
UBS revenue in Industry Solutions	$64.3	$66.0	(2.6%)
UBS revenue in Consulting and Applications Solutions	11.5	9.4	22.3%

Total revenue from UBS	$75.8	$75.4	0.5%

As discussed below under “Expected Effect of the End of Our Outsourcing Contract with UBS,” we expect that we will lose substantially all of the revenue that is reported within the Industry Solutions line of business when our outsourcing agreement with UBS ends on January 1, 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the third quarter of 2006, was 11.9% of revenue, a decrease of 9.0 percentage points from the gross margin for the third quarter of 2005 of 20.9%. This year-to-year decrease in gross margin is primarily due to the following:
▪	As discussed in “Modification of Customer Contracts,” in the third quarter of 2006, we modified a customer contract and recorded $43.7 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs.

▪	A $4.9 million decrease in gross profit from an infrastructure services contract with a Commercial Solutions customer discussed in “Modification of Customer Contracts.” This decrease was due to an $8.0 million loss on this contract that we incurred in the third quarter of 2006.

▪	In the third quarter of 2006, we recorded $1.2 million of additional stock compensation expense in direct cost of services as compared to the prior year period as a result of our adoption of FAS 123R.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2006 increased 12.9% to $74.6 million from $66.1 million for the third quarter of 2005. As a percentage of revenue, SG&A for the third quarter of 2006 was 12.8% of revenue, which is slightly lower than SG&A for the third quarter of 2005 of 13.0% of revenue. The increase in SG&A expenses is primarily due to $4.5 million of expense related to implementing profit improvement actions and an asset impairment, $1.7 million of acquisition-related SG&A, and $2.0 million of additional stock compensation expense that was recorded as a result of our adoption of FAS 123R.
Provision for Income Taxes
Our effective tax rate for the third quarter of 2006 was a benefit of 112.2% as compared to an expense of 39.2% for the same period in 2005. Our income tax benefit for the third quarter of 2006 included an income tax benefit of $0.9 million, net, relating to the resolution of issues raised in audits by tax authorities and includes the impact from similar tax issues in open tax years. Our income tax expense for the third quarter of 2005 included $1.2 million of income tax expense on $18.6 million of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004. This income tax expense increased our effective tax rate for the third quarter of 2005 by 2.9 percentage points. Additional factors impacting the third quarter of 2006 effective tax rate were an increase in the amount of tax-exempt investment income in 2006 as compared to 2005 and a significant reduction in pretax income resulting from asset impairments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Nine Months Ended September 30, 2006 and 2005
Revenue
Revenue for the nine months ended September 30, 2006, increased from the nine months ended September 30, 2005 in all segments. Below is a summary of our revenue for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 (amounts in millions):

	Nine months ended September 30,
	2006	2005	$ Change	% Change
Industry Solutions	$1,325.2	$1,129.3	$195.9	17.3%
Government Services	220.4	199.4	21.0	10.5%
Consulting and Applications Solutions	187.6	175.1	12.5	7.1%
Elimination of intersegment revenue	(35.8)	(32.2)	(3.6)	11.2%

Total	$1,697.4	$1,471.6	$225.8	15.3%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first nine months of 2006 as compared to the first nine months of 2005 was primarily attributable to:
▪	$94.3 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

▪	$45.6 million increase from new contracts signed during the twelve-month period following the third quarter of 2005. This increase was composed of $41.4 million and $4.2 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

▪	$31.1 million increase from revenue related to an acquisition within our Commercial Solutions group during the third quarter of 2005, for which we did not recognize a full nine months of revenue in 2005. The acquired company is a provider of policy administration and business process services to the life insurance and annuity industry.

▪	$24.9 million increase from revenue related to an acquisition within our Commercial Solutions group in the first quarter of 2006. The acquired company is a provider of product engineering outsourcing services.
Government Services
The $21.0 million, or 10.5%, increase in revenue from the Government Services segment for the first nine months of 2006 as compared to the first nine months of 2005 was primarily attributable to new services provided to the Departments of Education and Energy, revenue from a safety, environmental and engineering services company that we acquired in the third quarter of 2005, for which we did not recognize a full nine months of revenue in 2005, and project work associated with our support of the Department of Defense. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Consulting and Applications Solutions
Revenue from the Consulting and Applications Solutions segment of $151.8 million for the first nine months of 2006, net of the elimination of intersegment revenue of $35.8 million, increased $8.9 million as compared to revenue of $142.9 million for the first nine months of 2005, net of the elimination of intersegment revenue of $32.2 million. This net increase was primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Partially offsetting this increase was a year over year decrease in revenue from the implementation of prepackaged software applications. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
UBS
Revenue from UBS, our largest customer, was $227.5 million for the first nine months of 2006, or 13.4% of our total revenue. This revenue is reported within the Industry Solutions and Consulting and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Nine months ended
	September 30
	2006	2005	Change
UBS revenue in Industry Solutions	$196.8	$196.6	0.1%
UBS revenue in Consulting and Applications Solutions	30.7	26.4	16.3%

Total revenue from UBS	$227.5	$223.0	2.0%

As discussed below under “Expected Effect of the End of Our Outsourcing Contract with UBS,” we expect that we will lose substantially all of the revenue that is reported within the Industry Solutions line of business when our outsourcing agreement with UBS ends on January 1, 2007.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the nine months ended September 30, 2006, was 16.3% of revenue, which is lower than the gross margin for the nine months ended September 30, 2005, of 21.7%. This year-to-year decrease in gross margin is primarily due to the following:
▪	As discussed above in “Modification of Customer Contracts,” during the third quarter of 2006 we modified a customer contract and recorded $43.7 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs.

▪	A $24.0 million decrease in gross profit from an infrastructure services contract with a Commercial Solutions customer discussed in “Modification of Customer Contracts.” This decrease was due to a loss of $25.6 million on this contract that we incurred in the first nine months of 2006.

▪	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7.6 million payment and reduced our liabilities by $2.7 million, both of which were recorded as a reduction to direct cost of services. The dispute related to a contract we exited in 2003.

▪	In the first nine months of 2006, we recorded $4.3 million of additional stock compensation expense in direct cost of services as compared to the prior year period as a result of our adoption of FAS 123R.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2006, increased 11.9% to $208.1 million from $185.9 million for the nine months ended September 30, 2005. As a percentage of revenue, SG&A for the first nine months of 2006 was 12.3% of revenue, which is slightly lower than SG&A for the first nine months of 2005 of 12.6% of revenue. The increase in SG&A expenses

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
is primarily due to $9.8 million of acquisition-related SG&A, $6.3 million of additional stock compensation expense that was recorded as a result of our adoption of FAS 123R, and $4.5 million of expense related to implementing profit improvement actions and an asset impairment.
Provision for Income Taxes
Our effective tax rate for the first nine months of 2006 was 34.1% as compared to 38.6% for the same period in 2005. Our income tax expense for the first nine months of 2005 included $2.7 million of income tax expense on $42.1 million of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004. This income tax expense increased our effective tax rate for the first nine months of 2005 by 2.0 percentage points. The remaining decrease in our effective tax rate in the first nine months of 2006 as compared to the same period in 2005 was primarily due to a greater impact from tax-exempt investments and our foreign operations.
Expected Effect of the End of Our Outsourcing Contract with UBS
UBS AG is our largest customer. During 2005, our UBS relationship generated $298.5 million, or 14.9%, of our revenue, which included $262.1 million of revenue and $53.4 million of gross profit from our outsourcing contract with UBS that will end on January 1, 2007. Revenue and gross profit for the third quarter of 2006 from our outsourcing contract with UBS were $64.3 million and $13.7 million, respectively.
We continue to expect that we will lose substantially all of our revenue and profit from our outsourcing agreement with UBS when the contract ends on January 1, 2007, which represents a substantial majority of the total revenue and profit from our relationship with UBS. We expect that the expiration of the outsourcing agreement will have a disproportionately large effect on our profitability compared to the effect on our revenue. We expect the services we provide to UBS following the end of the IT Services Agreement will include offshore services, which are provided outside the scope of the outsourcing contract and represented $11.5 million of revenue in the third quarter of 2006. We do not expect significant changes in the offshore services we provide to UBS as a result of the end of the outsourcing contract.
Liquidity and Capital Resources
At September 30, 2006, we have cash and cash equivalents of $197.1 million and short-term investments of $104.5 million. We believe our existing cash and cash equivalents, short-term investments, expected cash flows from operating activities, and the $198.5 million that is available under our restated and amended credit facility will provide us sufficient funds to meet our operating needs for the foreseeable future.
Operating Activities
Net cash provided by operating activities was $111.1 million for the nine months ended September 30, 2006, as compared to $84.0 million for the nine months ended September 30, 2005. For the same nine month periods, net income was $49.1 million in 2006 as compared to $84.5 million in 2005. The reduction in net income in 2006 includes non-cash asset impairments of $46.3 million. The other primary reasons for the increase of $27.1 million in cash provided by operating activities were:
▪	Cash provided by the changes in accounts payable and accrued liabilities was $16.3 million for the first nine months of 2006 as compared to cash provided of $1.9 million for the same period of the prior year. This change is primarily due to the timing of vendor payments.

▪	Cash provided from a reduction in spending on deferred contract costs for the nine months ended September 30, 2006 as compared to the same period last year.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

▪	Cash provided by an increase in deferred revenue received from clients for the nine months ended September 30, 2006 as compared to the same period last year.
Partially offsetting these increases in cash provided by operating activities was an increase in cash paid for income taxes. During the nine months ended September 30, 2006, we made cash payments for income taxes of $38.8 million as compared to $28.3 million in the first nine months of 2005.
Investing Activities
Net cash used in investing activities was $188.4 million for the nine months ended September 30, 2006, as compared to net cash used in investing activities of $147.4 million for the same period in 2005. This change was primarily attributable to the following:
▪	During the nine months ended September 30, 2006, we purchased short-term investments of $104.5 million, net.

▪	During the nine months ended September 30, 2006, we paid $29.2 million for acquisitions of businesses, including $21.1 million for the acquisition of eServ LLC, a provider of product engineering outsourcing, and $8.1 million of additional consideration for the acquisition of Technical Management, Inc.

▪	During the nine months ended September 30, 2005, we paid $93.4 million for acquisitions, including $60.0 million (net of cash received) for the acquisition of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc., $17.0 million as additional consideration related to the acquisition of Soza & Company, Ltd., $7.3 million (net of cash received) for the acquisition of PrSM Corporation, $6.9 million as additional consideration related to the acquisition of ADI Technology Corporation, and $2.2 million related to the acquisition of one other company.
Financing Activities
Net cash provided by financing activities was $12.8 million for the nine months ended September 30, 2006, compared to net cash used in financing activities of $6.3 million for the nine months ended September 30, 2005. This increase is primarily due to an increase in the amount of cash received upon exercise of employee stock options, as well as a decrease in the amount of cash paid to repurchase shares of our Class A Common Stock.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2006, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances by $2.1 million, as the U.S. dollar weakened against the Euro, British Pound, Swiss Franc, and other currencies. During the nine months ended September 30, 2005, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $4.2 million, as the U.S. dollar strengthened against the Euro, the British Pound, Swiss Franc and the Indian Rupee. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At September 30, 2006, we had forward contracts to purchase and sell various currencies in the amount of $73.7 million, which expire at various times before the end of 2007.
Significant Accounting Standards to be Adopted
FASB Interpretation No. 48
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions, as defined. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. Any change in net assets that results from the application of the interpretation will be recorded as an adjustment to retained earnings. This interpretation is effective for fiscal years beginning after

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.
FASB Statement No. 157
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.
SEC Staff Accounting Bulletin No. 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. We expect that the application of the provisions of SAB 108 will not have a material effect on our consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risk associated with foreign currencies as of December 31, 2005, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. For the three and nine months ended September 30, 2006, there has been no material change in related market risk factors.
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
FORM 10-Q
For the Quarter Ended September 30, 2006
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages, statutory compensation and costs and expenses of the litigation. These suits allege violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and focus on alleged improper practices of investment banks, including the alleged receipt by the underwriters of undisclosed commissions and alleged requirements for customers to purchase stock in the aftermarket. In February 2003, the court dismissed the plaintiffs’ Rule 10b-5 claims against us, but did not dismiss the remaining claims. Approximately 300 issuers and 40 investment banks have been sued in similar cases. The suits against the issuers and underwriters have been consolidated for pretrial purposes in the IPO Allocation Securities Litigation.
We have accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against us and our current and former officers and directors, as well as all other issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters), and for the assignment or surrender of certain claims that the issuer defendants may have against the underwriters. On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement. The court has not yet issued a ruling with respect to the proposed settlement.
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
ITEM 1A. RISK FACTORS
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans (1)	Under the Plans (1)
August 1, 2006 – August 31, 2006	84,000 (2)	$13.99	84,000	$75,000,000

(1)	On May 3, 2005, we announced that we initiated a $75 million stock buyback program. This plan has been replaced by a new stock buyback program adopted September 28, 2006, authorizing the repurchase of up to $75 million of our common stock. The program authorizes the repurchase of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.11*	Form of Unit Certificate – Restricted Stock Unit Agreement (2001 Long Term Incentive Plan).

10.41	Amended and Restated 2006 Non-Employee Director Equity Compensation Plan adopted September 28, 2006 (Incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed October 5, 2006.)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.42	First Amendment to Amended and Restated Credit Agreement dated August 28, 2006, by and among Perot Systems Corporation, as Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed August 31, 2006).

31.1*	Rule 13a-14 Certification dated October 31, 2006, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated October 31, 2006, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated October 31, 2006, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated October 31, 2006, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION
(Registrant)

Date: October 31, 2006	By	/s/ ROBERT J. KELLY

Robert J. Kelly
Corporate Controller and Principal Accounting Officer