Form 10-K
period 2006-12-31
PEROT SYSTEMS CORP
filed 2007-02-28
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Name of
Each Exchange
On Which
Title of Each Class	Registered

Class A Common Stock	New York Stock Exchange
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

As of June 30, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange, was approximately $1,232,282,752 (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant’s common stock outstanding as of February 23, 2007: 120,976,714 shares of Class A Common Stock and 816,638 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006.

FORM 10-K

For the Year Ended December 31, 2006

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

Our Services

We provide the following categories of services to our customers either on a standalone basis or bundled within a comprehensive solution. Within our market-facing units and as described in more detail below, we offer a mix of these services as part of our solutions.

•	Infrastructure services

•	Consulting services

•	Applications services

•	Business process services

Infrastructure Services

Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, and risk management. We typically hire a significant portion of the customer’s staff that have supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

Consulting Services

Consulting services include strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise.

The consulting services provided within the Consulting and Application Solutions segment includes the implementation of prepackaged software applications. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.

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

Business Process Services

Business process services include services such as product engineering, claims processing, life insurance policy administration, call center management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical and administrative services that we provide to the U.S. federal government.

Our Contracts

Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2006:

•	Approximately 30% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services.

•	Approximately 29% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 25% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer. Our largest cost plus contract was our infrastructure outsourcing contract with UBS AG, which was also our largest customer through December 31, 2006. As discussed below under “Our UBS Relationship,” our infrastructure outsourcing contract with UBS ended on January 1, 2007, and the services we performed for UBS under that contract represented 12% of our revenue for 2006.

•	Approximately 16% of our revenue was from per-unit pricing where we bill our customers based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.

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

Our Lines of Business

We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 13, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements below. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, delivery groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area.

Industry Solutions

Industry Solutions, which is our largest line of business and represented approximately 78%, 77%, and 75% of our total revenue for 2006, 2005, and 2004, respectively, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services.

Our Industry Solutions line of business consists of four delivery groups, three of which are market-facing — Healthcare, Commercial Solutions, and Insurance and Business Process Solutions. The fourth group, Infrastructure Solutions, is the delivery organization for our technology infrastructure management services, and is responsible for defining the technology strategies for customers within each industry group.

Healthcare

Our Healthcare group, which represented approximately 47%, 46%, and 45% of our total revenue for 2006, 2005, and 2004, respectively, and approximately 60% of revenue for the Industry Solutions line of business for each of those years, provides services primarily to providers of healthcare, but we also serve health insurance organizations and organizations that are a part of the healthcare supply chain:

•	Providers — including hospitals, physician practices and public sector agencies. Our hospital customers include health systems and freestanding hospitals. Our physician practice customers include large academic medical center practice groups. Within the public sector, we focus on federal government healthcare agencies such as the Veterans Health Administration.

•	Health insurance organizations — including national insurers, Blue Cross and Blue Shield plans and regional managed care organizations; and

•	Healthcare supply chain — including medical surgical suppliers and distributors and retail pharmacy.

Within our Healthcare group, we provide a full range of services, including consulting, applications, infrastructure, and business process services. Our associates deliver technology-based solutions to meet the demanding challenges of the healthcare industry globally to:

•	Improve patient safety and quality;

•	Lower the healthcare cost trend and achieve new levels of customer satisfaction; and

•	Achieve administrative transaction process efficiency.

For hospitals, we provide information technology, revenue cycle, supply chain sourcing solutions, as well as operational and clinical transformation services that drive lower costs, increase cash and improve the delivery of care. We employ the industry’s leading clinical, technology, and process know-how to provide our services.

For physicians, we deploy electronic health records and facilitate revenue cycle management. Our information technology and revenue cycle solutions provide a self-funding vehicle for clinical technology investments.

For health insurance organizations, we enable the transformation to consumer health models by supporting administrative process efficiency with our PERADIGM technology platform and business process services.

For healthcare supply chain, we provide technology infrastructure support and solutions that enhance the integration of the supply chain process among suppliers, distributors, hospitals, and physician organizations.

For public sector healthcare, we utilize our commercial healthcare expertise to support federal government healthcare initiatives.

Commercial Solutions

Our Commercial Solutions group, which represented approximately 27%, 29%, and 29% of our total revenue for 2006, 2005, and 2004, respectively, and approximately 35%, 37%, and 38% of revenue for the Industry Solutions line of business for 2006, 2005, and 2004, respectively, provides services to customers primarily in three markets:

•	Manufacturing — including customers in automotive and automotive components and parts, machinery and durable goods.

•	Consumer — including customers in travel, transportation and publishing industries.

•	Engineering and Construction — including customers in commercial and residential construction.

Within Commercial Solutions, we provide a full range of services including consulting, applications, infrastructure, and business process services. Our infrastructure and application services are designed to help clients reduce technology costs while increasing operational quality. Our product engineering services are focused on helping manufacturers to develop their products more effectively and include research and design engineering, program management, and manufacturing engineering. Our industry-specific consulting services include business and technology solutions that improve the efficiencies of critical processes, including product design, supply chain execution, call centers, collaborative engineering tools, and manufacturing plant floor processes.

Insurance and Business Process Solutions

The Insurance and Business Process Solutions group, which represented approximately 4%, 2%, and 1% of our total revenue for 2006, 2005, and 2004, respectively, and approximately 5%, 3%, and 2% of revenue for the Industry Solutions line of business for 2006, 2005, and 2004, respectively, provides industry specific IT and general back-office business services to the Insurance Industry and to customers in the Healthcare and Commercial Solutions groups. These services leverage our global delivery capabilities, which include application development and maintenance, infrastructure services, data entry, transaction processing, document capture and management, and customer care services. This group uses these capabilities and leverages proprietary intellectual property and technology platforms to provide various business process services, including revenue cycle outsourcing, claims processing, financial and accounting services, and life insurance policy administration. These services benefit our customers by providing lower-cost options with increased visibility into and control over their back-office business processes.

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

Government Services

Our Government Services group, which represented approximately 13%, 14%, and 15% of our total revenue for 2006, 2005, and 2004, respectively, provides consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies.

Our core product portfolio includes information technology and business process outsourcing, business process services, IT infrastructure support, and a wide array of professional services. These services include the direct support of engineering, safety, quality assurance, logistics, environmental, and program management for federal managers across a broad spectrum of critical programs. We provide infrastructure support to the federal government through management consulting services, information technology and system support, application design and development, government financial services, business process services, and outreach, media and communications services.

On January 30, 2007, we acquired all of the outstanding shares of QSS Group, Inc. (QSS), a U.S. federal government information technology services company, for $247 million (net of $1 million of cash acquired), $30 million of which is being held in an escrow account for up to approximately eighteen months. As a result of this acquisition, we have gained several significant government-wide acquisition contracts and expanded both the scope of services and the areas we serve within the Department of Homeland Security and the Department of Defense. The purchase price was partially funded by $75 million borrowed against our existing credit facility.

Consulting and Applications Solutions

In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. Our Consulting and Applications Solutions line of business represented approximately 9%, 9%, and 10% of our total revenue for 2006, 2005, and 2004, respectively, net of the elimination of inter-segment revenue.

The Consulting and Applications Services Group provides global consulting and integration services, applications development and management services, and applications outsourcing services to our global client base. These services are delivered on-site and offshore, providing innovative industry focused solutions. Leading through domain expertise to provide performance improvement, business and technology architecture and transformation, these services include enterprise applications implementation and integration; the development and maintenance of custom and packaged applications; application systems migration; testing; migration of applications from legacy environments to current technologies; and performing quality assurance functions on custom applications.

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

As of December 31, 2006, we employed approximately 21,200 associates. A limited number of these associates located in the United States are currently employed under an agreement with a collective bargaining unit. In European countries, our associates are generally members of work councils and have worker representatives. We believe that our relations with our associates are good.

Our UBS Relationship

UBS AG was our largest customer through December 31, 2006. We earned approximately 13%, 15%, and 16% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2006, 2005, and 2004, respectively. We performed most of our services for UBS under an infrastructure outsourcing contract called the IT Services Agreement, which ended January 1, 2007. During 2006, 2005, and 2004, the amounts of annual revenue that we earned from UBS and its affiliates under the IT Services Agreement were $265 million, $262 million, and $244 million, respectively, and the amounts of gross profit earned were $58 million, $53 million, and $51 million, respectively. We continue to provide applications services to UBS, which are provided outside the scope of the infrastructure outsourcing contract and represented $43 million of revenue in 2006. We do not expect significant changes in the applications services we provide to UBS as a result of the end of the infrastructure outsourcing contract.

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

Government Services

Our Government Services line of business competes with a number of different service providers depending on the federal agency or department as well as the market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., BearingPoint, Inc., Booz-Allen and Hamilton, CACI International, Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, SRA International, and Unisys Corporation. We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and professional services that we offer, pricing, technological innovation, and quality of service. We must frequently compete in federal and defense programs with declining budgets, which creates pressure to lower our prices.

Consulting and Applications Solutions

Our Consulting and Applications Solutions line of business competes with a number of different service providers, including Accenture, Ltd., BearingPoint, Inc., Cap Gemini Ernst & Young, Cognizant Technology Solutions Corporation, Deloitte Consulting LLP (a member of Deloitte Touche Tomatsu), IBM Global Services (a division of International Business Machines Corporation), iGate Global Solutions Limited, Infosys Technologies Limited, Mastek, Limited, MphasiS, an EDS company, Patni Computer Systems Limited, Polaris Software Lab Limited, Sapient Corporation, Satyam Computer Services, Tata Consultancy Services Limited, and Wipro Limited. We compete on many factors, including price, industry expertise, our process methodologies and intellectual property, and our past successes in executing assignments. Emerging offshore development capacity in countries such as India and China is increasing the degree of competition for our software development services.

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

Item 1A. Risk Factors

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

Our 10 largest customers accounted for 47.8% of our revenue for 2006 and 49.1% of our revenue in 2005. UBS was the only customer that accounted for more than 10% of our revenue for 2006 and 2005. After UBS, our next nine largest customers accounted for 34.4% of our revenue in 2006 and 34.1% of our revenue in 2005. Subsequent to the end of the UBS infrastructure outsourcing contract, the application services provided to UBS within our Consulting and Applications Solutions segment is expected to result in UBS remaining as one of our top fifteen customers.

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

If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits could be diminished and our financial results could be adversely affected.

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

Our Government Services line of business provides services as a contractor and subcontractor on various projects with U.S. government entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its discretion or as a result of changes in laws or regulations that might affect our ability to qualify to perform the projects. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services line of business in 2006 is from contracts with the U.S. government for which we serve as a contractor or subcontractor.

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

Our Consulting and Applications Solutions line of business is located primarily in India. In addition to the risks regarding fluctuations in currency exchange rates and regarding international operations discussed below, the following risks associated with doing business in India could decrease our revenue and profits:

•	governments could enact legislation that restricts the provision of services from offshore locations;

•	potential wage increases in India which could prevent us from maintaining our competitive advantage; and

•	cost increases if the Government of India reduces or withholds tax benefits and other incentives provided to us or if we are unable to obtain new tax holiday benefits when our existing tax holiday benefits expire in 2007 through 2009.

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

Fluctuations in currency exchange rates may adversely affect the profitability of our foreign operations. For instance, with respect to most of our Indian operations, our customers pay us in their local currency (typically British Pounds, Euros or U.S. Dollars), but our costs are primarily incurred in Indian Rupees. Therefore, if the Rupee increases in strength against these local currencies, our profits from our Indian operations would be adversely affected. To attempt to mitigate the effects of significant foreign currency fluctuations, we use forward exchange contracts and other techniques. At December 31, 2006, we had 51 forward contracts to purchase and sell various currencies in the amount of $75 million. These contracts expire at various times before the end of 2007.

Our international operations expose our assets to increased risks and could result in business loss or in more expensive or less efficient operations.

We have operations in many countries around the world. In addition to the risks related to fluctuations in currency exchange rates and the additional risk associated with doing business in India discussed above, risks that affect these international operations include:

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

We expect our financial results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

•	the mix, timing, and completion of customer projects;

•	unforeseen costs on fixed- or unit-price contracts;

•	implementation and transition issues with respect to new contracts;

•	hiring, integrating, and utilizing associates;

•	the timing of new contracts and changes in scope of services performed under existing contracts;

•	the resolution of outstanding tax issues from prior years;

•	the issuance of common shares and options, together with acquisition and integration costs, in connection with acquisitions;

•	currency exchange rate fluctuations; and

•	costs to exit certain activities or terminate projects.

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

Item 2. Properties

As of December 31, 2006, we had offices in approximately 70 locations in the United States and eleven countries outside the United States. Our office space and other facilities cover approximately 2,500,000 square feet. We own our corporate headquarters facility in Plano, Texas. Our Industry Solutions line of business uses the corporate headquarters facility and data center. The Government Services and the Consulting and Applications Solutions lines of business do not make significant use of the facility. Our Consulting and Applications Solutions business is primarily located in two campus facilities in India. We own the buildings and lease the land (under a 99 year lease agreement) of our Delhi facility. In addition, we own both the land and buildings of our Bangalore facility. The majority of our remaining office space and other facilities are leased.

In addition to these properties, we also occupy office space at customer locations throughout the world. We generally occupy this space under the terms of the agreement with the particular customer. We believe that our current facilities are suitable and adequate for our business.

We have commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to ten years. We have disclosed future minimum commitments under these leases and agreements as of December 31, 2006, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14, “Commitments and Contingencies,” to the Consolidated Financial Statements, which are included elsewhere in this report. Upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space.

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

IPO Allocation Securities Litigation

In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. These cases focus on alleged improper practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation. We have accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against all issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters). On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement, but has not yet issued a ruling.

In December 2006, the Second Circuit Court of Appeals vacated the class certifications in the IPO class action test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. Upon remand, the district court stayed the proceedings pending plaintiffs’ petition to the Court of Appeals requesting a review by all of the judges of the court sitting en banc.

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

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PER.” The table below shows the range of reported per share sales prices for each quarterly period within the two most recent fiscal years.

	High	Low

2005
First Quarter	$16.02	$12.16
Second Quarter	14.40	12.24
Third Quarter	15.06	13.52
Fourth Quarter	14.66	12.75
2006
First Quarter	$15.69	$14.04
Second Quarter	15.90	13.64
Third Quarter	14.90	12.99
Fourth Quarter	17.07	13.42

The last reported sale price of our Class A Common Stock on the NYSE on February 23, 2007, was $17.12 per share. As of February 23, 2007, the approximate number of record holders of Class A Common Stock was 2,532. All of our Class B Common Stock is held by UBS AG.

We have never paid cash dividends on shares of our Class A Common Stock and have no current plans to pay dividends in the future.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of 2006.

Approximate
Dollar
			Total Number	Value of
			of Shares	Shares that
		Average	Purchased as	May Yet
	Total Number	Price	Part of	Be Purchased
	of Shares	Paid per	Publicly Announced	Under the
Period	Purchased	Share	Plans(1)	Plans(1)

November 1, 2006 — November 30, 2006	26,387(2)	$15.08	18,000	$74,700,000

(1)	On May 3, 2005, we announced that we initiated a $75 million stock buyback program. This plan has been replaced by a new stock buyback program adopted September 28, 2006, authorizing the repurchase of up to $75 million of our common stock. The program authorizes the repurchase of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.

Performance Graph

The graph below compares the performance of our Class A Common Stock since December 31, 2001.

COMPARE CUMULATIVE TOTAL RETURN
AMONG PEROT SYSTEMS CORPORATION,
NYSE MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001

Equity Compensation Plan Information

The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of December 31, 2006. See Note 9, “Common and Preferred Stock,” and Note 10, “Stock Options and Stock-Based Compensation,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Number of
Securities Remaining
	Number of			Available for
	Securities to			Future Issuance
	be Issued		Weighted-Average Exercise	Under Equity
	Upon Exercise		Price of	Compensation Plans
	of Outstanding		Outstanding Options,	(Excluding Securities
	Options, Warrants		Warrants and	Reflected in
Plan Category	and Rights		Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	11,487,019	(1)	$15.93	48,262,237	(2)
Equity compensation plans not approved by security holders	6,681,799		$11.82	500,757	(3)

Total	18,168,818		$14.42	48,762,994

(1)	Excludes 956,510 restricted stock units that have been granted under the 2001 Long-Term Incentive Plan.

(2)	Includes 32,455,039 shares available to be issued under the 2001 Long-Term Incentive Plan and 15,807,198 shares available to be issued under the 1999 Employee Stock Purchase Plan.

(3)	Includes 40,757 shares available to be issued to directors who elect to receive stock in lieu of their cash retainer and 460,000 shares available to directors for annual equity compensation.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, have been derived from our audited Consolidated Financial Statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions, except per share data)

Operating Data:
Revenue	$2,298	$1,998	$1,773	$1,461	$1,332
Direct cost of services	1,905	1,575	1,405	1,194	1,021

Gross profit	393	423	368	267	311
Selling, general and administrative expenses	280	249	236	188	195

Operating income	113	174	132	79	116
Interest income, net	5	4	1	3	4
Equity in earnings (loss) of unconsolidated affiliates	—	—	—	(2)	4
Other income (expense), net	2	2	2	2	(2)

Income before taxes	120	180	135	82	122
Provision for income taxes	39	69	41	30	44

Income before cumulative effect of changes in accounting principles	81	111	94	52	78
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	(50)	—

Net income	$81	$111	$94	$2	$78

Earnings per share of common stock:
Basic:
Income before cumulative effect of changes in accounting principles	$0.67	$0.94	$0.82	$0.47	$0.74
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	(0.45)	—

Net income	$0.67	$0.94	$0.82	$0.02	$0.74

Diluted:
Income before cumulative effect of changes in accounting principles	$0.66	$0.91	$0.78	$0.45	$0.68
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	(0.43)	—

Net income	$0.66	$0.91	$0.78	$0.02	$0.68

Weighted average number of common shares outstanding:
Basic	119,503	117,880	115,203	110,573	106,309
Diluted	122,118	121,867	120,532	115,334	115,429
Balance Sheet Data (at Period End):
Cash and cash equivalents	$250	$260	$305	$124	$213
Total assets	1,581	1,371	1,226	1,011	842
Long-term debt	84	77	—	75	—
Stockholders’ equity	1,105	961	862	713	677
Other Data:
Capital expenditures	$93	$70	$33	$28	$37

(1)	The cumulative effect of changes in accounting principles, net of tax, in 2003 was due to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

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

Our Services

Our customers may contract with us for any one or more of the following categories of services:

•	Infrastructure services

•	Consulting services

•	Applications services

•	Business process services

Infrastructure Services

Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, and risk management. We typically hire a significant portion of the customer’s staff that have supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

Consulting Services

Consulting services include strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise. The consulting services provided within the Consulting and Application Solutions segment includes the implementation of prepackaged software applications. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.

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

Business Process Services

Business process services include services such as product engineering, claims processing, life insurance policy administration, call center management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical and administrative services that we provide to the U.S. federal government.

Our Contracts

Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2006:

•	Approximately 30% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services.

•	Approximately 29% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 25% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer. Our largest cost plus contract was with our infrastructure outsourcing contract UBS AG, which was also our largest customer through December 31, 2006. As discussed below under “Our UBS Relationship,” our infrastructure outsourcing contract with UBS ended on January 1, 2007, and the services we performed for UBS under that contract represented 12% of our revenue for 2006.

•	Approximately 16% of our revenue was from per-unit pricing where we bill our customers based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.

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

Our Lines of Business

We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. Government Services provides consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This combined line of business, Consulting and Applications Solutions, provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing, primarily under short-term contracts related to specific projects.

Results of Operations

Overview of Our Financial Results for 2006

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

Modification of Customer Contracts

During September 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Under the original contract, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services based on the guidance of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” As a result, we were deferring both the revenue on the software development and implementation project, consisting of the amounts we were billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. At December 31, 2005, we had deferred $48 million of costs related to the software development and implementation project. Following the contract modification in September 2006, we impaired $44 million of the deferred costs and recorded this charge to direct cost of services in the consolidated income statements. The remaining deferred costs represent the relative fair value of the software delivered under the modified contract. Prior to the contract modification, we had deferred approximately $19 million of revenue under the original contract terms, which represents fees collected in advance of the software implementation, and was included in non-current deferred revenue on the consolidated balance sheet. Under the terms of the modified contract, we signed a promissory note to pay the customer $12 million over four years and we have recorded the present value of this note of $11 million as of September 30, 2006, as a reduction of deferred revenue. We will amortize the remaining $4 million of deferred costs and $8 million of deferred revenue over the term of the modified contract of approximately seven years.

During the years ended December 31, 2006 and 2005, we incurred losses of $31 million and $12 million, respectively, on a contract with a customer in our Commercial Solutions group. The loss incurred in 2005 included a $3 million charge for the impairment of certain deferred contract costs. In October 2006, we reached an amicable agreement with this client, resolving our disputes over the scope, service levels and fees under an infrastructure services contract. Under the terms of the modified contract, we will continue to provide services and expect the contract to generate positive gross profits in the aggregate over the remaining contract term. Due to ongoing transition activities, we expect to continue to incur operating losses on this contract through 2007.

Revenue Growth

Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for 2006 grew by 15.0% as compared to 2005. As discussed in more detail below, this revenue growth came primarily from the following:

•	A net increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.

•	Revenue from new contracts signed during 2006 and from new contracts signed in 2005 for which we did not recognize a full year of revenue in 2005.

•	Revenue from a company acquired in 2006 and a company acquired during the third quarter of 2005 for which we did not recognize a full year of revenue in 2005.

Earnings Growth

We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for 2006 decreased 27.5% to $0.66 per share from $0.91 per share for 2005. This decrease came primarily from:

•	As discussed above in “Modification of Customer Contracts,” during the third quarter of 2006, we modified a customer contract and recorded $44 million of expense in direct cost of services, or approximately $0.22 per diluted share, associated with the impairment of deferred software development and implementation costs.

•	As discussed above in “Modification of Customer Contracts,” during 2006, we incurred $31 million in losses on an infrastructure services contract with a Commercial Solutions customer, which compares to $12 million in losses during 2005. The increase in losses from this contract results in a decrease in gross profit of $19 million, or approximately $0.10 per diluted share.

•	Effective January 1, 2006, we adopted FAS 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which was allowed under the original provisions of FAS 123, “Accounting for Stock-Based Compensation.” As a result, during 2006, we recorded additional stock compensation expense of $14 million ($10 million net of tax) as compared to 2005, which reduced our earnings by approximately $0.08 per diluted share. Of this additional stock compensation expense, $6 million was recorded in direct cost of services and $8 million was recorded in selling, general and administrative expenses.

Partially offsetting these decreases in earnings were improvements in operating profits on a modified customer contract, a company acquired, and new contracts signed in 2006. In addition, a decrease in our effective tax rate for the year ended December 31, 2006, to 32.5% as compared to an effective tax rate for the year ended December 31, 2005, of 38.3%, resulted in a benefit of approximately $0.06 per diluted share.

Free Cash Flow

We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended December 31, 2006, was $120 million as compared to $80 million for the twelve months ended December 31, 2005. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	December 31
	2006	2005

Net cash provided by operating activities	$213	$150
Purchases of property, equipment and software	(93)	(70)

Free cash flow	$120	$80

The increase in net cash flow provided by operating activities of $63 million is explained below in the Operating Activities section of Liquidity and Capital Resources.

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

Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ended December 31, 2006, the amount of TCV signed was $2.7 billion, as compared to $0.9 billion for the twelve-month period ended December 31, 2005.

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

Comparison of 2006 to 2005

Revenue

Revenue for 2006 increased from 2005 across all segments. Below is a summary of our revenue for 2006 as compared to 2005 (amounts in millions):

	Year Ended December 31
	2006	2005	$ Change	% Change

Industry Solutions	$1,803	$1,534	$269	17.5%
Government Services	291	272	19	7.0%
Consulting and Applications Solutions	255	236	19	8.1%
Elimination of intersegment revenue	(51)	(44)	(7)	15.9%

Total	$2,298	$1,998	$300	15.0%

Industry Solutions

The net increase in revenue from the Industry Solutions segment for 2006 as compared to 2005 was primarily attributable to:

•	$115 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$85 million increase from new contracts signed during 2006 and from new contracts signed in 2005, for which we did not recognize a full year of revenue in 2005. This increase consists primarily of $68 million and $15 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$37 million increase from revenue related to an acquisition within our Commercial Solutions group in the first quarter of 2006. The acquired company is a provider of product engineering outsourcing services.

•	$32 million increase from revenue related to an acquisition within our Insurance and Business Process Solutions group during the third quarter of 2005, for which we did not recognize a full year of revenue in

2005. The acquired company is a provider of policy administration and business process services to the life insurance and annuity industry.

Net increases in revenue from contracts in the healthcare industry are largely due to changes in the healthcare industry, which has required increased system investment by our existing customers and new customers. Because of the complexities associated with system changes, combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. The strength in healthcare revenue comes primarily from two factors:

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

Government Services

The $19 million, or 7.0%, net increase in revenue from the Government Services segment for 2006 as compared 2005 was primarily attributable to new services provided to the Departments of Education and Energy, revenue from a safety, environmental and engineering services company that we acquired in the third quarter of 2005, for which we did not recognize a full year of revenue in 2005, and project work associated with our support of the Department of Defense. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Consulting and Applications Solutions

Revenue from the Consulting and Applications Solutions segment of $204 million for 2006, net of the elimination of intersegment revenue of $51 million, increased $12 million as compared to revenue of $192 million for 2005, net of the elimination of intersegment revenue of $44 million. This net increase was primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Partially offsetting this increase was a decrease in revenue from the implementation of prepackaged software applications. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.

UBS

Revenue from UBS, our largest customer through December 31, 2006, was $308 million for 2006, or 13.4% of our total revenue. This revenue was reported within the Industry Solutions and Consulting and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Year Ended December 31
	2006	2005	Change

UBS revenue in Industry Solutions	$265	$262	1.1%
UBS revenue in Consulting and Applications Solutions	43	37	16.2%

Total revenue from UBS	$308	$299	3.0%

As discussed below under “Effect of the End of Our Outsourcing Contract with UBS,” substantially all of the UBS revenue that is reported within the Industry Solutions line of business was earned under the outsourcing agreement with UBS that ended on January 1, 2007.

Domestic Revenue

Domestic revenue grew by 15.4% in 2006 to $1,894 million from $1,641 million in 2005. This increase was primarily the result of revenue growth within the Industry Solutions segment. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced a strong demand as described above, and from the acquisitions within our Commercial Solutions group.

Non-domestic Revenue

Non-domestic revenue, consisting primarily of European and Asian operations, increased by 13.2% in 2006 to $404 million from $357 million in 2005. Asian operations generated revenue of $140 million in 2006 as compared to $125 million in 2005, and this increase was primarily from the Consulting and Applications Solutions operations in India and revenue from the UBS infrastructure outsourcing contract. The largest components of our European operations are in the United Kingdom and Switzerland. In the United Kingdom, revenue for 2006 increased to $179 million from $168 million primarily due to increases in revenue from our Consulting and Applications Solutions segment as well as an increase in revenue from the UBS infrastructure outsourcing contract. Revenue in Switzerland, which was primarily from the UBS infrastructure outsourcing contract, increased to $33 million for 2006 from $31 million for 2005. The UBS infrastructure outsourcing contract ended January 1, 2007.

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for 2006, was 17.1% of revenue, as compared to the gross margin for 2005 of 21.2%. This year-to-year decrease in gross margin was primarily due to the following:

•	As discussed above in “Modification of Customer Contracts,” during the third quarter of 2006 we modified a customer contract and recorded $44 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs.

•	A $19 million decrease in gross profit from an infrastructure services contract with a Commercial Solutions customer discussed in “Modification of Customer Contracts.” This decrease was due to a loss of $31 million on this contract that we incurred in 2006 as compared to a loss of $12 million in 2005.

•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7 million payment and reduced our liabilities by $3 million, both of which were recorded as a reduction to direct cost of services. The dispute related to a contract we exited in 2003.

•	An increase in the amount of total associate bonus expense, net of the amounts reimbursable by our customers, recorded in direct cost of services. In 2006, we recorded $33 million of net expense for associate bonuses, of which $10 million was recorded in the fourth quarter of 2006. In 2005, we recorded $26 million of net expense for associate bonuses, of which $4 million was recorded in the fourth quarter of 2005.

•	During 2006, we recorded $6 million of additional stock compensation expense in direct cost of services as compared to the prior year period as a result of our adoption of FAS 123R.

Partially offsetting these decreases was an increase in profitability related to a customer contract modified in September 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2006 increased 12.4% to $280 million from $249 million in 2005. As a percentage of revenue, SG&A for 2006 was 12.2% of revenue, which was slightly lower than SG&A for 2005 of 12.5% of revenue. The increase in SG&A expenses is primarily due to $12 million of acquisition-related SG&A, $8 million of additional stock compensation expense that was recorded as a result of our adoption of FAS 123R, and $5 million of expense related to implementing profit improvement actions and an asset impairment.

Provision for Income Taxes

Our effective income tax rate for the year ended December 31, 2006, was 32.5% as compared to 38.3% for the year ended December 31, 2005. The tax rate for 2006 was lower than the tax rate for 2005 due to an increased impact from our foreign operations, including the impact of tax holidays, an increase in tax-exempt interest income, and a net reduction of deferred tax asset valuation allowances. In addition, the effective tax rate for 2005 included income tax expense due to the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 (the Act) and a net increase in deferred tax asset valuation allowances. The Act created a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends. The decrease in the effective tax rate from December 31, 2005, to December 31, 2006, is further explained in Note 12, “Income Taxes.”

Comparison of 2005 to 2004

Revenue

Revenue for 2005 increased from 2004 across all segments. Below is a summary of our revenue for 2005 as compared to 2004 (amounts in millions):

	Year Ended December 31
	2005	2004	$ Change	% Change

Industry Solutions	$1,534	$1,332	$202	15.2%
Government Services	272	263	9	3.4%
Consulting and Applications Solutions	236	208	28	13.5%
Elimination of intersegment revenue	(44)	(30)	(14)	46.7%

Total	$1,998	$1,773	$225	12.7%

Industry Solutions

The net increase in revenue from the Industry Solutions segment for 2005 as compared to 2004 was primarily attributable to:

•	$117 million increase from contracts signed with new customers during 2004 for which we did not recognize a full year of revenue in 2004. This increase was composed of $78 million and $39 million from contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same type of services that we provide to the majority of our other long-term outsourcing customers. The strength in healthcare new sales revenue came primarily from the reasons discussed above in our comparison of 2006 to 2005 revenue.

•	$57 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term offerings and project work, can vary from period to period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$19 million increase from revenue related to an acquisition within our Insurance and Business Process Solutions group in the third quarter of 2005. The acquired company is a leading provider of policy administration and business process services to the life insurance and annuity industry.

•	$9 million increase from contracts signed with new customers during 2005. This increase was composed of $6 million and $3 million from new contracts signed in the Commercial Solutions and Healthcare groups, respectively. The services that we are providing to these new customers are primarily the same type of services that we provide to the majority of our other long-term outsourcing customers.

Government Services

The $9 million, or 3.4%, net increase in revenue from the Government Services segment for 2005 as compared to 2004 was primarily attributable to existing program expansion, including our support of the National Institute of Allergic and Infectious Diseases, the Department of Defense and services provided to other governmental agencies, coupled with new services provided to the departments of Education and Energy. Partially offsetting these increases was a loss of business in the second half of 2004, the majority of which came from the loss of a contract with U.S.

Citizenship and Immigration Services that was rebundled by the customer along with other programs for a recompetition bid. The consortium of companies with which we participated for the recompete did not win this business. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Consulting and Applications Solutions

Revenue from the Consulting and Applications Solutions segment of $192 million for 2005, net of the elimination of intersegment revenue of $44 million, increased $14 million as compared to revenue of $178 million for 2004, net of the elimination of intersegment revenue of $30 million. This increase was primarily attributable to an increase in the demand for application development and maintenance services from customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment.

UBS

Revenue from UBS, our largest customer through December 31, 2006, was $299 million for 2005, or 15.0% of our total revenue. This revenue was reported within the Industry Solutions and Applications Solutions lines of business and is summarized in the following table (amounts in millions):

	Year Ended December 31
	2005	2004	Change

UBS revenue in Industry Solutions	$262	$244	7.4%
UBS revenue in Consulting and Applications Solutions	37	33	12.1%

Total revenue from UBS	$299	$277	7.9%

The increase in revenue from UBS was due primarily to an increase in the number of associates providing services to UBS relating to their business expansion and various short-term projects.

Domestic Revenue

Domestic revenue grew by 12.7% in 2005 to $1,641 million from $1,456 million in 2004. This increase was primarily the result of revenue growth within the Industry Solutions segment. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced a strong demand as described above, and from the acquisition within our Commercial Solutions group.

Non-domestic Revenue

Non-domestic revenue, consisting primarily of European and Asian operations, increased by 12.6% in 2005 to $357 million from $317 million in 2004. Asian operations generated revenue of $125 million in 2005 as compared to $104 million in 2004, and this increase was primarily from the Consulting and Applications Solutions operations in India as a result of an increase in the amount of intersegment services it provides domestic customers through subcontracts with our Industry Solutions segment. The largest components of our European operations are in the United Kingdom and Switzerland. In the United Kingdom, revenue for 2005 increased to $168 million from $145 million primarily due to increases in revenue from our Consulting and Applications Solutions segment from customers in the financial services markets, as well as an increase in revenue from UBS. Revenue in Switzerland, which was primarily from the UBS infrastructure outsourcing contract, remained the same at $31 million for 2005 and 2004. The UBS infrastructure outsourcing contract ended January 1, 2007.

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for 2005 was 21.2% of revenue, which is higher than the gross margin for 2004 of 20.8%. This year-to-year increase in gross margin was primarily due to the following:

•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7 million payment and reduced our liabilities by $3 million, both of which were recorded as a reduction to direct cost of services. The dispute related to a contract we exited in 2003. This settlement resulted in a 0.5 percentage point increase in our gross margin for 2005.

•	A reduction in the amount of total associate bonus expense recorded in direct cost of services. In 2005, we recorded $49 million of expense for associate bonuses, of which $23 million was reimbursable by our customers. In 2004, we recorded $56 million of expense for associate bonuses, of which $22 million was reimbursable by our customers.

•	An overall net increase in profitability for existing commercial customer contracts signed prior to 2004, which was primarily due to an increase in the amount of services we perform that are in addition to our base level of services. The increased services are discretionary in nature, and the associated gross margins are typically higher than those we realize on our base level of services. As discussed above, we have seen increased demand for discretionary investment from several customers, primarily in the Healthcare and Commercial Solutions Groups.

Partially offsetting these increases was a $12 million loss in 2005 on a Commercial Solutions contract, which included a $3 million loss related to the impairment of certain deferred contract costs. This loss relates to an infrastructure services contract we signed in 2004 and began transitioning services in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2005 increased 5.5% to $249 million from $236 million in 2004. As a percentage of revenue, SG&A for 2005 was 12.5% of revenue, which was lower than SG&A for 2004 of 13.3% of revenue. This decrease as a percentage of revenue was primarily due to a reduction in amortization expense relating to the intangible assets recorded from our acquisition of TSI, which declined $5 million in 2005, and a continued emphasis on controlling incremental SG&A associated with revenue growth.

Other Income Statement Items

Interest income for 2005 increased by $5 million as compared to 2004 due primarily to higher average cash balances and higher interest rates during 2005 as compared to 2004. Interest expense for 2005 increased by $2 million as compared to 2004 because of an increase in the variable interest rate on our debt.

Our effective income tax rate for the year ended December 31, 2005, was 38.3% as compared to 30.4% for the year ended December 31, 2004. Income tax expense for 2005 included $3 million of income tax expense on $42 million of foreign earnings repatriated pursuant to the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends. Income tax expense for 2005 also included a net increase in deferred tax asset valuation allowances of $2 million. Income tax expense for 2004 included a net decrease in deferred tax asset valuation allowances of $3 million and a reduction of $3 million relating to the resolution of various outstanding tax issues from prior years.

Effect of the End of Our Infrastructure Outsourcing Contract with UBS

UBS AG was our largest customer through December 31, 2006. Our infrastructure outsourcing agreement with UBS ended on January 1, 2007. During 2006, our UBS relationship generated $308 million, or 13.4%, of our revenue, which included $265 million of revenue and $58 million of gross profit from our infrastructure outsourcing contract with UBS that ended on January 1, 2007.

We continue to provide offshore services to UBS, which are provided outside the scope of the infrastructure outsourcing contract that ended on January 1, 2007. We do not expect significant changes in the offshore services we provide to UBS as a result of the end of the outsourcing contract.

Liquidity and Capital Resources

We believe our existing cash and cash equivalents, short-term investments, expected cash flows from operating activities, and the $123 million currently available under the restated and amended revolving credit facility, which is discussed below, will provide us sufficient funds to meet our operating needs for the foreseeable future. At December 31, 2006, we have cash and cash equivalents of $250 million and short-term investments of $133 million, net. During 2006, cash and cash equivalents decreased $10 million as compared to a decrease of $45 million and an increase of $181 million for 2005 and 2004, respectively.

Operating Activities

Net cash provided by operating activities was $213 million in 2006 as compared to $150 million in 2005 and $158 million in 2004. The primary reasons for the changes in cash provided by operating activities for these three years are as follows:

•	Net income was $81 million, $111 million, and $94 million in 2006, 2005, and 2004, respectively. The reduction in net income in 2006 includes non-cash asset impairments of $46 million. In addition, depreciation and amortization expense, which are also non-cash expenses, were $79 million, $59 million, and $54 million in 2006, 2005, and 2004, respectively. The increase in depreciation expense in 2006 as compared to 2005 and 2004 was due primarily to depreciation and amortization expense on property, equipment, and purchased software and amortization of deferred costs, both of which are associated primarily with new contract signings.

•	During 2006, 2005, and 2004, cash provided by the changes in accounts payable and accrued liabilities was $33 million, $3 million, and $4 million, respectively. This change is primarily due to the timing of vendor payments.

•	During 2006, there was an increase in deferred revenue received from clients as compared to 2005 and 2004.

•	During 2006, we decreased our spending on deferred contract costs as compared to 2005 and 2004.

•	Bonuses paid to associates under our bonus plans in 2006, 2005, and 2004 (including payments of annual bonuses relating to the prior year’s bonus plan) were $72 million, $70 million, and $46 million, respectively. Included in the bonus amounts that were paid in 2006, 2005, and 2004 were approximately $24 million, $24 million, and $19 million, respectively, of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.

•	During 2006, 2005, and 2004, we made net cash payments for income taxes of $50 million, $31 million, and $17 million, respectively.

Investing Activities

Net cash used in investing activities was $255 million for 2006 as compared to $168 million for 2005 and $7 million for 2004. These changes in cash used in investing activities were primarily attributable to the following:

•	During 2006, we purchased $93 million of property, equipment and purchased software as compared to $70 million during 2005 and $33 million during 2004. This increase was primarily related to our business expansion needs for data center and office facilities.

•	During 2006, we paid $29 million for acquisitions of businesses, including $21 million for the acquisition of eServ LLC, a provider of product engineering outsourcing, and $8 million as additional consideration related to the acquisition of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG).

•	During 2006, we purchased short-term investments of $133 million, net.

•	During 2005, we paid $98 million for acquisitions, including $60 million (net of cash received) for the acquisition of TAG, $17 million as additional consideration related to the acquisition of Soza & Company, Ltd., $7 million (net of cash received) for the acquisition of PrSM Corporation, $7 million as additional consideration related to the acquisition of ADI Technology Corporation, and $7 million related to the acquisition of one other company.

•	During 2004, we paid $12 million as additional consideration for acquisitions, including $6 million as additional consideration related to the acquisition of Soza, $3 million as additional consideration related to the acquisition of ADI, and $3 million as additional consideration related to the acquisition of TSI and one other company. Also during 2004 we received $38 million of net proceeds from the sale of marketable equity securities.

Financing Activities

Net cash provided by financing activities was $27 million for 2006, compared to net cash used in financing activities of $22 million in 2005 and net cash provided by financing activities of $25 million in 2004. During 2006, we purchased $18 million of treasury stock as compared to $42 million in 2005. In addition, during 2006, we received higher proceeds from the issuance of common stock due to the exercise of stock options as compared to 2005 and 2004.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During 2006, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances of $5 million, as the U.S. dollar weakened against the British Pound, Euro, Indian Rupee, and other currencies. During 2005, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $5 million, as the U.S. dollar strengthened against the Euro, the British Pound, Swiss Franc and the Indian Rupee. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At December 31, 2006, we had forward contracts to purchase and sell various currencies in the amount of $75 million, which expire at various times before the end of 2007.

Contractual Obligations and Contingent Commitments

The following table sets forth our significant contractual obligations at December 31, 2006, and the borrowing of $75 million against our credit facility for our purchase of QSS Group, Inc. (QSS), in January 2007, including the effect such obligations are expected to have on our liquidity and cash flows for the periods indicated (in millions):

		2008-	2010-
	2007	2009	2011	Thereafter	Total

Operating leases	$51	$67	$34	$39	$191
Long-term debt	2	5	154	—	161
Estimated interest expense on long-term debt	9	18	15	—	42

Total	$62	$90	$203	$39	$394

We discuss these contractual obligations in Note 8, “Debt,” and Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements, which are included herein. Minimum lease payments related to facilities abandoned as part of our prior years’ realigned operating structures are included in the operating lease amounts above.

The following table sets forth our significant contingent commitments for the periods indicated (in millions) and represents the maximum amount of such commitments:

	2007	2008	Total

Contingent payments to sellers for acquisitions	$14	$3	$17

The contingent payments for significant acquisitions are discussed below and in Note 4, “Acquisitions,” to the Consolidated Financial Statements.

Long-Term Debt

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we began consolidating this entity on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75 million. The debt bore interest at LIBOR plus 100 basis points for 97% of the outstanding balance while the remaining 3% was charged interest at LIBOR plus 225 basis points. The agreement was to mature in June 2005 with one optional two-year extension; however, we did not extend the agreement. In March 2005, we borrowed $77 million under our credit facility to pay the exercise amount of $75 million for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.

As discussed above in “Modification of Customer Contracts,” in September 2006, we signed a promissory note to pay a customer $12 million over four years and recorded the present value of the note of $11 million as a reduction of deferred revenue. At December 31, 2006, $3 million is included in accrued and other current liabilities and $7 million is recorded in long-term debt on the consolidated balance sheet.

Credit Facility

In January 2004, we entered into a three-year credit facility with a syndicate of banks that allows us to borrow up to $100 million. In March 2005, we executed a restated and amended agreement that expanded the facility to $275 million and extended the term to five years. In August 2006, a further amendment to the agreement extended the maturity date of the facility to August 2011. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in August 2011 and requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, in March 2005 we borrowed $77 million against the credit facility. In January 2007, we borrowed an additional $75 million in connection with our acquisition of QSS, which is discussed further in Note 20 “Subsequent Event.”

Other Commitments and Contingencies

As discussed in Note 4, “Acquisitions,” to the Consolidated Financial Statements, we may be required to make $7 million in additional payments to the sellers of eServ over the next two fiscal years, depending on their achievement of certain financial targets. In addition, we may be required to pay the sellers of TAG an additional payment of up to $10 million in 2007 depending on their achievement of certain financial targets.

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

Revenue for construction services that do not include a license to one of our software products is recognized in accordance with the provisions of AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we primarily use hours incurred to date to measure our progress toward completion. This method relies on estimates of total expected hours to complete the construction service, which are compared to hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Although we primarily measure our progress toward completion using hours incurred to date, we may measure our progress toward completion using costs incurred to date if the construction services involve a significant amount of non-labor costs. Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenue and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of hours or costs required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenue and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

Revenue for the sale of a license from our software products or the sale of services relating to a software license is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services. SOP 97-2 also requires the application of the percentage-of-completion method as described in SOP 81-1 for those software arrangements that require significant production, modification, or customization of the software. As a result, the accounting for revenue related to software arrangements includes many of the estimates and significant judgments discussed above.

Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

Accounting for Revenue in Multiple-Deliverable Arrangements

For those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a separate “unit of accounting.” We allocate the total arrangement consideration to each unit of accounting based on the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

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

As a result of our adoption of EITF 00-21 in 2003, we recognized revenue of approximately $5 million, $3 million, and $3 million during 2006, 2005, and 2004, respectively, that were recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and were also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

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

Deferred contract costs are evaluated for realizability whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Our evaluation is based on the amount of non-refundable deferred revenue that is related to the deferred contract costs and our projection of the remaining gross profits from the related customer contract. To the extent that the carrying amount of the deferred contract costs is greater than the amount of non-refundable deferred revenue and the remaining net gross profits from the customer contract, a charge is recorded to reduce the carrying amount to equal the amount of non-refundable deferred revenue and remaining gross profits.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for and adequacy of valuation allowances based on the expected realizability of our deferred tax assets and adjust the amount of such allowances, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Income tax expense consists of our current and deferred provisions for U.S. and foreign income taxes.

We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for amounts repatriated in 2005 pursuant to the American Jobs Creation Act of 2004 (the Act), we intend to either permanently invest our non-U.S. earnings or remit such earnings in a tax-free manner. The Act created a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85 percent dividends received deduction for qualifying foreign dividends.

The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $182 million at December 31, 2006, and $150 million at December 31, 2005. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities, and we are currently under audit by the Internal Revenue Service as well as the Indian tax authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ substantially from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. For a further discussion of the impact of FAS 123R on our financial statements, see Note 10, “Stock Options and Stock-Based Compensation.”

Significant Accounting Standards to be Adopted

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the balance sheet). This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.

FASB Statement No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.

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

During 2006, 17.6%, or $404 million, of our revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 1.7%, or $40 million. In our opinion, a substantial portion of this fluctuation would be offset by expenses incurred in local currency.

At December 31, 2006, we had approximately $108 million of cash and cash equivalents denominated in currencies other than the U.S. dollar.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2006, based on the criteria in Internal Control — Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: February 28, 2007

Peter A. Altabef	Russell Freeman
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perot Systems Corporation:

We have completed integrated audits of Perot Systems Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2007

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 2006 and 2005

	2006	2005
	(Dollars in millions
	except par values and
	shares in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$250	$260
Short-term investments	133	—
Accounts receivable, net	338	278
Prepaid expenses and other	37	33
Deferred income taxes	25	32

Total current assets	783	603
Property, equipment and purchased software, net	220	180
Goodwill	463	444
Deferred contract costs, net	61	85
Other non-current assets	54	59

Total assets	$1,581	$1,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$52	$39
Deferred revenue	42	28
Accrued compensation	65	60
Income taxes payable	37	51
Accrued and other current liabilities	105	82

Total current liabilities	301	260
Long-term debt	84	77
Non-current deferred revenue	82	47
Other non-current liabilities	9	26

Total liabilities	476	410

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock; par value $.01; authorized 5,000 shares; none issued	—	—
Class A Common Stock; par value $.01; authorized 300,000 shares; issued 120,316 and 118,241 shares, respectively	1	1
Class B Convertible Common Stock; par value $.01; authorized 24,000 shares; issued 2,275 and 2,217 shares, respectively	—	—
Additional paid-in capital	533	502
Retained earnings	575	494
Treasury stock	(21)	(35)
Deferred compensation	—	(11)
Accumulated other comprehensive income	17	10

Total stockholders’ equity	1,105	961

Total liabilities and stockholders’ equity	$1,581	$1,371

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		(Dollars in millions,
		except per share data)

Revenue	$2,298	$1,998	$1,773
Direct cost of services	1,905	1,575	1,405

Gross profit	393	423	368
Selling, general and administrative expenses	280	249	236

Operating income	113	174	132
Interest income	10	8	3
Interest expense	(5)	(4)	(2)
Other income, net	2	2	2

Income before taxes	120	180	135
Provision for income taxes	39	69	41

Net income	$81	$111	$94

Earnings per share of common stock:
Basic	$0.67	$0.94	$0.82
Diluted	$0.66	$0.91	$0.78
Weighted average number of common shares outstanding (in thousands):
Basic	119,503	117,880	115,203
Diluted	122,118	121,867	120,532

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2006, 2005 and 2004

	Shares of						Accumulated
	Common		Additional				Other	Total
	Stock	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive	Stockholders’
	Issued	Stock	Capital	Earnings	Stock	Compensation	Income	Equity
	(Dollars in millions and shares in thousands)

Balance at January 1, 2004	112,304	$1	$421	$289	$—	$(4)	$6	$713
Issuance of Class A shares related to acquisitions	815	—	11	—	—	—	—	11
Issuance of Class A shares under incentive plans	552	—	6	—	—	—	—	6
Class A shares repurchased (9 shares)	—	—	—	—	—	—	—	—
Exercise of stock options for Class A shares (2,911 shares, including 9 shares from treasury)	2,902	—	17	—	—	—	—	17
Exercise of stock options for Class B shares	700	—	3	—	—	—	—	3
Tax benefit from stock options exercised and restricted stock units vested	—	—	9	—	—	—	—	9
Purchase of equity held by minority shareholders of TSI and replacement of outstanding TSI stock options, net	—	—	5	—		(1)	—	4
Deferred compensation, net, and other	—	—	6	—	—	(5)	—	1
Net income	—	—	—	94	—	—	—	94
Other comprehensive income, net of tax:
Translation adjustment	—	—	—	—	—	—	4	4

Comprehensive income	—	—	—	—	—	—	—	98

Balance at December 31, 2004	117,273	$1	$478	$383	$—	$(10)	$10	$862
Issuance of Class A shares under incentive plans (689 shares, including 27 shares from treasury)	662	—	7	—	—	—	—	7
Class A shares repurchased (1,710 shares)	—	—	—	—	(23)	—	—	(23)
Class B shares repurchased (1,458 shares)	—	—	—	—	(19)	—	—	(19)
Exercise of stock options for Class A shares (2,306 shares, including 483 from treasury)	1,823	—	7	—	7	—	—	14
Exercise of stock options for Class B shares	700	—	3	—	—	—	—	3
Tax benefit from stock options exercised and restricted stock units vested	—	—	3	—	—	—	—	3
Deferred compensation, net, and other	—	—	4	—	—	(1)	—	3
Net income	—	—	—	111	—	—	—	111
Other comprehensive income, net of tax:
Translation adjustment	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	111

Balance at December 31, 2005	120,458	$1	$502	$494	$(35)	$(11)	$10	$961
Issuance of Class A shares under incentive plans (1,013 shares, including 373 shares from treasury)	640	—	3	—	5	—	—	8
Class A shares repurchased (1,288 shares)	—	—	—	—	(18)	—	—	(18)
Exercise of stock options for Class A shares (3,463 shares, including 2,028 from treasury)	1,435	—	2	—	27	—	—	29
Exercise of stock options for Class B shares	58	—	—	—	—	—	—	—
Reclassification of deferred compensation, net	—	—	(11)	—	—	11	—	—
Tax benefit from stock options exercised and restricted stock units vested	—	—	20	—	—	—	—	20
Stock-based compensation	—	—	17	—	—	—	—	17
Net income	—	—	—	81	—	—	—	81
Other comprehensive income, net of tax:
Translation adjustment	—	—	—	—	—	—	7	7

Comprehensive income	—	—	—	—	—	—	—	88

Balance at December 31, 2006	122,591	$1	$533	$575	$(21)	$—	$17	$1,105

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in millions)

Cash flows from operating activities:
Net income	$81	$111	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	59	54
Impairment of assets	46	4	—
Stock-based compensation	17	3	2
Change in deferred taxes	(17)	10	8
Excess tax benefits from stock-based compensation arrangements	(7)	—	—
Other non-cash items	4	—	(2)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(49)	(47)	(24)
Prepaid expenses	(3)	(5)	(2)
Deferred contract costs	(30)	(45)	(35)
Accounts payable and accrued liabilities	33	3	4
Accrued compensation	2	(14)	25
Current and non-current deferred revenue	50	27	24
Income taxes	5	28	17
Other current and non-current assets	1	12	(5)
Other current and non-current liabilities	1	4	(2)

Total adjustments	132	39	64

Net cash provided by operating activities	213	150	158

Cash flows from investing activities:
Purchases of property, equipment and software	(93)	(70)	(33)
Acquisitions of businesses, net of cash acquired of $0, $6, and $0, respectively	(29)	(98)	(12)
Purchases of short-term investments	(689)	—	—
Net proceeds from sale of short-term investments	556	—	38

Net cash used in investing activities	(255)	(168)	(7)

Cash flows from financing activities:
Repayment of long-term debt	—	(79)	—
Proceeds from issuance of long-term debt	—	77	—
Proceeds from issuance of common and treasury stock	37	24	25
Excess tax benefits from stock-based compensation arrangements	7	—	—
Purchases of treasury stock	(18)	(42)	—
Other	1	(2)	—

Net cash provided by (used in) financing activities	27	(22)	25

Effect of exchange rate changes on cash and cash equivalents	5	(5)	5

Net (decrease) increase in cash and cash equivalents	(10)	(45)	181
Cash and cash equivalents at beginning of year	260	305	124

Cash and cash equivalents at end of year	$250	$260	$305

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

Although we have no significant investments in unconsolidated companies as of December 31, 2006, 2005, and 2004, our policy is to account for investments in companies in which we have the ability to exercise significant influence over operating and financial policies by the equity method. Accordingly, our share of the earnings (losses) of these companies is included in consolidated net income. Investments in unconsolidated companies that are less than 20% owned, where we have no significant influence over operating and financial policies, are carried at cost. We periodically evaluate whether impairment losses must be recorded on each investment by comparing the projection of the undiscounted future operating cash flows to the carrying amount of the investment. If this evaluation indicates that future undiscounted operating cash flows are less than the carrying amount of the investment, the underlying investment is written down by charges to expense so that the carrying amount equals the future discounted cash flows.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, realizability of deferred contract costs, impairments of goodwill, long-lived assets, and intangible assets, accrued liabilities, income taxes, restructuring costs, and loss contingencies associated with litigation and disputes.

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

Revenue recognition

We provide services to our customers under contracts that contain various pricing mechanisms and other terms. The fees under these arrangements are generally based on the level of effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed price for contracted services, or

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a contracted per-unit price for each unit of service delivered. These services generally fall into one of the following categories:

•	Infrastructure services — include data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, and risk management. We typically hire a significant portion of the customer’s staff that have supported these functions. We then apply our expertise and operating methodologies to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost. The term of our outsourcing contracts generally ranges between five and ten years.

•	Consulting services — include services such as strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise. The consulting services provided within the Consulting and Application Solutions segment includes the implementation of prepackaged software applications. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs. The term of our applications services contracts varies based on the complexity of the services provided and the customers’ needs.

•	Applications services — include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as performing quality assurance functions on custom applications. We also provide other applications services such as application assessment and evaluation, hardware and architecture consulting, systems integration, and Web-based services. The term of our business process services contracts generally ranges from month-to-month to five years.

•	Business process services — include services such as product engineering, claims processing, life insurance policy administration, call center management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical and administrative services that we provide to the U.S. federal government. The term of our business process services contracts generally ranges from month-to-month to five years.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue for construction services that do not include a license to one of our software products is recognized in accordance with the provisions of AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we primarily use hours incurred to date to measure our progress toward completion. This method relies on estimates of total expected hours to complete the construction service, which are compared to hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Although we primarily measure our progress toward completion using hours incurred to date, we may measure our progress toward completion using costs incurred to date if the construction services involve a significant amount of non-labor costs. Because these estimates may require significant judgment, depending on the complexity and length of the construction services, the amount of revenue and profits that have been recognized to date are subject to revisions. If we do not accurately estimate the amount of hours or costs required or the scope of work to be performed, or do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then revenue and profits may be significantly and negatively affected or losses may need to be recognized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

Revenue for the sale of a license from our software products or the sale of services relating to a software license is recognized in accordance with the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services. SOP 97-2 also requires the application of the percentage-of-completion method as described in SOP 81-1 for those software arrangements that require significant production, modification, or customization of the software. As a result, the accounting for revenue related to software arrangements includes many of the estimates and significant judgments discussed above.

Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

Accounting for Revenue in Multiple-Deliverable Arrangements

For those arrangements that include multiple deliverables, we first determine whether each service, or deliverable, meets the separation criteria of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a separate “unit of accounting.” We allocate the total arrangement consideration to each unit of accounting based on the relative fair value of each unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another unit of accounting.

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

As a result of our adoption of EITF 00-21 in 2003, we recognized revenue of approximately $5 million, $3 million, and $3 million during the years ended December 31, 2006, 2005, and 2004, respectively, that were recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and were also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

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

Deferred contract costs are evaluated for realizability whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Our evaluation is based on the amount of non-refundable deferred revenue that is related to the deferred contract costs and our projection of the remaining gross profits from the related customer contract. To the extent that the carrying amount of the deferred contract costs is greater than the amount of non-refundable deferred revenue and the remaining net gross profits from the customer contract, a charge is recorded to reduce the carrying amount to equal the amount of non-refundable deferred revenue and remaining gross profits.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and development costs

Research and development costs are included in SG&A, are charged to expense as incurred, and were $3 million, $2 million, and $3 million in the years ended December 31, 2006, 2005, and 2004, respectively.

Property, equipment and purchased software

Buildings are stated at cost and are depreciated on a straight-line basis using estimated useful lives of 20 to 30 years. Computer equipment and furniture are stated at cost and are depreciated on a straight-line basis using estimated useful lives of two to seven years. Leasehold improvements are amortized over the shorter of the lease term, the estimated useful life of the improvement, or seven years. Purchased software that is utilized either internally or in providing services is capitalized at cost and amortized on a straight-line basis over the lesser of its useful life or the term of the related contract.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the consolidated income statements. Expenditures for repairs and maintenance are expensed as incurred.

Capitalized software development costs

We capitalize internal software development costs for software we sell to our customers in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. We cease capitalization and begin amortization of internally developed software when the product is made available for general release to customers, and thereafter, any maintenance and customer support is charged to expense as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software of three to five years, but amortization may be accelerated to ensure that the software costs are amortized in a manner consistent with the anticipated timing of product revenue. We continually evaluate the recoverability of capitalized software development costs, which are reported at the lower of unamortized cost or net realizable value.

We also capitalize internal software development costs for software we use internally in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occur in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs on a product-by-product basis using a straight-line basis over the estimated useful lives of three to five years.

Goodwill and other intangibles

We allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, and any cost of the acquired companies not allocated to assets acquired or liabilities assumed is recorded as goodwill. Goodwill is not amortized, but instead is evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from twelve months to six years.

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

Goodwill is tested for impairment annually in the third quarter or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit to its carrying value. Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit. If the implied fair value is less than the carrying amount of the goodwill of the reporting unit, we would recognize an impairment loss to write down the goodwill to fair value.

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

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for and adequacy of valuation allowances based on the expected realizability of our deferred tax assets and adjust the amount of such allowances, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Income tax expense consists of our current and deferred provisions for U.S. and foreign income taxes.

We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for amounts repatriated in 2005 pursuant to the American Jobs Creation Act of 2004 (the Act), we intend to either permanently invest our non-U.S. earnings or remit such earnings in a tax-free manner. The Act created a temporary

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85 percent dividends received deduction for qualifying foreign dividends.

The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $182 million at December 31, 2006, and $150 million at December 31, 2005. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities and we are currently under audit by the Internal Revenue Service and the Indian tax authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ substantially from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Foreign operations

The consolidated balance sheets include foreign assets and liabilities of $204 million and $90 million, respectively, as of December 31, 2006, and $125 million and $60 million, respectively, as of December 31, 2005.

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

The net foreign currency transaction gains (losses) reflected in other income (expense), net, in the consolidated income statements were approximately $1 million, $0, and $(1) million for the years ended December 31, 2006, 2005, and 2004, respectively.

Financial instruments

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair value. Fair values are based primarily on current prices for those or similar instruments.

We use derivative financial instruments for the purpose of managing specific exposures as part of our risk management program and hold all derivatives for purposes other than trading. To date, our use of such instruments has been limited to foreign currency forward contracts. We do not currently utilize hedge accounting with regard to these derivatives and record all gains and losses associated with such derivatives in the earnings of the appropriate period. In accordance with Statement of Financial Accounting Standards (FAS) No 133, “Accounting for Derivative

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Instruments and Hedging Activities,” we record the net fair value of the derivatives in accounts receivable, net, on the consolidated balance sheets.

Our short-term investments consist of Variable Rate Demand Notes (VRDN). Our VRDN investments are tax-exempt instruments of high credit quality. The primary objectives of VRDN investments are preservation of invested funds, liquidity sufficient to meet cash flow requirements, and yield. VRDN securities have variable interest rates that reset at regular intervals of one, seven, 28, or 35 days. Although VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments. We classify these short-term investments as available for sale in accordance with FAS 115, “Accounting for Certain Instruments in Debt and Equity Securities.” Because our VRDNs have short reset periods, their cost approximates fair value.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash equivalents, short-term investments, and accounts receivable. Our cash equivalents consist primarily of short-term money market deposits, which are deposited with reputable financial institutions. Our short-term investments consist of VRDNs, which are tax-exempt instruments of high credit quality. We believe the risk of loss associated with both our cash equivalents and short-term investments to be remote. We have accounts receivable from customers engaged in various industries including banking, insurance, healthcare, manufacturing, telecommunications, travel and energy, as well as government customers in defense and other governmental agencies, and our accounts receivable are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, which may impact accounts receivable. Generally, we do not require collateral from our customers. We do not believe that any single customer, industry or geographic area represents significant credit risk.

No customer accounted for 10% or more of our total accounts receivable (including accounts receivable recorded in both accounts receivable, net, and long-term accrued revenue) at December 31, 2006 or at December 31, 2005.

Treasury stock

Treasury stock transactions are accounted for under the cost method. During 2006, we purchased 1,288,000 shares of Class A common stock for $18 million. We purchased 1,710,000 shares of Class A common stock and 1,458,000 shares of Class B common stock for a total $42 million during 2005. Our repurchased Class A treasury stock was utilized for employee stock plans during the year, and at December 31, 2006, we have 87,000 and 1,458,000 shares of Class A and Class B common stock, respectively in treasury. The remaining Class A treasury shares will be used for employee stock plans, acquisitions, and other uses. At December 31, 2005, we had 1,200,000 and 1,458,000 shares of Class A and Class B common stock, respectively, in treasury. At December 31, 2004, there were no shares in treasury.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. For a further discussion of the impact of FAS 123R on the results of our financial statements, see Note 10, “Stock Options and Stock-Based Compensation.”

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To account for the tax effects of stock based compensation, FAS 123R requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital (APIC) pool, available to absorb any tax deficiencies recognized after the adoption of FAS 123R. Tax deficiencies arise when the actual tax benefit from the tax deduction for share-based compensation at the statutory tax rate is less than the related deferred tax asset recognized in the financial statements. We have elected the alternative transition method for calculating the APIC pool as described in FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

Significant accounting standards to be adopted

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the balance sheet). This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.

FASB Statement No. 157

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.

2.  Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31:

	2006	2005
	(in millions)

Amounts billed	$214	$184
Amounts to be invoiced	106	85
Recoverable costs and profits	13	8
Other	13	8
Allowance for doubtful accounts	(8)	(7)

	$338	$278

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Property, Equipment and Purchased Software

Property, equipment and purchased software, net, consisted of the following as of December 31:

	2006	2005
	(in millions)

Owned assets:
Land and buildings	$157	$125
Computer equipment	97	74
Furniture and equipment	72	54
Leasehold improvements	21	17

	347	270
Less accumulated depreciation and amortization	(153)	(115)

	194	155

Purchased software	74	64
Less accumulated amortization	(48)	(39)

	26	25

Total property, equipment and purchased software, net	$220	$180

Depreciation and amortization expense for property, equipment and purchased software was $55 million, $41 million, and $38 million for the years ended December 31, 2006, 2005, and 2004, respectively.

4.  Acquisitions

eServ LLC

On February 28, 2006, we acquired substantially all of the assets of eServ LLC, a provider of product engineering outsourcing services. As a result of the acquisition, we broadened our suite of BPO services for the automotive, manufacturing and industrial services markets. The initial purchase price for eServ was $21 million, of which $3 million is being held in escrow for up to approximately two years, and we may make additional payments totaling up to $7 million in cash in 2007 and 2008. The possible future payments are contingent upon eServ achieving certain financial targets for 2006 and 2007. Additionally, we may make an additional payment in 2008 to associates of eServ if certain financial conditions are met for both 2006 and 2007. Because this payment is contingent on employment after the acquisition, we will record this payment, if earned, as compensation expense on our consolidated statements of operations. The results of operations of eServ and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The allocation of the eServ purchase consideration to the assets and liabilities acquired, including goodwill, is not final due to a potential contractual purchase price adjustment. The fair values of the acquired purchased software and intangible assets totaled $1 million and $5 million, respectively, resulting in the estimated excess purchase price over net assets acquired of $12 million, which was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment, and is deductible for tax purposes. Any additional future payments will be recorded as additional goodwill in the Industry Solutions segment.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the adjusted fair values of the eServ assets acquired and liabilities assumed at the date of acquisition, which was February 28, 2006 (in millions):

Current assets	$4
Property, equipment and purchased software, net	2
Goodwill	12
Identifiable intangible assets	5
Other non-current assets	1

24
Current liabilities	(3)

Total consideration paid as of December 31, 2006	$21

This business is not considered to be material to our consolidated results of operations, financial position, and cash flows.

Technical Management, Inc.

On August 12, 2005, we acquired all of the outstanding shares of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG), a leading provider of policy administration and business process services to the life insurance and annuity industry. As a result of the acquisition, we expanded our business process services offerings to include life insurance administration. The initial purchase price for TAG was $60 million (net of $5 million of cash acquired), $3 million of which is being held in an escrow account for up to approximately 18 months, and we may make additional payments totaling up to $10 million in cash or stock during 2007. The possible future payments are contingent upon TAG achieving certain financial targets over the same period, and at our discretion, up to 15% of these payments may be settled in our Class A Common Stock. During 2006, we determined that TAG met their financial targets for 2005, and we paid $8 million of additional consideration in cash. The net amount of $8 million was recorded as additional goodwill that was assigned to the Industry Solutions segment and is not deductible for tax purposes. The results of operations of TAG and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. As of December 31, 2006, the estimated excess purchase price over net assets acquired of $57 million was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment, and is not deductible for tax purposes. We completed the appraisal of tangible assets and the purchase price adjustment in 2006.

The following table summarizes the adjusted fair values of the TAG assets acquired and liabilities assumed at the date of acquisition, which was August 12, 2005 (in millions):

Current assets	$11
Property, equipment and purchased software, net	9
Goodwill	57
Identifiable intangible assets	13
Other non-current assets	5

95
Current liabilities	(7)
Other non-current liabilities	(15)

Total consideration paid as of December 31, 2006	$73

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and included an estimate for amortization expense for identifiable intangible assets that were acquired:

	2005	2004
	(Unaudited)
	(in millions)

Revenue	$2,031	$1,818
Income before taxes	175	134
Net income	108	94
Basic earnings per share of common	0.92	0.81
Diluted earnings per share of common stock	0.89	0.78

The pro forma results for the year ended December 31, 2005, include a predominantly non-cash charge of $7 million (approximately $4 million, net of the applicable income tax benefit) resulting primarily from modifications of certain share-based payments made by TAG to former holders of options to buy shares of its common stock prior to the acquisition in 2005. In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2005 or 2004, nor are they indicative of future operations of the combined companies under our ownership and management.

PrSM Corporation

In July 2005, we acquired all of the outstanding shares of PrSM Corporation for $7 million in cash (net of $42,000 of cash acquired). PrSM is a safety, environmental and engineering services company that provides services to various government agencies, including the U.S. Department of Energy, the U.S. Department of Defense and NASA. The allocation of the PrSM purchase consideration to the assets and liabilities acquired resulted in goodwill of $7 million, which was assigned to the Government Services segment and is not deductible for tax purposes. This business is not considered to be material to our consolidated results of operations, financial position and cash flows.

Perot Systems TSI B.V.

In 1996, we entered into a joint venture with HCL Technologies whereby we each owned 50% of HCL Perot Systems B.V. (HPS), an information technology services company based in India. On December 19, 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V., which now operates within our Consulting and Applications Solutions line of business. This transaction was accounted for as a step acquisition under the purchase method of accounting. TSI specializes in business transformation and application outsourcing and currently serves customers in Australia, Germany, India, Japan, Malaysia, Singapore, Switzerland, the United Kingdom, and the United States. As a result of the acquisition, we expanded the geographical areas in which we provide services and broadened our customer base in our application development service offering.

The consideration paid in 2003 for the equity interests in TSI held by HCL Technologies and certain minority interest holders was $99 million in cash (including acquisition costs and net of $13 million of cash acquired). During 2004, we granted stock options to purchase approximately 500,000 shares of our common stock at exercise prices below fair value in exchange for the outstanding stock options of TSI. As a result, we recorded $5 million as additional paid-in capital relating to the fair value of the stock options granted, $3 million as additional goodwill, and $2 million as deferred compensation, which is not additional purchase price consideration. In addition, during 2004 we repurchased the remaining outstanding shares of TSI held by minority interests for $3 million in cash, recorded additional goodwill of $3 million and recorded $1 million in other adjustments to total consideration that increased goodwill.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, we also completed the appraisals of the acquired tangible and intangible assets, which resulted in an increase to the value allocated to land of $4 million, the recording of acquired intangibles of $8 million, other reductions to net assets acquired of $1 million, and a net reduction to goodwill of $11 million. For each of the years ended December 31, 2006 and 2005, we adjusted our pre-acquisition income tax liabilities to reduce them by approximately $1 million, which resulted in a decrease to goodwill of approximately $2 million. The excess purchase price over net assets acquired of $65 million was recorded as goodwill on the consolidated balance sheets, was assigned to the Consulting and Applications Solutions segment, and is not deductible for tax purposes.

Soza & Company, Ltd.

On February 20, 2003, we acquired all of the outstanding shares of Soza & Company, Ltd., a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. As a result of the acquisition, we increased our customer base and service offerings in the Government Services reporting segment. The initial purchase price for Soza was $74 million in cash (net of $3 million in cash acquired). The purchase agreement contained provisions that included additional payments of up to $32 million, which were dependent on Soza achieving certain financial targets in 2003 and 2004. At our discretion, up to 70% of this additional consideration could have been settled in our Class A Common Stock. Soza met the financial target for 2003, and we paid additional consideration of $15 million in 2004, consisting of $6 million in cash and $9 million in form of 641,000 shares of our Class A Common stock. Soza also met the financial target for 2004, and we paid additional consideration of $17 million in cash in 2005.

ADI Technology Corporation

On July 1, 2002, we acquired all of the outstanding shares of ADI Technology Corporation, a professional services company that provides technical, information, and management disciplines to the Department of Defense and other governmental agencies. As a result of the acquisition, we expanded into a Government Services reporting segment.

The initial purchase price for ADI was $38 million in cash (net of $45,000 in cash acquired). The purchase agreement contained provisions that included additional payments of up to $15 million, which were dependent on ADI achieving certain annual financial targets in 2002 through 2004. At our discretion, up to 60% of this additional consideration could have been settled in our Class A Common Stock. During 2003, we determined that ADI met the financial target for 2002, and we paid $1 million of additional cash consideration, which was net of a contractual purchase price adjustment of $2 million. During 2004, we determined that ADI met the financial target for 2003, and we paid $5 million of additional consideration, consisting of $3 million in cash and $2 million in the form of 175,000 shares of our Class A Common Stock. During 2005, we determined that ADI met the financial target for 2004, and we paid $7 million of additional consideration in cash.

Other acquisitions

Additionally, during the years ended December 31, 2005 and 2004, we paid additional consideration for other acquired businesses that met financial targets that individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, by reportable segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
	(in millions)

Balance as of January 1, 2005	$195	$97	$67	$359
Additional goodwill for ADI acquisition	—	7	—	7
Additional goodwill for Soza acquisition	—	17	—	17
Goodwill resulting from PrSM acquisition	—	7	—	7
Goodwill resulting from TAG acquisition	49	—	—	49
Other	6	—	(1)	5

Balance as of December 31, 2005	250	128	66	444
Goodwill resulting from eServ acquisition	12	—	—	12
Additional goodwill resulting from TAG acquisition	8	—	—	8
Reclassification of goodwill due to change in reporting units	(15)	—	15	—
Other	—	—	(1)	(1)

Balance as of December 31, 2006	$255	$128	$80	$463

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

6.	Deferred Contract Costs, Net, and Other Non-Current Assets

Deferred contract costs, net

During September 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Under the original contract, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services based on the guidance of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” As a result, we were deferring both the revenue on the software development and implementation project, consisting of the amounts we were billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. At December 31, 2005, we had deferred $48 million of costs related to the software development and implementation project. Following the contract modification in September 2006, we impaired $44 million of the deferred costs and recorded this charge to direct cost of services in the consolidated income statements. The remaining deferred costs represent the relative fair value of the software delivered under the modified contract. Prior to the contract modification, we had deferred approximately $19 million of revenue under the original contract terms, which represents fees collected in advance of the software implementation, and was included in non-current deferred revenue on the consolidated balance sheet. Under the terms of the modified contract, we signed a promissory note to pay the customer $12 million over four years and we have recorded the present value of this note of $11 million as of September 30, 2006, as a reduction of deferred revenue. We will amortize the remaining

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4 million of deferred costs and $8 million of deferred revenue over the term of the modified contract of approximately seven years.

The remaining balances of deferred contract costs, net, at December 31, 2006 and 2005, relate primarily to deferred contract setup costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract setup costs was $11 million, $5 million, and $2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Other non-current assets

Other non-current assets consist of the following as of December 31:

	2006	2005
	(in millions)

Non-current prepaid assets	$9	$11
Sales incentives, net	8	15
Identifiable intangible assets, net	19	23
Non-current deferred tax asset, net	7	—
Other non-current assets	11	10

	$54	$59

Sales incentives

In certain arrangements we may pay consideration to the customer at the beginning of a contract as a sales incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract. Amortization for sales incentives was $3 million for each of the years ended December 31, 2006, 2005, and 2004.

Identifiable intangible assets

Identifiable intangible assets are recorded in other non-current assets in the consolidated balance sheets and are composed of:

	As of December 31, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Value	Amortization	Value	Value	Amortization	Value
	(in millions)

Service mark	$5	$(4)	$1	$6	$(4)	$2
Customer-based assets	38	(22)	16	34	(15)	19
Other intangible assets	7	(5)	2	7	(5)	2

Total	$50	$(31)	$19	$47	$(24)	$23

Total amortization expense for identifiable intangible assets was $8 million, $6 million, and $10 million, for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense is estimated at $7 million, $5 million, $4 million, and $3 million for the years ended December 31, 2007 through 2010, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to six years. The weighted average useful life is approximately four years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of December 31:

	2006	2005
	(in millions)

Operating expenses	$72	$54
Accrued subcontractor costs	20	20
Taxes other than income	5	4
Other	8	4

	$105	$82

Accrued operating expenses include liabilities recorded for both corporate and contract-related needs, including accruals for employee benefit plan costs and other general expenditures.

8.	Debt

Long-term debt

In June 2000, we entered into an operating lease contract with a variable interest entity for the use of land and office buildings in Plano, Texas, including a data center facility. As part of our adoption of FIN 46, we began consolidating this entity on December 31, 2003. Upon consolidation, we recorded the debt between the variable interest entity and the financial institutions (the lenders) of $75 million. The debt bore interest at LIBOR plus 100 basis points for 97% of the outstanding balance while the remaining 3% was charged interest at LIBOR plus 225 basis points. The agreement was to mature in June 2005 with one optional two-year extension; however, we did not extend the agreement. In March 2005, we borrowed $77 million under our credit facility to pay the exercise amount of $75 million for the purchase option under the operating lease and certain other expenses. Our consolidated variable interest entity then repaid the amount due to the lenders.

As discussed above in Note 6, “Deferred Contract Costs, net and Other Non-Current Assets,” in September 2006, we signed a promissory note to pay a customer $12 million over four years and recorded the present value of the note of $11 million as a reduction of deferred revenue. At December 31, 2006, $3 million is included in accrued and other current liabilities and $7 million is recorded in long-term debt on the consolidated balance sheet.

Credit facility

In January 2004, we entered into a three-year credit facility with a syndicate of banks that allows us to borrow up to $100 million. In March 2005, we executed a restated and amended agreement that expanded the facility to $275 million and extended the term to five years. In August 2006, a further amendment to the agreement extended the maturity date of the facility to August 2011. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged a portion of the stock of one of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility matures in August 2011 and requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. As discussed above, in March 2005 we borrowed $77 million against the credit facility. In January 2007, we borrowed an additional $75 million in connection with our acquisition of QSS Group, Inc., which is discussed further in Note 20, “Subsequent Event.”

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 1997, we concluded a renegotiation of the terms of our strategic alliance with UBS. Under these terms and conditions, we sold to UBS 100,000 shares of our Class B stock at a purchase price of $3.65 per share. These shares are fully vested as of January 1, 2007.

Under the terms and conditions of the same 1997 agreement, we sold UBS options to purchase 7,234,000 shares of our Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. Prior to 2005, UBS had exercised 6,476,000 of these options in accordance with this plan, 700,000 shares were exercised during 2005, and 58,000 were exercised during 2006. Of the total 7,334,000 Class B shares issued to UBS, 5,059,000 were converted to Class A shares prior to 2005 and 1,458,000 were repurchased from UBS during 2005 for $19 million and are currently held in treasury. The remaining 817,000 Class B shares are outstanding as of December 31, 2006, and are fully vested as of January 1, 2007.

Preferred stock

In July 1998, our Board of Directors approved an amendment to our Certificate of Incorporation that authorized 5 million shares of Preferred Stock, the rights, designations, and preferences of which may be designated from time to time by the Board of Directors. On January 5, 1999, our Board of Directors authorized two series of Preferred Stock in connection with the adoption of a Stockholder Rights Plan: 200,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share (the Series A Preferred Stock), and 10,000 shares of Series B Junior Participating Preferred Stock, par value $.01 per share (the Series B Preferred Stock and, together with the Series A Preferred Stock, the Preferred Stock).

Stockholder rights plan

As mentioned above, we have a Stockholder Rights Plan, pursuant to which one Class A Right and one Class B Right (Right, or together, the Rights) is attached to each respective share of Class A and Class B Common Stock. Each Right entitles the registered holder to purchase a unit consisting of one one-thousandth of a share of Series A or Series B Preferred Stock from us, at a purchase price of $55.00 per share, subject to adjustment. These Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in certain circumstances. Accordingly, the existence of these Rights may deter certain acquirors from making takeover proposals or tender offers.

Employee stock purchase plan

Eligible associates participate in an employee stock purchase plan (the ESPP), which provides for the issuance of a maximum of 20 million shares of Class A Common Stock and is divided into separate U.S. and Non-U.S. plans in order to ensure that United States employees continue to receive tax benefits under Sections 421 and 423 of the United States Internal Revenue Code. Eligible employees may have up to 10% of their earnings withheld to be used

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to purchase shares of our common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

10.	Stock Options and Stock-Based Compensation

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant.

We adopted FAS 123R using the modified prospective method. Under this transition method, stock compensation expense for 2006 included the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with FAS 123 and FAS 123R, which we estimate using the Black-Scholes option pricing model and recognize ratably, less estimated forfeitures, over the vesting period, in direct cost of services or in selling, general and administrative expenses. In addition, upon adoption of FAS 123R we began recording the related deferred income tax benefits associated with stock compensation expense and began reflecting the excess tax benefits of stock-based compensation awards in cash flows from financing activities. Results for prior periods have not been restated.

For the year ended December 31, 2006, stock option compensation expense and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in diluted earnings per common share, were as follows:

2006
(in millions)

Direct cost of services	$6
Selling, general and administrative expenses	8

Total stock compensation expense from stock options and ESPP	14
Stock compensation expense from stock options and ESPP, net of tax	10
Decrease in diluted earnings per share of common stock	$0.08

Stock compensation expense related to restricted stock units was $3 million ($2 million net of tax), $3 million ($2 million net of tax), and $2 million ($1 million net of tax) for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, there was $42 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per common share as if we had elected to adopt the expense recognition provisions of FAS 123 for the years ended December 31, 2005 and 2004:

	2005	2004
	(in millions)

Net income
As reported	$111	$94
Add: stock-based compensation expense included in reported net income, net of related tax effects	2	1
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(27)	(19)

Pro forma	$86	$76
Earnings per share of common stock
Basic:
As reported	$0.94	$0.82
Pro forma	$0.73	$0.66
Diluted:
As reported	$0.91	$0.78
Pro forma	$0.72	$0.64

We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense and the assumptions used for each period are as follows:

	2006	2005	2004

Weighted average risk free interest rates	4.7%	4.4%	3.1%
Weighted average life (in years)	5.0	4.6	3.2
Volatility	31%	43%	43%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted at fair market value	$5.32	$6.05	$5.27
Weighted average grant-date fair value per share of options granted below fair market value	$—	$—	$8.81
Weighted average grant-date fair value per share of options granted above fair market value	$—	$3.14	$—

Prior to January 1, 2006, with the exception of grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year. The expected life for cliff vesting grants was generally equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. For those stock options granted subsequent to December 31, 2005, we estimated the expected life of each grant as the weighted average expected life of each tranche of the granted option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. For the year ended December 31, 2006, expected volatility of our stock price was based on implied volatilities from traded options on our common stock and on historical volatility over the expected term of the granted option. For the years ended December 31, 2005 and 2004, expected volatility of our stock price was based on only historical volatility over the expected term of the granted option. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

To reduce future stock option compensation expense that we would otherwise recognize in our consolidated income statements with the adoption of FAS 123R, “Share-Based Payments,” and to further advance our corporate compensation objectives, in November 2005 we extended an offer to eligible employees to exchange certain

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested stock options to purchase Class A common stock for fully vested replacement stock options to purchase 90% of the original number of shares of our Class A common stock. The stock options that were eligible to be exchanged were only those options to purchase shares of our Class A common stock at $25.00 per share that were scheduled to vest in March 2010. Of the 2,861,000 stock options eligible for exchange, employees representing approximately 72% of the eligible options accepted the offer, and we granted 1,859,000 fully vested replacement stock options to those employees. Also to reduce future stock option compensation expense, we accelerated the vesting for the remaining 795,000 stock options, but the underlying shares resulting from the future exercise of these stock options may not be sold prior to the original vesting date in March 2010. As a result of the offer and the acceleration of the remaining 795,000 stock options, our 2005 pro forma net income and diluted earnings per common share above were reduced by $12 million and $0.10, respectively.

Description of stock-based compensation plans

Below are descriptions of our active stock-based compensation plans, as well as our 1996 Non-Employee Director Stock Option/Restricted Stock Plan and our 1991 Stock Option Plan, under which a significant number of stock options remain outstanding.

2001 Long-Term Incentive Plan

In 2001, we adopted the 2001 Long-Term Incentive Plan under which employees, directors, or consultants may be granted stock options, stock appreciation rights, and restricted stock or may be issued cash awards, or a combination thereof. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options. The exercise price of any incentive stock option issued is the fair market value on the date of grant, and the term of which may be no longer than ten years from the date of grant. The exercise price of a non-statutory stock option may be no less than 85% of the fair value on the date of grant, except under certain conditions specified in the 2001 Plan, and the term of a non-statutory stock option may be no longer than eleven years from the date of grant. The vesting period for all options is determined upon grant date, and the options usually vest over a three- to ten-year period, and in some cases can be accelerated through attainment of performance criteria. The options are exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the employee’s termination date.

2006 Non-Employee Director Equity Compensation Plan

In 2006, we adopted the 2006 Non-Employee Director Equity Compensation Plan. This plan provides for the issuance of up to 500,000 Class A common shares to non-employee Board members at a designated amount on June 1 of every year. Shares under the plan would be immediately vested upon the grant date and would have no restrictions. The non-employee Board members may elect to defer receipt of a future stock award to the date his or her service terminates.

1996 Non-Employee Director Stock Option/Restricted Stock Plan

In 1996, we adopted the 1996 Non-Employee Director Stock Option/Restricted Stock Plan. No new shares or options will be granted under this plan as the plan was terminated in 2006; however, provisions of this plan will remain in effect for all currently outstanding options granted under this plan. This plan provided for the issuance of up to 800,000 Class A common shares or options to Board members who are not our employees. Shares or options issued under the plan are subject to one- to five-year vesting, with options expiring after an eleven-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions were established upon issuance. The options are exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the Board member’s termination date.

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

Activity in our stock-based compensation plans

Activity in stock options for Class A Common Stock was as follows (options in thousands):

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	25,342	14.81	29,904	14.68	32,907	13.99
Granted	1,543	14.89	3,755	19.26	2,651	13.34
Exercised	(3,451)	8.54	(2,306)	6.08	(2,911)	5.74
Forfeited	(5,265)	20.33	(6,011)	20.27	(2,743)	14.62
Outstanding at December 31	18,169	14.42	25,342	14.81	29,904	14.68
Exercisable at December 31	10,731	14.97	15,702	16.14	12,410	14.37

For outstanding and exercisable options at December 31, 2006, the weighted average remaining contractual term (in years) is 4.56 and 4.17 respectively. For outstanding and exercisable options at December 31, 2006, the aggregate intrinsic value is $62 million and $40 million respectively.

The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2006 (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Options	Price	Life	Options	Price

$0.25 - $5.00	997	$2.21	1.01	855	$2.06
$5.01 - $10.00	2,252	9.66	5.33	1,942	9.66
$10.01 - $15.00	9,076	12.89	4.65	3,383	12.22
$15.01 - $20.00	2,235	16.24	5.01	1,134	16.52
$20.01 - $25.00	3,609	23.46	4.43	3,417	23.44

Total	18,169	14.42	4.56	10,731	14.97

We have 48,762,994 shares reserved for issuance under our equity compensation plans.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the aggregate intrinsic value and income tax benefits from the exercise of our Class A stock options and the vesting of restricted stock units during the years ended December 31, 2006, 2005, and 2004, as well as the amount of cash received from our stock-based compensation arrangements for the same periods:

	2006	2005	2004
	(in millions)

Aggregate intrinsic value of Class A stock options exercised and restricted stock units vested	$25	$20	$26
Income tax benefits from the exercise of Class A stock options and restricted stock units vested	9	5	9
Cash received from our stock-based compensation arrangements	37	21	23

Of the total income tax benefit of $9 million, $5 million, and $9 million for the years ended December 31, 2006, 2005, and 2004, respectively, $7 million, for 2006, was reflected as excess tax benefits from stock-based compensation arrangements in net cash provided by financing activities in our consolidated statements of cash flow for the same period. There was no excess tax benefit for the years ended December 31, 2005 and 2004. In addition, upon adoption of FAS 123R, we reclassified the deferred compensation balance at December 31, 2005, of $11 million, which related primarily to the unearned compensation expense on restricted stock units, to additional paid-in capital.

The number of outstanding nonvested restricted stock units was 957,000, 807,000, and 574,000 for the years ended December 31, 2006, 2005, and 2004, respectively, with a weighted-average grant-date fair value per share of $14.60, $14.42, and $15.10, respectively. The number of nonvested restricted stock units that vested or forfeited during the year ended December 31, 2006 was insignificant.

11.	Termination of a Business Relationship

In 2001, we entered into a long-term fixed-price IT outsourcing contract with a customer that included various non-construction services and a construction service, which was an application development project. In 2003, we recorded losses on this contract totaling approximately $37 million, and we exited the contract. We completed the services necessary to transition certain functions back to the customer during the fourth quarter of 2003. In 2004, we filed a claim in arbitration to recover amounts we believed were due under this contract, and the other party filed counterclaims. In the second quarter of 2005, we settled this dispute, which resulted in a payment to us of approximately $7 million and a reduction of liabilities of approximately $3 million, both of which were recorded as a reduction to direct cost of services in 2005.

12.	Income Taxes

Income before taxes for the years ended December 31 was as follows:

	2006	2005	2004
	(in millions)

Domestic	$77	$137	$111
Foreign	43	43	24

	$120	$180	$135

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes charged to operations was as follows:

	2006	2005	2004
	(in millions)

Current:
U.S. federal	$44	$42	$22
State and local	4	5	3
Foreign	7	11	6

Total current	55	58	31

Deferred:
U.S. federal	(15)	10	16
State and local	—	1	2
Foreign	(1)	—	(8)

Total deferred	(16)	11	10

Total provision for income taxes	$39	$69	$41

The tax benefits recorded directly to additional paid-in-capital from stock options exercised and restricted stock units vested were $20 million, $3 million, and $9 million in 2006, 2005, and 2004, respectively.

We have foreign net operating loss carryforwards of $41 million to offset future foreign taxable income that do not expire. We have U.S. federal net operating loss carryforwards of $9 million that may be used to offset future taxable income and will begin to expire in 2018. We have state net operating losses that expire over the next 20 years. We also have state income tax credits of $4 million that may be used to offset future Nebraska income tax liability and will begin to expire in 2016.

Deferred tax assets (liabilities) consist of the following at December 31:

	2006	2005
	(in millions)

Accrued liabilities	$45	$41
Accrued revenue	22	21
Loss carryforwards	15	17
Property and equipment	9	6
Stock-based compensation	4	—
Tax credits	4	4
Bad debt reserve	2	3
Other	3	5

Gross deferred tax assets	104	97

Deferred costs	(25)	(33)
Intangible assets	(20)	(21)
Investments in subsidiaries	(11)	(11)
Other	(1)	(2)

Gross deferred tax liabilities	(57)	(67)

Valuation allowance	(15)	(16)

Net deferred tax assets	$32	$14

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, we had deferred tax assets in excess of deferred tax liabilities of $47 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe it is more likely than not that $32 million of such assets will be realized, resulting in a valuation allowance at December 31, 2006, of $15 million relating primarily to certain foreign jurisdictions. The valuation allowance decreased by $1 million during 2006, including $2 million recorded as a component of income tax expense, offset by an increase of $1 million due to foreign currency translation adjustments on our foreign valuation allowances.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

	2006	2005	2004
	(in millions)

Statutory U.S. tax rate	$42	$63	$47
State and local taxes, net of federal benefit	2	4	3
Nondeductible items	2	1	1
U.S. rates in excess of foreign rates and other	(5)	(4)	(4)

	41	64	47
Resolution of prior year income tax issues	—	—	(3)
Valuation allowance	(2)	2	(3)
Tax on repatriation of foreign earnings pursuant to the Act	—	3	—

Total provision for income taxes	$39	$69	$41

Income tax expense for 2005 included $3 million of income tax expense on $42 million of foreign earnings repatriated pursuant to the Act. We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for the aforementioned amounts repatriated pursuant to the Act, we intend to either permanently invest our non-U.S. earnings or remit such earnings in a tax-free manner. The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $182 million at December 31, 2006, and $150 million at December 31, 2005. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of such earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

Our tax filings are subject to audit by the tax authorities in the jurisdictions where we conduct business. The Internal Revenue Service (IRS) and India tax authorities are currently auditing our income tax returns. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Resolution of these matters involves some degree of uncertainty; accordingly, we provide income taxes only for the liabilities we believe will ultimately result from the proceedings.

The IRS has completed its examination of our federal income tax returns for the tax years ended December 31, 2000, through December 31, 2002, and we are appealing one issue. While the resolution of any issue under audit may result in income tax liabilities that are significantly different than the recorded liabilities, management believes the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operation.

Certain of our subsidiaries in India, Singapore, Malaysia, and the Philippines have qualified for tax holidays and incentives. The 2006 tax benefit relating to these tax holidays and incentives was approximately $6 million (approximately $.05 per diluted share). Our India tax holidays were granted to Software Technology Parks and are scheduled to expire beginning March 2006 through March 2009. Our Singapore tax incentives were granted to encourage business development and expansion over a five-year period, which expires in September 2008. Our Malaysian subsidiary has been granted Pioneer status, which qualifies the company for a five-year tax holiday

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expiring in July 2007. Our Philippine subsidiary has been designated as an Ecozone IT Enterprise by the Philippine Economic Zone Authority, granting the company a four-year tax holiday expiring in August 2010.

13.  Segment and Certain Geographic Data

We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. Operating segments that have similar economic and other characteristics have been aggregated to form our reportable segments. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, delivery groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area. During the past several years, we have used acquisitions to strengthen our service offerings for applications development and maintenance and business process services.

Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This combined line of business, Consulting and Applications Solutions, provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct cost of services of approximately $51 million, $44 million and $30 million for the years ended December 31, 2006, 2005, and 2004, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment. The assets reported in “Other” consist primarily of cash and cash equivalents, short-term investments, and our corporate headquarters facility.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2006, 2005, and 2004.

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
	(in millions)

2006:
Revenue	$1,803	$291	$255	$(51)	$2,298
Depreciation and Amortization	58	5	7	9	79
Income before taxes	65	19	35	1	120
Total assets	687	211	189	494	1,581
2005:
Revenue	$1,534	$272	$236	$(44)	$1,998
Depreciation and Amortization	39	5	7	8	59
Income before taxes	125	16	39	—	180
Total assets	632	215	221	303	1,371
2004:
Revenue	$1,332	$263	$208	$(30)	$1,773
Depreciation and Amortization	28	5	12	9	54
Income before taxes	100	14	19	2	135
Total assets	470	163	242	351	1,226

All prior period amounts have been adjusted to reflect the combination in 2006 of the Consulting Solutions group with the Applications Solutions line of business.

During the third quarter of 2006, we recorded $44 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs relating to the modification of an existing contract. This charge is included in the Industry Solutions segment.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below is the financial information for each geographic area. “All Other” includes financial information from other foreign countries in which we provide services, including the following countries: Australia, Canada, China, France, Germany, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Philippines, Romania, Singapore, Switzerland, and United Arab Emirates. Revenue for each country is based primarily on where the services are performed.

	2006	2005	2004
	(in millions)

United States:
Total revenue	$1,894	$1,641	$1,456
Long-lived assets at December 31	183	145	110
United Kingdom:
Total revenue	179	168	145
Long-lived assets at December 31	1	1	1
India:
Total revenue	75	62	48
Long-lived assets at December 31	33	34	33
All Other:
Total revenue	150	127	124
Long-lived assets at December 31	3	—	—
Consolidated:
Total revenue	2,298	1,998	1,773
Long-lived assets at December 31	220	180	144

For the years ended December 31, 2006, 2005, and 2004, revenue from one customer, UBS, comprised approximately 13%, 15%, and 16% of total revenue, respectively. Our outsourcing agreement with UBS, which represented approximately 12% of our consolidated revenue for the year ended December 31, 2006, ended on January 1, 2007.

14.  Commitments and Contingencies

Operating leases and maintenance agreements

We have commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 2006, are as follows:

Lease and
Year ended December 31:	Maintenance Commitments
(in millions)
2007	$51
2008	40
2009	27
2010	19
2011	15
Thereafter	39

Total	$191

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum payments have not been reduced by minimum sublease rental income of $2 million due in the future under non-cancelable subleases. We are obligated under certain operating leases for our pro rata share of the lessors’ operating expenses. Rent expense was $57 million, $44 million, and $31 million for the years ended December 31, 2006, 2005, and 2004, respectively. Additionally, as of December 31, 2006 and 2005, we maintained a provision balance of $3 million and $4 million, respectively, relating to unused lease space.

Federal government contracts

Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its discretion or as a result of changes in laws or regulations that might affect our ability to qualify to perform the projects. The termination or a reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition.

Our federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (DCAA) and other federal agencies. These audits may result in adjustments to contract costs and fees reimbursed by our federal customers. The DCAA has completed audits of our contracts through fiscal year 2003.

Contract-related contingencies

We have certain contingent liabilities that arise in the ordinary course of providing services to our customers. These contingencies are generally the result of contracts that require us to comply with certain level of effort or performance measurements, certain cost-savings guarantees, or the delivery of certain services by a specified deadline.

Foreign exchange forward contracts

At December 31, 2006, we had 51 forward contracts to purchase and sell various currencies in the amount of $75 million. These contracts expire at various times before the end of 2007. The estimated fair value of our forward contracts using bank rates and market quotes was a net asset of $1 million as of December 31, 2006. Our remaining risk associated with these transactions is the risk of default by the bank, which we believe to be remote.

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

IPO Allocation Securities Litigation

In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. These cases focus on alleged improper practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation. We have accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against all issuer defendants, in exchange for an assurance by the insurance companies

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters). On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement, but has not issued a ruling.

In December 2006, the Second Circuit Court of Appeals vacated the class certifications in the IPO class action test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. Upon remand, the district court stayed the proceedings pending plaintiffs’ petition to the Court of Appeals requesting a review by all of the judges of the court sitting en banc.

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

We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to offset a portion of our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no significant liabilities recorded for these agreements as of December 31, 2006.

We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of December 31, 2006, we have no significant liability recorded for warranty claims.

15.	Retirement Plan and Other Employee Trusts

Our eligible associates participate in the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. The plan allows eligible employees to contribute between 1% and the IRS limit of their annual compensation, including overtime pay, bonuses and commissions. We match 100% of employees’ contributions, up to a maximum of 4% of the employee’s compensation, and provide for immediate vesting of all company matching contributions. Employees are not allowed to invest funds in our Class A Common Stock; however, the plan does allow for our matching contributions to be paid in the form of Class A Common Stock, and employees are not restricted in selling any such stock. Our contributions, which were all made in cash, were $26 million, $23 million, and $19 million for the years ended December 31, 2006, 2005, and 2004, respectively.

16.	Supplemental Cash Flow Information

	2006	2005	2004
	(in millions)

Cash paid for interest	$5	$3	$2

Cash paid for income taxes, net	$50	$31	$17

Non-cash investing and financing activities:
Long-term debt assumed in acquisition of a business	$—	$3	$—

Issuance of common stock and options to purchase shares of common stock for acquisitions of businesses	$—	$—	$16

17.	Related Party Transactions

We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract was scheduled to expire on January 31, 2007. However, an extension signed in January 2007 will keep this contract in effect until January 31, 2017. Following this period, the contract will automatically extend for consecutive one-year renewal terms. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2006, 2005, and 2004, we recorded revenue of approximately $2,086,000, $1,624,000 and $1,640,000 and direct cost of services of approximately $1,656,000, $1,229,000, and $1,192,000, respectively. As of December 31, 2006 and 2005, accounts receivables of Perot Systems with Hillwood Enterprise, L.P. were approximately $438,000 and $545,000, respectively. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.

During 2002, we subleased to Perot Services Company, LLC, which is controlled and owned by Ross Perot, approximately 23,000 square feet of office space at our Plano, Texas, facility. Rent over the term of the lease is approximately $422,000 per year. The initial lease term is 2 1/2 years with one optional 2-year renewal period, and the renewal period was exercised in accordance with the terms of the sublease. Prior to entering into this arrangement, our Audit Committee reviewed and approved this contract.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings Per Common Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share of common stock computations.

	2006	2005	2004
	(Dollars in millions except per share data and shares in thousands)

Earnings per share of common stock:
Basic:
Net income	$81	$111	$94

Weighted average common shares outstanding	119,503	117,880	115,203

Basic earnings per common share	$0.67	$0.94	$0.82

Diluted:
Net income	$81	$111	$94

Weighted average common shares outstanding	119,503	117,880	115,203
Incremental shares Diluted	2,615	3,987	5,329

Weighted average diluted common shares outstanding	122,118	121,867	120,532

Diluted earnings per common share	$0.66	$0.91	$0.78

For the years ended December 31, 2006, 2005, and 2004, outstanding options to purchase 7,314,000, 11,903,000 and 14,498,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be antidilutive. For the year ended December 31, 2006, we determined whether an option was dilutive or antidilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds from and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost on each stock option. For the years ended December 31, 2005 and 2004, we determined whether an option was dilutive or antidilutive based on the exercise prices for each option as compared to the average market price of our common shares for that period.

19.  Realigned Operating Structure

In the first quarter of 2001, we implemented a new operating structure in order to strengthen our market position and reduce our costs. In connection with this realigned structure, we consolidated and closed certain facilities, eliminated administrative redundancies and non-billable positions, and recorded asset basis adjustments, resulting in a charge to selling, general, and administrative expenses totaling $34 million. The payments and

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments that have been made in connection with this charge for the years ended December 31, 2004, 2005, and 2006 are as follows:

Facility Related
Costs
(in millions)

Provision balance at January 1, 2004	$5
Less: cash payments	(1)

Provision balance at December 31, 2004	4
Less: cash payments	(2)

Provision balance at December 31, 2005	2
Less: cash payments	(2)

Provision balance at December 31, 2006	$—

20.  Subsequent Event

On January 30, 2007, we acquired all of the outstanding shares of QSS Group, Inc., a U.S. federal government information technology services company, for $247 million (net of $1 million of cash acquired), $30 million of which is being held in an escrow account for up to approximately 18 months. As a result of this acquisition, we have gained several significant government-wide acquisition contracts and expanded both the scope of services and the areas we serve within the Department of Homeland Security and the Department of Defense. The purchase price was partially funded by $75 million borrowed against our existing credit facility.

21.  Supplemental Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)

Year Ended December 31, 2006:
Revenue	$542	$572	$583	$601
Direct cost of services(1)	443	463	514	485

Gross profit	99	109	69	116
Net income	23	26	—	32
Basic earnings per common share(3)	$0.19	$0.22	$—	$0.26
Diluted earnings per common share(3)	$0.19	$0.21	$—	$0.26

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)

Year Ended December 31, 2005:
Revenue	$473	$488	$510	$527
Direct cost of services(2)	369	379	403	424

Gross profit	104	109	107	103
Net income	26	33	25	27
Basic earnings per common share(3)	$0.22	$0.28	$0.22	$0.23
Diluted earnings per common share(3)	$0.22	$0.27	$0.21	$0.22

(1)	In the third quarter of 2006, we recorded $44 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs relating to the modification of an existing contract.

(2)	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7 million payment and reduced our liabilities by $3 million, both of which were recorded as a reduction to direct costs of services. The dispute related to a contract we exited in 2003.

(3)	Due to changes in the weighted average common shares outstanding per quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, such controls and procedures were effective. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

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

All information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2007, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 11.	Executive Compensation

All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2007, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2007, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions

All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2007, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 14.	Principal Accountant Fees and Services

All information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 3, 2007, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) and (2) Financial Statements and Financial Statement Schedule

The consolidated financial statements of Perot Systems Corporation and its subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

(3) Exhibits

Exhibit	Description of
Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
3.2	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September 24, 2004.)
4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.2	Rights Agreement dated January 28, 1999, between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.1	Restricted Stock Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 28, 2006.)
10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)
10.3	1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)
10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)
10.6	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.7	Amended and Restated 1991 Stock Option Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 28, 2006.)
10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.9	2001 Long Term Incentive Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed March 28, 2006.)
10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2006.)
10.13	Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)

Exhibit	Description of
Number	Exhibit

10.14	Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)
10.15	Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)
10.16	Amended and Restated Master Operating Agreement dated January 1, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Form 10, dated April 30, 1997.)
10.17	Amendment No. 1 to Amended and Restated Master Operating Agreement dated September 15, 2000, between UBS AG and the Company (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.18	Amended and Restated PSC Stock Option and Purchase Agreement dated April 24, 1997 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.30 of the Company’s Form 10, dated April 30, 1997.)
10.19	Second Amended and Restated Agreement for EPI Operational Management Services dated June 28, 1998 between Swiss Bank Corporation (predecessor of UBS AG) and the Company (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)
10.20	Amendment No. 1 to Second Amended and Restated Agreement for EPI Operational Management Services dated September 15, 2000, between UBS AG and the Company (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.21	Memorandum Agreement dated August 24, 2001, between UBS AG and Perot Systems Corporation (Incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.)
10.25	Commercial Sublease dated September 18, 2002, by and between PSC Management Limited Partnership, as sublessor, and Perot Services Company, LLC, as sublessee (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.)
10.26	Employment Agreement dated March 14, 2003, between the Company and Jeff Renzi (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)
10.27	Amended and Restated License Agreement dated as of August 1, 1992, between Perot Systems Family Corporation and H.R. Perot and the Company (Incorporated by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.28	Amendment to Amended and Restated License Agreement effective nunc pro tunc as of May 18, 1988, between Perot Systems Family Corporation and H.R. Perot and the Company (Incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed March 12, 2004.)
10.29	Amended and Restated Credit Agreement dated as of March 3, 2005, by and among the Company, JPMorgan Chase Bank, N.A., KeyBank National Association, SunTrust Bank, Wells Fargo Bank, N.A., Wachovia Bank, N.A., Comerica Bank, Southwest Bank of Texas, N.A., Bank of Texas, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Bank Hapoalim B.M., and Mizuho Corporate Bank, Ltd. (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed March 4, 2005.)
10.31	Master Agreement for Information Technology Services dated April 1, 2001, between Hillwood Enterprises, L.P. and the Company (Incorporated by reference to Exhibit 10.35 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 27, 2004.)
10.32	Statement of Work #1 dated April 11, 2001, between Hillwood Enterprises, L.P. and the Company (Incorporated by reference to Exhibit 10.36 of Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 27, 2004.)
10.33	EPI Transition Agreement dated September 16, 2004, between UBS AG and the Company (Incorporated by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K filed September 20, 2004.)

Exhibit		Description of
Number		Exhibit

10.35		Amendment No. 02 to Commercial Sublease dated as of December 18, 2005, by and between PSC Management Limited Partnership, a Texas limited partnership, and Perot Services Company, LLC, a Texas limited liability company (Incorporated by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K filed December 20, 2005.)
10.36		Form of Change-in-Control Severance Agreement (Incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2006.)
10.37		Amended and Restated 2006 Non-Employee Director Equity Compensation Plan adopted September 28, 2006 (Incorporated by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K filed October 4, 2006.)
10.38		First Amendment to Amended and Restated Credit Agreement dated August 28, 2006, by and among Perot Systems Corporation, as Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K filed August 31, 2006.)
10	.39*	Amended and Restated Stock Option Agreement dated December 27, 2006, between the Company and Ross Perot, Jr.
10	.40*	Stock Purchase Agreement dated December 18, 2006, by and among Perot Systems Government Services, Inc., a wholly owned subsidiary of the Company, QSS Group, Inc., a Maryland corporation (“QSS”), and the stockholders of QSS. (Specified portions of this agreement have been omitted and will be filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
10	.41*	Information Technology Services Agreement dated as of January 1, 2007, by and between the Company and Hillwood Enterprises, L.P., a Texas limited partnership.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP dated February 28, 2007.
31	.1*	Rule 13a-14 Certification dated February 28, 2007, by Peter A. Altabef, President and Chief Executive Officer.
31	.2*	Rule 13a-14 Certification dated February 28, 2007, by Russell Freeman, Vice President and Chief Financial Officer.
32	.1**	Section 1350 Certification dated February 28, 2007, by Peter A. Altabef, President and Chief Executive Officer.
32	.2**	Section 1350 Certification dated February 28, 2007, by Russell Freeman, Vice President and Chief Financial Officer.
99	.1*	Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perot Systems Corporation

By:	/s/ Peter A. Altabef
Peter A. Altabef
President and Chief Executive Officer

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Altabef Peter A. Altabef	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Russell Freeman Russell Freeman	Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Robert J. Kelly Robert J. Kelly	Corporate Controller (Principal Accounting Officer)	February 28, 2007

/s/ Ross Perot Ross Perot	Chairman Emeritus	February 28, 2007

/s/ Ross Perot, Jr. Ross Perot, Jr.	Chairman	February 28, 2007

/s/ Steve Blasnik Steve Blasnik	Director	February 27, 2007

/s/ John S.T. Gallagher John S.T. Gallagher	Director	February 28, 2007

/s/ Carl Hahn Carl Hahn	Director	February 28, 2007

/s/ DeSoto Jordan DeSoto Jordan	Director	February 28, 2007

/s/ Thomas Meurer Thomas Meurer	Director	February 28, 2007

Signature	Title	Date

/s/ Cecil H. Moore, Jr. Cecil H. Moore, Jr.	Director	February 28, 2007

/s/ Anuroop Singh Anuroop Singh	Director	February 28, 2007

/s/ Anthony Principi Anthony Principi	Director	February 27, 2007