Form 10-Q
period 2007-03-31
PEROT SYSTEMS CORP
filed 2007-05-07
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-22495
PEROT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	75-2230700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
☑ Large accelerated filer           ☐ Accelerated filer           ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of April 27, 2007: 121,456,320 shares of Class A Common Stock and 816,638 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$145	$250
Short-term investments	21	133
Accounts receivable, net	421	338
Prepaid expenses and other	77	62

Total current assets	664	783
Property, equipment and purchased software, net	227	220
Goodwill	627	463
Deferred contract costs, net	69	61
Other non-current assets	120	54

Total assets	$1,707	$1,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63	$52
Deferred revenue	42	42
Accrued compensation	42	65
Income taxes payable	22	37
Accrued and other current liabilities	114	105

Total current liabilities	283	301
Long-term debt	159	84
Non-current deferred revenue	83	82
Other non-current liabilities	24	9

Total liabilities	549	476

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	554	533
Retained earnings	606	575
Treasury stock	(21)	(21)
Accumulated other comprehensive income	18	17

Total stockholders’ equity	1,158	1,105

Total liabilities and stockholders’ equity	$1,707	$1,581

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions, except per
	share data)
Revenue	$590	$542
Direct cost of services	485	443

Gross profit	105	99
Selling, general and administrative expenses	71	64

Operating income	34	35
Interest income	2	2
Interest expense	(2)	(1)

Income before taxes	34	36
Provision for income taxes	11	13

Net income	$23	$23

Earnings per share of common stock:
Basic	$0.19	$0.19
Diluted	$0.19	$0.19
Weighted average number of common shares outstanding (in thousands):
Basic	121,562	118,642
Diluted	124,125	121,553
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Cash flows from operating activities:
Net income	$23	$23
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24	18
Stock-based compensation	4	4
Change in deferred taxes	(14)	8
Excess tax benefits from stock-based compensation arrangements	(1)	(1)
Other non-cash items	—	(1)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(29)	(26)
Prepaid expenses	(16)	(11)
Deferred contract costs, net	(12)	(8)
Accounts payable and accrued liabilities	2	19
Accrued compensation	(33)	(25)
Deferred revenue	1	14
Income taxes	13	(6)
Other current and non-current assets	—	(4)
Other current and non-current liabilities	—	(1)

Net cash provided by (used in) operating activities	(38)	3

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(21)	(17)
Acquisitions of businesses, net	(244)	(21)
Purchases of short-term investments	(362)	—
Net proceeds from sale of short-term investments	474	—
Other	(1)	—

Net cash used in investing activities	(154)	(38)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75	—
Proceeds from issuance of common stock	10	4
Proceeds from issuance of treasury stock	—	8
Excess tax benefits from stock-based compensation arrangements	1	1

Net cash provided by financing activities	86	13

Effect of exchange rate changes on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(105)	(22)
Cash and cash equivalents at beginning of period	250	260

Cash and cash equivalents at end of period	$145	$238

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, in our Annual Report on Form 10-K filed with the SEC on February 28, 2007. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results for the year ending December 31, 2007.
Financial instruments
The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair value. Fair values are based primarily on current prices for those or similar instruments.
We use derivative financial instruments for the purpose of managing specific exposures as part of our risk management program and hold all derivatives for purposes other than trading. To date, our use of such instruments has been limited to foreign currency forward contracts and an interest rate swap on borrowings under our credit facility entered into on February 15, 2007. This interest rate swap effectively converts $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.64%. We do not currently utilize hedge accounting with regard to these derivatives and record all gains and losses associated with such derivatives in the earnings of the appropriate period. In accordance with Statement of Financial Accounting Standards (FAS) No 133, “Accounting for Derivative Instruments and Hedging Activities,” we record the net fair value of the derivatives in accounts receivable, net, and accrued and other current liabilities, on the condensed consolidated balance sheets.
Significant accounting standards to be adopted
FASB Statement No. 157
In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.
FASB Statement No. 159
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” which expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. FAS 159 is effective for years beginning after November 15, 2007. Our adoption of FAS 159 is not expected to have a material impact on our consolidated financial statements.
NOTE 2. ACQUISITIONS
On January 30, 2007 we acquired all of the outstanding shares of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. As a result of the acquisition, we have gained several significant government-wide contracts and expanded both the scope of services and the areas we serve within the Department of Homeland Security and the Department of Defense. The initial purchase price for QSS was $244 million (net of $1 million of cash acquired), $30 million of which is being held in an escrow account for up to approximately 18 months for potential purchase price adjustments. Additionally, we are required to pay approximately $4 million of state taxes withheld in the second quarter on behalf of the seller,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
which will increase the total purchase price to $248 million. The purchase price was partially funded by $75 million borrowed against our existing credit facility. The results of operations of QSS and the estimated fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of the QSS purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to the pending completion of tangible and intangible assets appraisals and potential contractual purchase price adjustments relating to working capital targets. As of March 31, 2007, the estimated fair value of the acquired intangible assets totaled $50 million, resulting in the estimated excess purchase price over net assets acquired of $170 million, which was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Government Services segment and is deductible for tax purposes.
The following table summarizes the estimated adjusted fair values of the QSS assets acquired and the liabilities assumed at the date of acquisition, which was January 30, 2007 (in millions):

Current assets	$53
Property, equipment and purchased software, net	1
Goodwill	170
Indentifiable intangible assets	50

274

Current liabilities	(30)

Total consideration paid as of March 31, 2007	$244

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes an estimate of amortization expense for identifiable intangible assets that were acquired:

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
	(in millions, except per
	share data)
Revenue	$615	$615
Income before taxes	35	38
Net income	24	24
Basic earnings per common share	$.20	$.20
Diluted earnings per common share	$.19	$.20
In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007 or 2006, nor are they indicative of future operations of the combined companies under our ownership and management.
NOTE 3. GOODWILL
The changes in the carrying amount of goodwill for the three months ended March 31, 2007, by reporting segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
	(in millions)
Balance as of December 31, 2006	$255	$128	$80	$463
Goodwill resulting from QSS acquisition	—	170	—	170
Other	—	—	(6)	(6)

Balance as of March 31, 2007	$255	$298	$74	$627

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of March 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service mark	$1	$(1)	$—
Customer-based assets	82	(19)	63
Other intangible assets	3	(1)	2

Total	$86	$(21)	$65

Total amortization expense for identifiable intangible assets was $4 million and $2 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense is estimated at $16 million, $15 million, $14 million, $13 million, $10 million and $1 million for the years ended December 31, 2007 through 2012, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 6 years. The weighted average estimated useful life is approximately five years.
NOTE 5. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Net income	$23	$23
Foreign currency translation adjustments	1	—

Total comprehensive income	$24	$23

NOTE 6. CREDIT FACILITY
In January 2007, we borrowed an additional $75 million against our credit facility in connection with our acquisition of QSS. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 5.64% at March 31, 2007. On February 15, 2007, we entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.64%. The interest rate at March 31, 2007 for our borrowing of $77 million made in March 2005 was 5.82%.
NOTE 7. STOCKHOLDERS’ EQUITY
At March 31, 2007, there were 121,251,000 shares of our Class A Common Stock outstanding and 817,000 shares of our Class B Common Stock outstanding. At December 31, 2006, there were 120,229,000 shares of our Class A Common Stock outstanding and 817,000 shares of our Class B Common Stock outstanding.
NOTE 8. STOCK OPTIONS AND STOCK-BASED COMPENSATION
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. We continue to account for options issued prior to our initial public offering under APB 25 as required by FAS 123R.
For the three months ended March 31, 2007 and 2006, stock option compensation expense and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in diluted earnings per common share, were as follows:

	Three months ended
	March 31,
	2007	2006
	(in millions, except per
	share data)
Direct cost of services	$1	$2
Selling, general and administrative expenses	2	2

Total stock compensation expense from stock options and ESPP	3	4
Stock compensation expense from stock options and ESPP, net of tax	2	2
Decrease in diluted earnings per share of common stock	$.02	$.02
Stock compensation expense related to restricted stock units was $816,000 ($514,000 net of tax), and $510,000 ($321,000 net of tax) for the three months ended March 31, 2007 and 2006, respectively.
At March 31, 2007, there was $40 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows (options in thousands):

	Three months ended March 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1	18,169	14.42	25,342	14.81
Granted	26	16.19	41	15.14
Exercised	(876)	8.95	(1,212)	8.43
Forfeited	(512)	16.74	(4,042)	21.37
Outstanding at March 31	16,807	14.64	20,129	13.87
Exercisable at March 31	9,755	15.32	10,873	14.82
For outstanding and exercisable options at March 31, 2007, the weighted average remaining contractual term (in years) is 4.41 and 4.04, respectively. For outstanding and exercisable options at March 31, 2007, the aggregate intrinsic value is $74 million and $43 million, respectively.
NOTE 9. INCOME TAXES
Our effective tax rate for the first quarter of 2007 was 32.4% as compared to 36.1% for the first quarter of 2006. Income tax expense for the first quarter of 2007 included a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe, partially offset by the effect of increased taxes from the expiration of one of our tax holidays in India and increased state income taxes as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states. Income tax expense for the first quarter of 2006 included tax expense of $1 million relating to the resolution of several tax issues raised in an audit by the Internal Revenue Service (IRS), including the impact from similar tax issues in open tax years.

While we are subject to examination by the tax authorities in each of the jurisdictions where we operate, our principal tax jurisdictions are the United States, India, and the United Kingdom. We are currently under examination by the IRS for tax years 2003 and 2004. We received a closing agreement from the IRS in March 2007, which effectively closed all tax years prior to 2003 from further examination. We are also under examination in India for the fiscal years ended March 31, 2002 through March 31, 2005 and are open for examination in the United Kingdom for calendar year 2005 and forward.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $18 million decrease in the reserves for uncertain tax positions, which was recognized as an $8 million increase to retained earnings, a $5 million decrease to goodwill to adjust unrecognized benefits recorded in the cost of acquired companies and a $5 million increase to additional paid in capital to adjust uncertain positions recorded as a component of shareholders’ equity. Following our adoption of FIN 48, the gross balance of unrecognized tax benefits was $15 million at January 1, 2007, which excludes $3 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefits of $12 million includes $10 million that, if recognized, would benefit our effective income tax rate and $2 million that, if recognized, would reduce goodwill.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties related to unrecognized tax benefits were approximately $2 million as of both January 1, 2007 and March 31, 2007. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
NOTE 10. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides infrastructure support, application design and development, consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. Consulting and Applications Solutions provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $19 and $11 million for the quarters ended March 31, 2007 and 2006, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions and Government Services segments.
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
The following is a summary of certain financial information by reportable segment for the quarters ended March 31, 2007 and 2006:

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
	(in millions)
For the quarter ended March 31, 2007:
Revenue	$424	$114	$71	$(19)	$590
Income before taxes	19	5	10	—	34
For the quarter ended March 31, 2006:
Revenue	$418	$76	$59	$(11)	$542
Income before taxes	23	4	8	1	36

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations.

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Basic Earnings per Common Share
Net income	$23	$23

Weighted average common shares outstanding	121,562	118,642

Basic earnings per common share	$0.19	$0.19

Diluted Earnings per Common Share
Net income	$23	$23

Weighted average common shares outstanding	121,562	118,642
Incremental shares assuming dilution	2,563	2,911

Weighted average diluted common shares outstanding	124,125	121,553

Diluted earnings per common share	$0.19	$0.19

For the three months ended March 31, 2007 and 2006, outstanding options to purchase 3,829,000 and 6,512,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be antidilutive. We determined whether an option was dilutive or antidilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds from and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost on each stock option.
We have both Class A and Class B common stock outstanding. Our Class B shares are non-voting and are convertible on a one-for-one basis into Class A shares at the election of the holder without additional consideration, but otherwise are equivalent to our Class A shares. Because our two classes of common stock have equivalent economic rights, including dividend rights, we have elected to present our earnings per share on a combined basis.
NOTE 12. COMMITMENTS AND CONTINGENCIES
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. Theses cases focus on alleged improper

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation. We have accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against all issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters). On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement, but has not yet issued a ruling.
In December 2006, the Second Circuit Court of Appeals vacated the class certifications in the IPO class action test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. The Second Circuit has denied plaintiff’s petition for a rehearing.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006. These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We disclaim any intention or obligation to update any forward-looking statement.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Lines of Business
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides infrastructure support, application design and development, consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. Consulting and Applications Solutions provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects.
Overview of Our Financial Results for the First Quarter of 2007
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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
Effect of the End of Our Infrastructure Outsourcing Contract with UBS
UBS AG was our largest customer through December 31, 2006. Our infrastructure outsourcing contract with UBS ended on January 1, 2007. During the first quarter of 2006, our UBS relationship generated $73 million, or 13.5%, of our revenue, which included $65 million of revenue and $14 million of gross profit from our infrastructure outsourcing contract with UBS that ended on January 1, 2007.

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
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the first quarter of 2007 grew by 8.9% as compared to the first quarter of 2006. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from a company acquired during the first quarter of 2007 and a company acquired during the first quarter of 2006 for which we did not recognize a full quarter of revenue during the first quarter of 2006.
•	A net increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.
•	Revenue from new contracts signed during the twelve-month period following the first quarter of 2006 and from new contracts signed in the first quarter of 2006 for which we did not recognize a full quarter of revenue.
Partially offsetting these increases in revenue was the loss of revenue from our infrastructure outsourcing contract with UBS that ended on January 1, 2007.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share was $0.19 for the first quarters of 2007 and 2006 and include the following underlying changes:
•	Profits from our infrastructure outsourcing contract with UBS decreased by $14 million in 2007 as compared to 2006 as a result of the end of the UBS contract. The loss from this infrastructure outsourcing contract resulted in a decrease in earnings of approximately $0.07 per diluted share.
•	This decrease was partially offset by an overall net increase in profitability from existing commercial customer contracts, including two contracts that were modified in the third quarter and fourth quarter of 2006.
•	Additionally, in the first quarter of 2007, we reduced an income tax valuation allowance by $2 million, which resulted in a benefit of approximately $0.02 per diluted share.
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended March 31, 2007, was $75 million as compared to $87 million for the twelve months ended March 31, 2006. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	March 31
	2007	2006
Net cash provided by operating activities	$172	$160
Purchases of property, equipment and purchased software	(97)	(73)

Free cash flow	$75	$87

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As discussed below under “Liquidity and Capital Resources,” the increase in purchases of property, equipment and purchased software was primarily related to our business expansion needs for data center and office facilities.
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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending March 31, 2007, the amount of TCV signed was $1.8 billion, as compared to $1.9 billion for the twelve-month period ending March 31, 2006.
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
Comparison of the Three Months Ended March 31, 2007 and 2006
Revenue
Revenue for the first quarter of 2007 increased from revenue for the first quarter of 2006 across all segments. Below is a summary of our revenue for the first quarter of 2007 as compared to the first quarter of 2006 (amounts in millions):

	Three Months Ended March 31
	2007	2006	$ Change	% Change
Industry Solutions	$424	$418	$6	1.4%
Government Services	114	76	38	50.0%
Consulting and Applications Solutions	71	59	12	20.3%
Elimination of intersegment revenue	(19)	(11)	(8)	72.7%

Total	$590	$542	$48	8.9%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first quarter of 2007 as compared to the first quarter of 2006 was primarily attributable to:
•	$37 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.
•	$24 million increase from new contracts signed during the twelve-month period following the first quarter of 2006 and from new contracts signed in the first quarter of 2006 for which we did not recognize a full quarter of revenue in 2006. This increase was composed of $17 million and $7 million from new contracts signed in the Healthcare and Commercial Solutions groups,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$9 million increase from revenue related to an acquisition within our Commercial Solutions group during the first quarter of 2006 for which we did not recognize a full quarter of revenue in 2006. The acquired company is a provider of product engineering outsourcing services.
Partially offsetting these increases in revenue was a $64 million decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007.
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
Government Services
The $38 million, or 50.0%, net increase in revenue from the Government Services segment for the first quarter of 2007 as compared to the first quarter of 2006 was primarily attributable to the $42 million in revenue from the acquisition of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. This increase in revenue was partially offset by a loss of a recompete contract and a decrease in project work associated with our support of the Department of Defense. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
Revenue from the Consulting and Applications Solutions segment of $52 million for the first quarter of 2007, net of the elimination of intersegment revenue of $19 million, increased $4 million as compared to revenue of $48 million for the first quarter of 2006, net of the elimination of intersegment revenue of $11 million. This net increase was primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Partially offsetting this increase was a decrease in revenue from the implementation of prepackaged software applications. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions and Government Services segments.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the first quarter of 2007 was 17.8% of revenue, which is lower than the gross margin for the first quarter of 2006 of 18.3%. This year-to-year decrease in gross margin was primarily due to the following:
•	In the first quarter of 2007, we acquired QSS within our Government Services group. The gross margins associated with the acquisition are typically lower than those we realize within our consolidated margins because of the cost plus nature of their work.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	A $14 million decrease in gross profit from the expiration of our infrastructure outsourcing contract with UBS that is reported within the Industry Solutions line of business.
Partially offsetting these decreases were an overall net increase in profitability for existing commercial customer contracts, including two contracts that were modified in the third quarter and fourth quarter of 2006, and a reduction to incentive compensation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2007 increased 10.9% to $71 million from $64 million for the first quarter of 2006. As a percentage of revenue, SG&A for the first quarter of 2007 was 12.0% of revenue, which is slightly higher than SG&A for the first quarter of 2006 of 11.8% of revenue. The increase in expense was primarily due to an increase in amortization of intangible assets related to the QSS acquisition.
Other Income Statement Items
Our effective tax rate for the first quarter of 2007 was 32.4% as compared to 36.1% for the first quarter of 2006. Income tax expense for the first quarter of 2007 included a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe, partially offset by the effect of increased taxes from the expiration of one of our tax holidays in India and increased state income taxes as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states. Income tax expense for the first quarter of 2006 included tax expense of $1 million relating to the resolution of several tax issues raised in an audit by the Internal Revenue Service (IRS), including the impact from similar tax issues in open tax years.
Liquidity and Capital Resources
At March 31, 2007, we have cash and cash equivalents of $145 million and short-term investments of $21 million. We believe our existing cash and cash equivalents, short-term investments, expected cash flows from operating activities, and the $123 million that is available under our restated and amended credit facility, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the three months ended March 31, 2007, cash and cash equivalents decreased 42.0% to $145 million from $250 million at December 31, 2006, primarily due to our acquisition of QSS.
Operating Activities
Net cash used in operating activities was $38 million for the three months ended March 31, 2007, as compared to net cash provided by operating activities of $3 million for the three months ended March 31, 2006. This decrease was primarily attributable to the following:
•	Cash provided by changes in accounts payable and accrued liabilities was $2 million for the three months ended March 31, 2007, as compared to cash provided of $19 million for the same period of the prior year. This decrease is primarily due to the timing of vendor payments.
•	During the three months ended March 31, 2007, there was a decrease of $13 million in deferred revenue received from clients as compared to the same period in 2006.
•	Bonuses paid to associates under our bonus plans in the first quarters of 2007 and 2006 (including payments of annual bonuses relating to the previous year’s bonus plan) were $42 million and $53 million, respectively. Included in these bonus amounts paid were approximately $6 million and $23 million of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.
Investing Activities
Net cash used in investing activities was $154 million for the three months ended March 31, 2007, as compared to net cash used in investing activities of $38 million for the same period in 2006. This change was primarily attributable to the following:

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	During the three months ended March 31, 2007, we paid $244 million, net of cash acquired, for the acquisition of QSS, an information technology services company providing services to the U.S. federal government.
•	During the three months ended March 31, 2007, we liquidated short-term investments of $112 million, net.
•	During the three months ended March 31, 2007, we purchased $21 million of property, equipment and purchased software as compared to $17 million during the three months ended March 31, 2006. This increase was primarily related to our business expansion needs for data center and office facilities.
•	During the three months ended March 31, 2006, we paid $21 million for the acquisition of eServ LLC, a leading provider of high-end product engineering outsourcing services.
Financing Activities
Net cash provided by financing activities was $86 million for the three months ended March 31, 2007, as compared to net cash provided by financing activities of $13 million for the three months ended March 31, 2006. This increase was primarily due to the additional $75 million borrowed against our restated and amended credit facility in connection with our acquisition of QSS.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2007, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances of $1 million, as the U.S. dollar weakened against the Indian Rupee, Euro, Singapore Dollar, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At March 31, 2007, we had forward contracts to purchase and sell various currencies in the amount of $85 million, which expire at various times before the end of 2008.
Contractual Obligations
We have contractual obligations for operating leases, long-term debt, and interest on long-term debt that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the contractual obligations of the company, outside of the ordinary course of business, except for our liability for unrecognized tax benefits. As discussed in Note 9, “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At March 31, 2007, we had a liability for unrecognized tax benefits and payment of related interest totaling $15 million, all of which is expected to be paid after one year. We are unable to make a reasonably reliable estimate when cash settlement with a taxing liability will occur.
Significant accounting standards to be adopted
FASB Statement No. 157
In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Our adoption of FAS 157 is not expected to have a material impact on our consolidated financial statements.
FASB Statement No. 159
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” which expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. FAS 159 is effective for years beginning after November 15, 2007. Our adoption of FAS 159 is not expected to have a material impact on our consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risk associated with foreign currencies as of December 31, 2006, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended.
On February 15, 2007, we entered into an interest rate swap agreement that effectively converts $75 million of the $152 million of borrowings under our credit facility from a variable-rate instrument to a fixed-rate instrument with an interest rate of 5.64% in order to manage our interest rate risk. Using sensitivity analysis, a hypothetical increase of 10% in the interest rate would increase our net expense by approximately $407 thousand for the year ended December 31, 2007.
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. Theses cases focus on alleged improper practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation. We have accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against all issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters). On April 24, 2006, the court held a fairness hearing with respect to the proposed settlement, but has not yet issued a ruling.
In December 2006, the Second Circuit Court of Appeals vacated the class certifications in the IPO class action test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. The Second Circuit has denied plaintiff’s petition for a rehearing.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
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
ITEM 1A: RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans (1)	Under the Plans (1)
February 1, 2007 – February 28, 2007	4,266 (2)	$16.78	—	$74,700,000

(1)	Our current stock buyback program authorizes the repurchase of up to $75 million of our common stock. The program authorizes the repurchase of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

31.1*	Rule 13a-14 Certification dated May 7, 2007, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated May 7, 2007, by Russell Freeman, Vice President and Chief Financial Officer.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
32.1**	Section 1350 Certification dated May 7, 2007, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated May 7, 2007, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION
(Registrant)

Date: May 7, 2007	By	/s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal
Accounting Officer