Form 10-Q
period 2007-06-30
PEROT SYSTEMS CORP
filed 2007-07-31
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                to
Commission File Number 1-14773
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
☑ Large accelerated filer       ☐ Accelerated filer       ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of registrant’s common stock outstanding as of July 27, 2007: 122,093,744 shares of Class A Common Stock and 816,638 shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
perot systems corporation and subsidiaries
condensed consolidated balance sheets
as of June 30, 2007 and december 31, 2006
(unaudited)

	June 30, 2007	December 31, 2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$158	$250
Short-term investments	—	133
Accounts receivable, net	433	338
Prepaid expenses and other	84	62

Total current assets	675	783
Property, equipment and purchased software, net	239	220
Goodwill	633	463
Deferred contract costs, net	81	61
Other non-current assets	105	54

Total assets	$1,733	$1,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56	$52
Deferred revenue	48	42
Accrued compensation	44	65
Income taxes payable	6	37
Accrued and other current liabilities	114	105

Total current liabilities	268	301
Long-term debt	158	84
Non-current deferred revenue	85	82
Other non-current liabilities	23	9

Total liabilities	534	476

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	566	533
Retained earnings	629	575
Treasury stock	(21)	(21)
Accumulated other comprehensive income	24	17

Total stockholders’ equity	1,199	1,105

Total liabilities and stockholders’ equity	$1,733	$1,581

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
for the three and six months ended June 30, 2007 and 2006
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share data)
Revenue	$635	$572	$1,225	$1,114
Direct cost of services	529	463	1,014	906

Gross profit	106	109	211	208
Selling, general and administrative expenses	70	70	141	134

Operating income	36	39	70	74
Interest income	2	2	4	4
Interest expense	(3)	(1)	(5)	(2)
Other income (expense), net	1	1	1	1

Income before taxes	36	41	70	77
Provision for income taxes	13	15	24	28

Net income	$23	$26	$46	$49

Earnings per share of common stock:
Basic, Class A	$0.19	$0.22	$0.38	$0.41
Basic, Class B	$0.19	$0.22	$0.38	$0.41
Diluted	$0.18	$0.21	$0.37	$0.40
Diluted, Class B	$0.18	$0.21	$0.37	$0.40
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	121,567	118,572	121,159	118,202
Basic and diluted, Class B	817	817	817	817
Diluted	124,943	121,949	124,558	121,766
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(Dollars in millions)
Cash flows from operating activities:
Net income	$46	$49
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	50	38
Impairment of assets	2	—
Stock-based compensation	8	8
Change in deferred taxes	(6)	7
Excess tax benefits from stock-based compensation arrangements	(3)	(2)
Other non-cash items	1	—
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(32)	(56)
Prepaid expenses	(13)	(11)
Deferred contract costs, net	(29)	(15)
Accounts payable and accrued liabilities	(12)	31
Accrued compensation	(31)	(20)
Deferred revenue	9	26
Income taxes	(10)	(9)
Other current and non-current assets	(2)	2

Net cash (used in) provided by operating activities	(22)	48

Cash flows from investing activities:
Purchases of property, equipment and software	(48)	(36)
Acquisitions of businesses, net	(252)	(29)
Purchases of short-term investments	(493)	—
Net proceeds from sale of short-term investments	626	—

Net cash used in investing activities	(167)	(65)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75	—
Proceeds from issuance of common stock	15	12
Proceeds from issuance of treasury stock	—	8
Excess tax benefits from stock-based compensation arrangements	3	2
Purchases of treasury stock	—	(17)
Other	1	1

Net cash provided by financing activities	94	6

Effect of exchange rate changes on cash and cash equivalents	3	2

Net decrease in cash and cash equivalents	(92)	(9)
Cash and cash equivalents at beginning of period	250	260

Cash and cash equivalents at end of period	$158	$251

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its majority-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, in our Annual Report on Form 10-K filed with the SEC on February 28, 2007. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.
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
NOTE 2. ACQUISITIONS
On February 28, 2006, we acquired substantially all of the assets of eServ, LLC, a provider of product engineering outsourcing services. During the second quarter of 2007, we determined that eServ, LLC, met their financial targets for 2006 and we paid $4 million of additional consideration in cash, which was recorded as goodwill on the consolidated balance sheets. The goodwill was assigned to the Industry Solutions segment and is deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On January 30, 2007, we acquired all of the outstanding shares of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. As a result of the acquisition, we have gained several significant government-wide contracts and expanded both the scope of services and the areas we serve within the Department of Homeland Security and the Department of Defense. The initial purchase price for QSS was $248 million (net of $1 million of cash acquired), $30 million of which is being held in an escrow account for up to approximately 18 months for potential purchase price adjustments. The purchase price was partially funded by $75 million borrowed against our existing credit facility. The results of operations of QSS and the fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of the QSS purchase consideration to goodwill, has not been concluded due to a potential contractual purchase price adjustment relating to working capital targets. The fair value of the acquired intangible assets totaled $50 million, resulting in the estimated excess purchase price over net assets acquired of $172 million, which was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Government Services segment and is deductible for tax purposes.
The following table summarizes the adjusted fair values of the QSS assets acquired and the liabilities assumed at the date of acquisition, which was January 30, 2007 (in millions):

Current assets	$61
Property, equipment and purchased software, net	1
Goodwill	172
Indentifiable intangible assets	50

284

Current liabilities	(35)

Total consideration paid as of June 30, 2007	$249

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes an estimate of interest expense on the amount borrowed against our credit facility and an estimate of amortization expense for identifiable intangible assets that were acquired (in millions):

	Three months ended	Six months ended
	June 30,	June 30,
	2006	2007	2006
Revenue	$641	$1,250	$1,256
Income before taxes	43	71	81
Net income	27	47	51

Basic earnings per common share, Class A	0.23	0.38	0.43

Basic earnings per common share, Class B	0.23	0.38	0.43

Diluted earnings per common share	0.22	0.38	0.42

Diluted earnings per common share, Class B	0.22	0.38	0.42
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3. GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2007, by reporting segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
	(in millions)
Balance as of December 31, 2006	$255	$128	$80	$463
Goodwill resulting from QSS acquisition	—	172	—	172
Other	4	—	(6)	(2)

Balance as of June 30, 2007	$259	$300	$74	$633

NOTE 4. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of June 30, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service mark	$1	$(1)	$—
Customer-based assets	80	(21)	59
Other intangible assets	3	(1)	2

Total	$84	$(23)	$61

Total amortization expense for identifiable intangible assets was $8 million and $4 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense is estimated at $16 million, $15 million, $14 million, $13 million, $10 million and $1 million for the years ended December 31, 2007 through 2012, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 6 years. The weighted average estimated useful life is approximately five years.
NOTE 5. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
		(in millions)
Net income	$23	$26	$46	$49
Foreign currency translation adjustments	6	1	7	1

Total comprehensive income	$29	$27	$53	$50

NOTE 6. CREDIT FACILITY
In January 2007, we borrowed an additional $75 million against our credit facility in connection with our acquisition of QSS. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 5.86% at June 30, 2007. On February 15, 2007, we entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.64%. The interest rate at June 30, 2007 for our borrowing of $77 million made in March 2005 was 5.82%.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7. STOCKHOLDERS’ EQUITY
At June 30, 2007, there were 121,957,000 shares of our Class A Stock outstanding and 817,000 shares of our Class B Common Stock outstanding. At December 31, 2006, there were 120,229,000 shares of our Class A Stock outstanding and 817,000 shares of our Class B Common Stock outstanding.
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
For the three and six months ended June 30, 2007, stock option compensation expense and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in diluted earnings per common share, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Direct cost of services	$1	$1	$2	$3
Selling, general and administrative expenses	2	2	4	4

Total stock compensation expense from stock options and ESPP	3	3	6	7
Stock compensation expense from stock options and ESPP, net of tax	2	3	4	5

Basic earnings per common share, Class A	$0.02	$0.02	$0.04	$0.04
Basic earnings per common share, Class B	$0.02	$0.02	$0.04	$0.04

Diluted earnings per common share	$0.02	$0.02	$0.03	$0.04
Diluted earnings per common share, Class B	$0.02	$0.02	$0.03	$0.04
Stock compensation expense related to restricted stock units was $888,000 ($560,000 net of tax), and $1,704,000 ($1,074,000 net of tax) for the three and six months ended June 30, 2007, and $588,000 ($371,000 net of tax), and $1,098,000 ($692,000 net of tax) for the three and six months ended June 30, 2006.
At June 30, 2007, there was $38 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows (options in thousands):

	Six months ended June 30,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1	18,169	14.42	25,342	14.81
Granted	53	18.65	83	15.00
Exercised	(1,367)	7.99	(1,885)	8.55
Forfeited	(989)	16.92	(4,409)	21.05

Outstanding at June 30	15,866	14.83	19,131	14.00
Exercisable at June 30	9,071	15.63	10,198	15.04
For outstanding and exercisable shares for the six months ended June 30, 2007, the weighted average remaining contractual term (in years) is 4.23 and 3.88, respectively. For outstanding and exercisable shares for the six months ended June 30, 2007, the aggregate intrinsic value is $56 million and $33 million, respectively.
NOTE 9. INCOME TAXES
Our effective tax rate for the six months ended June 30, 2007 was 34.3% as compared to 36.4% for the first six months ended 2006. Income tax expense for the six months of 2007 included a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe and a $1 million benefit to our deferred tax assets resulting from a change in Texas margin tax law in the second quarter of 2007, partially offset by the effect of increased taxes from the expiration of one of our tax holidays in India and increased state income taxes as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states. Income tax expense for the first six months of 2006 included tax expense of $1 million relating to the resolution of several tax issues raised in an audit by the Internal Revenue Service (IRS), including the impact from similar tax issues in open tax years.
While we are subject to examination by the tax authorities in each of the jurisdictions where we operate, our principal tax jurisdictions are the United States, India, and the United Kingdom. We are currently under examination by the IRS for tax years 2003 and 2004. We received a closing agreement from the IRS in March 2007, which effectively closed all tax years prior to 2003 from further examination. We are also under examination in India for the fiscal years ended March 31, 2002 through March 31, 2005 and are under examination in the United Kingdom for calendar year 2005.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $18 million decrease in the reserves for uncertain tax positions, which was recognized as an $8 million increase to retained earnings, a $5 million decrease to goodwill to adjust unrecognized benefits recorded in the cost of acquired companies and a $5 million increase to additional paid in capital to adjust uncertain positions recorded as a component of shareholders’ equity. Following our adoption of FIN 48, the gross balance of reserves for uncertain tax positions was $15 million at January 1, 2007, which excludes $3 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefits of $12 million includes $10 million that, if recognized, would benefit our effective income tax rate and $2 million that, if recognized, would reduce goodwill.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties related to unrecognized tax benefits were approximately $2 million as of both January 1, 2007 and June 30, 2007. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides infrastructure support, application design and development, consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies. Consulting and Applications Solutions provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $21 million and $12 million for the three months ended June 30, 2007 and 2006, respectively, and $40 million and $23 million for the six months ended June 30, 2007 and 2006 related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment and Government Services Segments.
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
The following is a summary of certain financial information by reportable segment for the three and six months ended June 30, 2007 and 2006.

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
			(in millions)
For the three months ended June 30, 2007:
Revenue	$436	$145	$75	$(21)	$635
Income before taxes	22	6	9	(1)	36
For the three months ended June 30, 2006:
Revenue	$449	$72	$63	$(12)	$572
Income before taxes	26	6	8	1	41
For the six months ended June 30, 2007:
Revenue	$860	$259	$146	$(40)	$1,225
Income before taxes	41	11	19	(1)	70
For the six months ended June 30, 2006:
Revenue	$867	$148	$122	$(23)	$1,114
Income before taxes	49	10	16	2	77

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations under the two-class method.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic Earnings per Common Share
Net income allocated to Class A common shares (1)	$22,575	$25,672	$45,826	$48,432

Weighted average common shares outstanding, Class A	121,567	118,572	121,159	118,202

Basic earnings per common share, Class A	$0.19	$0.22	$0.38	$0.41

Net income allocated to Class B common shares (1)	$152	$177	$309	$335

Weighted average common shares outstanding, Class B	817	817	817	817

Basic earnings per common share, Class B	$0.19	$0.22	$0.38	$0.41

Diluted Earnings per Common Share
Net income (2)	$22,727	$25,849	$46,135	$48,767

Weighted average common shares outstanding	122,384	119,388	121,975	119,017
Incremental shares assuming dilution	2,559	2,561	2,583	2,749

Weighted average diluted common shares outstanding (3)	124,943	121,949	124,558	121,766

Diluted earnings per common share	$0.18	$0.21	$0.37	$0.40

Net income allocated to Class B common shares(4)	$148	$172	$301	$325

Weighted average common shares outstanding, Class B	817	817	817	817

Diluted earnings per common share, Class B	$0.18	$0.21	$0.37	$0.40

(1)	Net income is allocated to Class A and Class B common shares based on the weighted average common shares attributable to each class of stock.

(2)	For purposes of the diluted net income per share computation for common stock, shares of Class B common stock are assumed to be converted; therefore, 100% of net income is allocated to common stock.

(3)	Class B shares are assumed to be converted in the weighted average diluted common shares outstanding.

(4)	Net income is allocated to class B common shares based on the weighted average diluted common shares attributable to each class of stock.
For the three and six months ended June 30, 2007, outstanding options to purchase 3,486,000 and 3,515,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the three and six months ended June 30, 2006, outstanding options to purchase 6,404,000 and 6,349,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. We determined whether an option was dilutive or anti-dilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds from and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost on each stock option.

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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. Theses cases focus on alleged improper practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation. We had accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against all issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters).
In December 2006, the Second Circuit Court of Appeals vacated the class certifications in the IPO class action test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. The Second Circuit has denied plaintiffs’ petition for rehearing. The plaintiffs are seeking certification of a narrower class at the trial court level. At the request of the issuer defendants, the trial court has terminated the settlement approval process.
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
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Overview of Our Financial Results for the Second Quarter of 2007
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the second quarter of 2007 grew by 11.0% as compared to the second quarter of 2006. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from a company acquired during the first quarter of 2007.

•	An increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.

•	Revenue from new contracts signed during the twelve-month period following the second quarter of 2006.
Partially offsetting these increases in revenue was the loss of revenue from our infrastructure outsourcing contract with UBS that ended on January 1, 2007.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the second quarter of 2007 decreased 14.3% to $0.18 per share from $0.21 per share for the second quarter of 2006 and include the following underlying changes:
•	Gross profits from our infrastructure outsourcing contract with UBS decreased by $14 million in the second quarter of 2007 as compared to the second quarter of 2006 as a result of the end of the UBS contract. The loss from this infrastructure outsourcing contract resulted in a decrease in earnings of approximately $.07 per diluted share.

•	The remaining $.04 of growth per diluted share, came primarily from our Industry Solutions line of business as the result of actions to strengthen profitability, including account profit improvements and a reduction to employee expenses, primarily incentive compensation. Partially offsetting this benefit were decreased gross margins in our Industry Solutions and Government Services lines of business.
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended June 30, 2007, was $38 million as compared to $93 million for the twelve months ended June 30, 2006. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	June 30,
	2007	2006
Net cash provided by operating activities	$143	$166
Purchases of property, equipment and software	(105)	(73)

Free cash flow	$38	$93

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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During each of the twelve-month periods ending June 30, 2007 and June 30, 2006, the amount of TCV signed was $1.8 billion.
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
Comparison of the Three Months Ended June 30, 2007 and 2006
Revenue
Revenue for the second quarter of 2007 increased from revenue for the second quarter of 2006 due to increases in revenue from the Government Services and Consulting and Applications Solutions segments, partially offset by a decrease in the Industry Solutions segment. Below is a summary of our revenue for the second quarter of 2007 as compared to the second quarter of 2006 (amounts in millions):

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Industry Solutions	$436	$449	$(13)	(2.9)%
Government Services	145	72	73	101.4%
Consulting and Applications Solutions	75	63	12	19.0%
Elimination of intersegment revenue	(21)	(12)	(9)	75.0%

Total	$635	$572	$63	11.0%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for second quarter of 2007 as compared to the second quarter of 2006 was primarily due to the $68 million decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007. Partially offsetting this decrease were increases in revenue primarily attributable to:
•	$41 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$14 million increase from new contracts signed during the twelve-month period following the second quarter of 2006 and from new contracts signed in the second quarter of 2006 for which we did not recognize a full quarter of revenue in the second quarter of 2006. This increase was composed of $6 million and $8 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net increases in revenue from contracts in the healthcare industry are largely due to changes in the healthcare industry, which has required increased system investment by our customers and new customers. Because of the complexities associated with system changes, combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced increased levels of business. The strength in healthcare revenue comes primarily from two factors:
•	Our solutions for the healthcare market were developed over several years and are highly customized to the specific business needs of the market. We identified certain aspects of the healthcare market as core to our long-term service offerings several years ago when the market for technology and business process services was immature. As a result, we have an established presence and brand, which we have strengthened primarily through internal investments in software and solutions.

•	The healthcare industry continues to be in a state of change as health systems globally look to transform their clinical and administrative back-office operations, payer organizations work to develop new consumer-based health models, and the rate of medical cost inflation continues to be high. Clinical transformation revolutionizes the way in which the healthcare community uses information technology to automate the clinical process resulting in improvements in both healthcare quality and efficiency.
Government Services
The $73 million, or 101.4%, net increase in revenue from the Government Services segment for the second quarter of 2007 as compared to the second quarter of 2006 was primarily attributable to the $69 million in revenue from the acquisition of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
The $12 million, or 19.0% increase in revenue from the Consulting and Applications Solutions segment was due to a $9 million increase in intersegment revenues primarily attributable to consulting, systems integration, and applications maintenance and a $3 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the second quarter of 2007 was 16.7% of revenue, which is lower than the gross margin for the second quarter of 2006 of 19.1%. This year-to-year decrease in gross margin is primarily due to the following:
•	The decreased gross margin for Industry Solutions primarily stems from early stage contracts related to our entry into new markets, a renegotiated contract where we assumed responsibility for expanded operations, and a reduction in profits recognized on a contract, resulting primarily from uncertainties related to possible changes by the client to the system implementation schedule as a result of a change in control of the client.

•	A reduced gross profit margin for Government Services is primarily attributable to the acquisition of QSS. The gross margins associated with the acquisition are typically lower than those we realize within our consolidated margins because of the cost plus nature of their work.

•	A $14 million decrease in gross profit from the expiration of our infrastructure outsourcing contract with UBS that is reported within the Industry Solutions line of business.
These factors were partially offset by a reduction to employee-related expenses, consisting primarily of incentive compensation.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2007 and 2006 was $70 million. Increased SG&A expenses due to the acquisition of QSS were offset by decreased expenses related to our cost containment efforts, including a reduction to incentive compensation. As a percentage of revenue, SG&A for the second quarter of 2007 was 11.0% of revenue, which is lower than SG&A for the second quarter of 2006 of 12.2% of revenue.
Other Income Statement Items
Interest expense for the second quarter of 2007 increased by $2 million as compared to the second quarter of 2006 due primarily to increased long-term debt connected with an acquisition of QSS.
Our effective tax rate for the second quarter of 2007 was 36.1% as compared to 36.6% for the second quarter of 2006. Income tax expense for the second quarter of 2007 included a $1 million benefit to our deferred tax assets resulting primarily from a change in Texas margin tax law, partially offset by the effect of increased taxes from the expiration of one of our tax holidays in India and increased state income taxes, primarily as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states.
Comparison of the Six Months Ended June 30, 2007 and 2006
Revenue
Revenue for the six months ended June 30, 2007, increased from revenue for the six months ended June 30, 2006, due to increases in revenue from the Government Services and Consulting and Applications Solutions segments partially offset by a decrease in revenue from the Industry Solutions segment. Below is a summary of our revenue for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006:

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Industry Solutions	$860	$867	$(7)	(0.8)%
Government Services	259	148	111	75.0%
Consulting and Applications Solutions	146	122	24	19.7%
Elimination of intersegment revenue	(40)	(23)	(17)	73.9%

Total	$1,225	$1,114	$111	10.0%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for the first six months of 2007 as compared to the first six months of 2006 was primarily attributable to the $132 million decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007. Partially offsetting this loss were increases in revenue primarily attributable to:
•	$88 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$25 million increase from new contracts signed during the twelve-month period following the second quarter of 2006 and from new contracts signed in the second quarter of 2006 for which we did not recognize a full six months of revenue during the six months ended June 30, 2006. This increase was composed of $11 million and $14 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$12 million increase from revenue related to an acquisition within our Commercial Solutions group during the first quarter of 2006 for which we did not recognize a full six months of revenue during the six months ended June 30, 2006. The acquired company is a provider of product engineering outsourcing services.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Government Services
The $111 million, or 75.0%, net increase in revenue from the Government Services segment for the first six months of 2007 as compared to the first six months of 2006 was primarily attributable to the $111 million in revenue from the acquisition of QSS. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
The $24 million, or 19.7% increase in revenue from the Consulting and Applications Solutions segment was due to a $17 million increase in intersegment revenues primarily attributable to consulting, systems integration, and applications maintenance and a $7 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the six months ended June 30, 2007, was 17.2%, which is lower than the gross margin for the six months ended June 30, 2006, of 18.7%. This year-to-year decrease in gross margin is primarily due to the following:
•	In the first quarter of 2007, we acquired QSS within our Government Services group. The gross margins associated with the acquisition are typically lower than those we realize within our consolidated margins because of the cost plus nature of their work.

•	A $28 million decrease in gross profit from the expiration of our infrastructure outsourcing contract with UBS that is reported within the Industry Solutions line of business.
Partially offsetting these decreases was a reduction to employee-related expenses, consisting primarily of incentive compensation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2007, increased 5.2% to $141 million from $134 million for the six months ended June 30, 2006. The increase in SG&A expenses is primarily due to the acquisition of QSS in the first quarter of 2007. SG&A for the first six months of 2007 was 11.5% of revenue, which is slightly lower than SG&A for the first six months of 2006 of 12.0% of revenue.
Other Income Statement Items
Interest expense for the six months ended June 30, 2007 increased by $3 million as compared to the six months ended June 30, 2006 due primarily to increased long-term debt connected with an acquisition of QSS.
Our effective tax rate for the six months ended June 30, 2007 was 34.3% as compared to 36.4% for the first six months ended 2006. Income tax expense for the six months of 2007 included a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe and a $1 million benefit to our deferred tax assets resulting from a change in Texas margin tax law in the second quarter of 2007, partially offset by the effect of increased taxes from the expiration of one of our tax holidays in India and increased state income taxes, primarily as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states. Income tax expense for the first six months of 2006 included tax expense of $1 million relating to the resolution of several tax issues raised in an audit by the Internal Revenue Service (IRS), including the impact from similar tax issues in open tax years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
At June 30, 2007, we have cash and cash equivalents of $158 million. We believe our existing cash and cash equivalents, expected cash flows from operating activities, and the $123 million that is available under our restated and amended credit facility, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the six months ended June 30, 2007, cash and cash equivalents decreased 36.8% to $158 million from $250 million at December 31, 2006 and short-term investments of $133 million, net, at December 31, 2006 were liquidated, primarily due to our acquisition of QSS.
Operating Activities
Net cash used in operating activities was $22 million for the six months ended June 30, 2007, as compared to net cash provided by operating activities of $48 million for the six months ended June 30, 2006. The primary reasons for the changes in cash provided by operating activities are as follows:
•	Cash used by changes in accounts payable and accrued liabilities was $12 million for the six months ended June 30, 2007, as compared to cash provided of $31 million for the same period of the prior year. This decrease is primarily due to the timing of vendor payments.

•	During the six months ended June 30, 2007, there was a decrease of $17 million in net deferred revenue received from clients as compared to the same period in 2006.

•	During the six months ended June 30, 2007, we increased our spending by $14 million on deferred contract costs as compared to the same period in 2006 due to new contract signings in 2007 that had significant transitional activity for which costs are deferred until services are operational.

•	During the six months ended June 30, 2007, we made net cash payments for income taxes of $40 million as compared to $30 million in the six months ended June 30, 2006.

•	Bonuses paid to associates under our bonus plans in the first six months of 2007 and 2006 (including payments of annual bonus amounts relating to the previous year’s bonus plan) were approximately $47 million and $58 million, respectively. Included in these bonus amounts paid in 2007 and 2006 were approximately $6 million and $23 million, respectively, of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.

•	These factors were partially offset by a $24 million change in the use of cash from our accounts receivable balances as compared to the six months ended June 30, 2006. We typically collect our accounts receivable within 55-65 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.
Investing Activities
Net cash used in investing activities was $167 million for the six months ended June 30, 2007, as compared to net cash used in investing activities of $65 million for the same period in 2006. This change was primarily attributable to the following:
•	During the six months ended June 30, 2007, we paid $252 million for acquisitions of businesses, including $248 million, net of cash acquired, for the acquisition of QSS, and $4 million of additional consideration for the acquisition of eServ LLC, a provider of high-end product engineering outsourcing services.

•	During the six months ended June 30, 2007, we purchased $48 million of property, equipment and purchased software as compared to $36 million during the six months ended June 30, 2006. This increase was primarily related to our business expansion needs for data center and office facilities.

•	During the six months ended June 30, 2007, we liquidated short-term investments of $133 million, net, primarily due to our acquisition of QSS.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	During the six months ended June 30, 2006, we paid $29 million for acquisitions of businesses, including $21 million for the acquisition of eServ and $8 million of additional consideration for the acquisition of Technical Management, Inc., a provider of policy administration and business process services to the life insurance and annuity industry.
Financing Activities
Net cash provided by financing activities was $94 million for the six months ended June 30, 2007, as compared to net cash provided by financing activities of $6 million for the six months ended June 30, 2006. This increase is primarily due to the additional $75 million borrowed against our restated and amended credit facility in connection with our acquisition of QSS in 2007 and the $17 million paid to repurchase shares of our Class A Common Stock in 2006. Partially offsetting these increases in net cash provided by financing activities was a decrease in the amount of cash received upon exercise of employee stock options.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2007, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances by $3 million, as the U.S. dollar weakened against the Indian Rupee, Euro, British Pound, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At June 30, 2007, we had numerous forward contracts to purchase and sell various currencies in the amount of $51 million, which expire at various times before the end of 2008.
Contractual Obligations
We have contractual obligations for operating leases, long-term debt, and interest on long-term debt that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the contractual obligations of the Company, outside of the ordinary course of business, except for our liability for unrecognized tax benefits. As discussed in Note 9, “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At June 30, 2007, we had gross reserves for uncertain tax positions totaling $16 million, all of which is expected to be paid after one year. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
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
For the Quarter Ended June 30, 2007
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
On February 15, 2007, we entered into an interest rate swap agreement that effectively converts $75 million of the $152 million of borrowings under our credit facility from a variable-rate instrument to a fixed-rate instrument with an interest rate of 5.64% in order to manage our interest rate risk. Using sensitivity analysis, a hypothetical increase of 10% in the interest rate would increase our net expense by approximately $400,000 for the year ended December 31, 2007.
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. Theses cases focus on alleged improper practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation. We had accepted a settlement proposal presented to all issuer defendants under which plaintiffs would dismiss and release all claims against all issuer defendants, in exchange for an assurance by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases that the plaintiffs will achieve a minimum recovery of $1 billion (including amounts recovered from the underwriters).
In December 2006, the Second Circuit Court of Appeals vacated the class certifications in the IPO class action test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. The Second Circuit has denied plaintiffs’ petition for rehearing. The plaintiffs are seeking certification of a narrower class at the trial court level. At the request of the issuer defendants, the trial court has terminated the settlement approval process.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of shareholders of the Company on May 3, 2007. The purpose of the meeting was to elect eleven nominees to serve as directors of the Company, approve the Amended and Restated 2001 Long-Term Incentive Plan, and ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The number of shares voted with respect to each nominee was as follows:

Nominee	For	Withheld
Ross Perot	96,434,493	3,954,338
Ross Perot, Jr	95,139,512	5,249,319
Peter A. Altabef	97,022,557	3,366,274
Steven Blasnik	95,354,782	5,034,049
John S.T. Gallagher	98,723,218	1,665,613
Carl Hahn	97,916,740	2,472,091
DeSoto Jordan	74,078,836	26,309,995
Thomas Meurer	97,418,876	2,969,955
Cecil H. (C. H.) Moore, Jr	98,728,424	1,660,407
Anthony J. Principi	98,702,326	1,686,505
Anuroop (Tony) Singh	98,698,389	1,690,442
All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors of the Company. The approval of the Amended and Restated 2001 Long-Term Incentive Plan was approved by the shareholders. The vote was 94,194,873 for, 6,071,904 against, and 122,053 abstaining. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified by the shareholders. The vote was 99,421,307 for, 943,743 against, and 23,780 abstaining.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
ITEM 6: EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004.)

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

31.1*	Rule 13a-14 Certification dated July 31, 2007, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated July 31, 2007, by Russell Freeman, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated July 31, 2007, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated July 31, 2007, by Russell Freeman, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)

Date: July 31, 2007	By /s/ ROBERT J. KELLY Robert J. Kelly
Corporate Controller and Principal
Accounting Officer