Form 10-Q
period 2007-09-30
PEROT SYSTEMS CORP
filed 2007-10-31
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
☑ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Number of shares of registrant’s common stock outstanding as of October 26, 2007: 123,429,318 shares of Class A Common Stock and no shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$175	$250
Short-term investments	—	133
Accounts receivable, net	465	338
Prepaid expenses and other	72	62

Total current assets	712	783
Property, equipment and purchased software, net	248	220
Goodwill	714	463
Deferred contract costs, net	87	61
Other non-current assets	106	54

Total assets	$1,867	$1,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71	$52
Deferred revenue	55	42
Accrued compensation	47	65
Income taxes payable	4	37
Accrued and other current liabilities	118	105

Total current liabilities	295	301
Long-term debt	214	84
Non-current deferred revenue	94	82
Other non-current liabilities	24	9

Total liabilities	627	476

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	577	533
Retained earnings	654	575
Treasury stock	(21)	(21)
Accumulated other comprehensive income	29	17

Total stockholders’ equity	1,240	1,105

Total liabilities and stockholders’ equity	$1,867	$1,581

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share data)
Revenue	$655	$583	$1,880	$1,697
Direct cost of services	542	514	1,556	1,420

Gross profit	113	69	324	277
Selling, general and administrative expenses	71	74	212	208

Operating income (loss)	42	(5)	112	69
Interest income	2	2	6	6
Interest expense	(3)	(1)	(8)	(3)
Other income, net	—	1	1	2

Income (loss) before taxes	41	(3)	111	74
Provision (benefit) for income taxes	16	(3)	40	25

Net income	$25	$—	$71	$49

Earnings per share of common stock:
Basic, Class A	$0.20	$—	$0.58	$0.41
Basic, Class B	$0.20	$—	$0.58	$0.41
Diluted	$0.20	$—	$0.57	$0.40
Diluted, Class B	$0.20	$—	$0.57	$0.40
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	122,391	118,729	121,577	118,378
Basic and diluted, Class B	648	817	757	817
Diluted	125,315	121,817	124,967	121,821
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in millions)
Cash flows from operating activities:
Net income	$71	$49
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	76	58
Impairment of assets	2	46
Stock-based compensation	12	12
Change in deferred taxes	(3)	(12)
Excess tax benefits from stock-based compensation arrangements	(3)	(2)
Other non-cash items	(1)	—
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(49)	(49)
Prepaid expenses	(6)	(7)
Deferred contract costs, net	(41)	(22)
Accounts payable and accrued liabilities	(12)	16
Accrued compensation	(28)	(7)
Deferred revenue	20	31
Income taxes	(1)	(2)
Other current and non-current assets	(1)	(1)
Other current and non-current liabilities	(1)	1

Net cash provided by operating activities	35	111

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(66)	(55)
Acquisitions of businesses, net	(338)	(29)
Purchases of short-term investments	(600)	(147)
Net proceeds from sale of short-term investments	733	42
Other	—	1

Net cash used in investing activities	(271)	(188)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	130	—
Proceeds from issuance of common stock	21	18
Proceeds from issuance of treasury stock	—	10
Excess tax benefits from stock-based compensation arrangements	3	2
Purchases of treasury stock	—	(18)
Other	—	1

Net cash provided by financing activities	154	13

Effect of exchange rate changes on cash and cash equivalents	7	1

Net decrease in cash and cash equivalents	(75)	(63)
Cash and cash equivalents at beginning of period	250	260

Cash and cash equivalents at end of period	$175	$197

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries and all significant intercompany transactions have been eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, in our Annual Report on Form 10-K filed with the SEC on February 28, 2007. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results for the year ending December 31, 2007.
Financial instruments
The carrying amounts reflected in our condensed consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair values. Fair values are based primarily on current prices for those or similar instruments.
Derivative Financial Instruments
As part of our risk management strategy, we enter into derivative contracts to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy outlining the conditions under which we can enter into financial derivative transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps, which hedges our exposure to floating rates on certain portions of our debt, and forward contracts and zero cost collars that hedge our foreign currency exposure, primarily in the Indian Rupee.
In the third quarter of 2007, we began designating certain derivative instruments as cash flow hedges in accordance with the Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS 133 provides for matching the gains and losses associated with the change in fair value of the hedged assets or liabilities with the period in which the derivative instruments matures.
Our policy requires us to document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for entering into economic hedges. We also assess, at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Our inability to demonstrate effectiveness would cause the hedge to be ineffective. Changes in fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent the hedge is highly effective, are recorded in other comprehensive income until earnings are impacted by the variability of the hedged transaction. Any hedge ineffectiveness, which represents the amount by which the changes in the fair value of the derivative do not offset the change in the cash flow of the forecasted transaction, is recorded in earnings.
We will discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the underlying exposure being hedged; (2) the derivative matures, or is sold, terminated or exercised; or (3) we determine that designating the derivative as a hedge is no longer appropriate. When hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its estimated fair value on the balance sheet and recognize changes in the fair value in current period earnings. If a cash flow hedge becomes ineffective, any deferred gains or losses on the cash flow hedge would be reversed out of accumulated other comprehensive income (loss) and recognized immediately in other income, net on the condensed consolidated income statements.
For financial derivatives that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, the changes in fair values are recognized in other income, net.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
FASB Statement No. 159
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. FAS 159 is effective for years beginning after November 15, 2007. Our potential adoption of FAS 159 is not expected to have a material impact on our consolidated financial statements.
NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS
As of September 30, 2007, we have outstanding forward contracts with third parties. We have elected hedge accounting under FAS 133 for certain foreign currency derivatives and designated them as cash flow hedges. The remaining foreign currency derivatives are being marked to market, with changes in fair value being reported in other income, net in the condensed consolidated income statements. As of September 30, 2007, the notional amount of foreign currency derivatives outstanding totaled 7.4 billion Indian rupees (approximately $186 million), of which 5.6 billion Indian rupees (approximately $142 million) relate to derivatives for which we elected hedge accounting. These derivatives expire at various dates over the next eighteen months. At September 30, 2007, the estimated net amount of existing gains that is expected to be reclassified into earnings within the next 12 months is $1 million. Upon termination of these contracts, we will purchase Indian rupees at the exchange rates specified in the forward agreements to pay our operating costs in India. As of September 30, 2007, the unrealized gain on our foreign currency hedges, reflected in accumulated other comprehensive income, was approximately $3 million ($2 million, net of tax).
On August 31, 2007, we entered into two interest rate swaps, for which we elected hedge accounting under FAS 133 and designated them as cash flow hedges. The first interest rate swap converted $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.28%. The second interest rate swap converted an additional $55 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.33%. As of September 30, 2007, the unrealized loss on our interest rate swaps currency hedges, reflected in accumulated other comprehensive income, was approximately $500,000 ($300,000, net of tax).
NOTE 3. ACQUISITIONS
On February 28, 2006, we acquired substantially all of the assets of eServ, LLC, a provider of project engineering outsourcing services. During the second quarter of 2007, we determined that eServ LLC, met their financial targets for 2006 and we paid $4 million of additional consideration in cash, which was recorded as goodwill on the consolidated balance sheet. The goodwill was assigned to the Industry Solutions segment and is deductible for tax purposes.
On January 30, 2007, we acquired all of the outstanding shares of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. As a result of the acquisition, we have gained several significant government-wide contracts and expanded both the scope of services and the areas we serve within the Department of Homeland Security and the Department of Defense. The initial purchase price for QSS was $248 million (net of $1 million of cash acquired), $30 million of which is being held in an escrow account for up to approximately 18 months for potential purchase price adjustments. The purchase price was partially funded by $75 million borrowed under our existing credit facility. The results of operations of QSS and the fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of the QSS purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to a potential contractual purchase price adjustment relating to working capital targets. The fair value of the

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
acquired intangible assets totaled $50 million, resulting in the estimated excess purchase price over net assets acquired of $172 million. This amount was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Government Services segment and is deductible for tax purposes.
The following table summarizes the adjusted fair values of the QSS assets acquired and the liabilities assumed at the date of acquisition, which was January 30, 2007 (in millions):

Current assets	$61
Property, equipment and purchased software, net	1
Goodwill	172
Identifiable intangible assets	50

284

Current liabilities	(35)

Total consideration paid as of September 30, 2007	$249

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes amortization expense for identifiable intangible assets that were acquired (in millions):

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2007	2006
Revenue	$659	$1,905	$1,915
Income before taxes	(2)	112	78
Net income	—	72	51

Basic earnings per common share, Class A	—	0.59	0.43

Basic earnings per common share, Class B	—	0.59	0.43

Diluted earnings per common share	—	0.58	0.42

Diluted earnings per common share, Class B	—	0.58	0.42
In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007 or 2006, nor are they indicative of future operations of the combined companies under our ownership and management.
On August 31, 2007, we acquired all of the outstanding shares of JJ Wild Holdings, Inc., and its subsidiary, JJ Wild, Inc. (collectively, “JJ Wild”), an information technology services company providing services to the hospital market and also the preferred provider of integrated healthcare delivery solutions for organizations using the MEDITECH Healthcare Information System.
The acquisition of JJ Wild adds to the capabilities of Perot Systems MEDITECH Solution Center and enables the company to expand and enhance its MEDITECH service offerings. The initial purchase price for JJ Wild was $86 million (net of $5 million of cash acquired), $9 million of which is being held in an escrow account for up to 18 months for potential purchase price adjustments. The purchase price was partially funded by $55 million borrowed under our existing credit facility. The results of operations of JJ Wild and the fair value of assets acquired and liabilities assumed are included in our condensed consolidated financial statements beginning on the acquisition date. The allocation of the JJ Wild purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to the pending completion of tangible and intangible asset appraisals. As of September 30, 2007, the estimated fair value of the acquired intangible assets totaled $11 million, resulting in the estimated excess purchase price over net assets acquired of $80 million. This amount was recorded as goodwill on the condensed consolidated balance sheets, was assigned to the Industry Solutions segment and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the adjusted fair values of the JJ Wild assets acquired and the liabilities assumed at the date of acquisition, which was August 31, 2007 (in millions):

Current assets	$22
Property, equipment and purchased software, net	1
Goodwill	80
Identifiable intangible assets	11

114

Current liabilities	(23)

Total consideration paid as of September 30, 2007	$91

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes an estimate of amortization expense for identifiable intangible assets that were acquired (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$670	$601	$1,938	$1,755
Income before taxes	39	(3)	107	71
Net income	24	—	69	47

Basic earnings per common share, Class A	0.20	—	0.57	0.40

Basic earnings per common share, Class B	0.20	—	0.57	0.40

Diluted earnings per common share	0.19	—	0.55	0.39

Diluted earnings per common share, Class B	0.19	—	0.55	0.39
In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007 or 2006, nor are they indicative of future operations of the combined companies under our ownership and management.
NOTE 4. GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by reporting segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
	(in millions)
Balance as of December 31, 2006	$255	$128	$80	$463
Goodwill resulting from QSS acquisition	—	172	—	172
Goodwill resulting from JJ Wild acquisition	80	—	—	80
Other	4	—	(5)	(1)

Balance as of September 30, 2007	$339	$300	$75	$714

NOTE 5. DEFERRED CONTRACT COSTS, NET, AND IDENTIFIABLE INTANGIBLE ASSETS
Deferred contract costs, net
During September 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Under the original contract, we determined that we could not

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
recognize revenue on the software development and implementation project separately from the non-construction services based on the guidance of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” As a result, we were deferring both the revenue on the software development and implementation project, consisting of the amounts we were billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. At September 30, 2006 we had deferred $48 million of costs related to the software development and implementation project. Following the contract modification in September 2006, we impaired $44 million of the deferred costs and recorded this charge to direct cost of services in the condensed consolidated income statements.
Identifiable Intangible Assets
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of September 30, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service mark	$4	$(1)	$3
Customer-based assets	87	(24)	63
Other intangible assets	4	(2)	2

Total	$95	$(27)	$68

Total amortization expense for identifiable intangible assets was $4 million and $12 million for the three and nine months ended September 30, 2007, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2006, respectively. Amortization expense is estimated at $16 million, $18 million, $16 million, $14 million, $11 million and $2 million for the years ended December 31, 2007 through 2012, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 7 years. The weighted average estimated useful life is approximately five years.
NOTE 6. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
	(in millions)
Net income	$25	$—	$71	$49
Foreign currency translation adjustments	3	1	10	2
Net unrealized gain on foreign exchange forward contracts and interest rate swaps	2	—	2	—

Total comprehensive income	$30	$1	$83	$51

The related net change associated with hedging transactions for our derivative financial instruments designated as hedges under FAS 133 for the nine months ended September 30, 2007 was as follows:

(in millions)
Accumulated gain at December 31, 2006	$—
Net unrealized gain on hedging transactions	2
Reclassifications into earnings

Total accumulated gain at September 30, 2007	$2

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7. LONG-TERM DEBT
Credit Facility
In January 2007, we borrowed $75 million against our credit facility in connection with our acquisition of QSS. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 5.86% at September 30, 2007. On February 15, 2007, we entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.64%, which was terminated on August 31, 2007. On the same day, we entered into a new interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.28%. In August 2007, we borrowed an additional $55 million against our credit facility in connection with our acquisition of JJ Wild. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 6.05% at September 30, 2007. On August 31, 2007, we entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.33%. The interest rate at September 30, 2007 for our borrowing of $77 million made in March 2005 was 6.05%.
NOTE 8. STOCKHOLDERS’ EQUITY
At September 30, 2007, there were 123,308,000 shares of our Class A Stock outstanding and no shares of our Class B Common Stock outstanding. At December 31, 2006, there were 120,229,000 shares of our Class A Stock outstanding and 817,000 shares of our Class B Common Stock outstanding.
NOTE 9. STOCK OPTIONS AND STOCK-BASED COMPENSATION
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
For the three and nine months ended September 30, 2007, stock option compensation expense and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in diluted earnings per common share, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Direct cost of services	$1	$1	$3	$4
Selling, general and administrative expenses	2	2	6	6

Total stock compensation expense from stock options and ESPP	3	3	9	10
Stock compensation expense from stock options and ESPP, net of tax	2	2	6	7

Basic earnings per common share, Class A	$0.02	$0.02	$0.05	$0.06
Basic earnings per common share, Class B	$0.02	$0.02	$0.05	$0.06

Diluted earnings per common share, Class A	$0.02	$0.02	$0.05	$0.06
Diluted earnings per common share, Class B	$0.02	$0.02	$0.05	$0.06

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock compensation expense related to restricted stock units was $1,201,000 ($756,000 net of tax), and $2,905,000 ($1,830,000 net of tax) for the three and nine months ended September 30, 2007, and $573,000 ($361,000 net of tax), and $1,671,000 ($1,053,000 net of tax) for the three and nine months ended September 30, 2006.
At September 30, 2007, there was $44 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.
We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense, and the assumptions used for each period are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006 (1)	2007	2006

Weighted average risk free interest rates	4.88%	—	4.88%	4.76%
Weighted average life (in years)	5.0	—	5.0	5.2
Volatility	23%	—	23%	35%
Expected dividend yield	0%	—	0%	0%
Weighted average grant-date fair value per share of options granted	$4.65	—	$4.67	$5.94

(1)	No stock options were granted during the three months ended September 30, 2006.
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows (options in thousands):

		Nine months ended September 30,
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1	18,169	$14.42	25,342	$14.81
Granted	1,602	15.41	83	15.00
Exercised	(1,705)	8.22	(2,527)	8.57
Forfeited	(1,438)	17.28	(4,872)	20.62

Outstanding at September 30	16,628	14.90	18,026	14.12
Exercisable at September 30	8,945	15.51	10,113	14.77
For outstanding and exercisable shares for the nine months ended September 30, 2007, the weighted average remaining contractual term (in years) is 4.26 and 3.63, respectively. For outstanding and exercisable shares for the nine months ended September 30, 2007, the aggregate intrinsic value is $54 million and $32 million, respectively.
The number of outstanding nonvested restricted stock units was 1,298,000 for the nine months ended September 30, 2007, with a weighted-average grant-date fair value per share of $14.92. The number of nonvested restricted stock units that vested or forfeited for the nine months ended September 30, 2007 was insignificant.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10. INCOME TAXES
Our effective tax rate for the nine months ended September 30, 2007 was 36.0% as compared to 33.8% for the first nine months ended 2006. The increase in the effective tax rate is primarily due to additional taxes from the expiration of one of our tax holidays in India and higher state income taxes as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states, and is partially offset by a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe. Income tax expense for the first nine months of 2006 included a greater impact from foreign operations and tax-exempt investments.
While we are subject to examination by the tax authorities in each of the jurisdictions where we operate, our principal tax jurisdictions are the United States, India, and the United Kingdom. We are currently under examination by the IRS for tax years 2003 and 2004. We received a closing agreement from the IRS in March 2007, which effectively closed all tax years prior to 2003 from further examination. We are also under examination in India for the fiscal years ended March 31, 2002 through March 31, 2006 and are under examination in the United Kingdom for calendar year 2005.
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $18 million decrease in the reserves for uncertain tax positions, which was recognized as an $8 million increase to retained earnings, a $5 million decrease to goodwill to adjust unrecognized benefits recorded in the cost of acquired companies and a $5 million increase to additional paid in capital to adjust uncertain positions recorded as a component of shareholders’ equity. Following our adoption of FIN 48, the gross balance of reserves for uncertain tax positions was $15 million at January 1, 2007, which does not include $3 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefit of $12 million includes $10 million that, if recognized, would benefit our effective income tax rate and $2 million that, if recognized, would reduce goodwill. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties related to unrecognized tax benefits were approximately $2 million as of both January 1, 2007 and September 30, 2007.
NOTE 11. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides infrastructure support, application design and development, consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, the National Aeronautics and Space Administration, the Department of Health and Human Services, the Department of Education, various federal intelligence agencies, and other governmental agencies. Consulting and Applications Solutions provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $26 and $14 million for the three months ended September 30, 2007 and 2006, respectively, and $66 and $37 million for the nine months ended September 30, 2007 and 2006, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment and Government Services Segments.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following is a summary of certain financial information by reportable segment for the three and nine months ended September 30, 2007 and 2006:

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
			(in millions)
For the three months ended September 30, 2007:
Revenue	$454	$147	$80	$(26)	$655
Income (loss) before taxes	24	6	12	(1)	41
For the three months ended September 30, 2006:
Revenue	$458	$73	$66	$(14)	$583
Income (loss) before taxes	(15)	5	9	(2)	(3)
For the nine months ended September 30, 2007:
Revenue	$1,314	$406	$226	$(66)	$1,880
Income (loss) before taxes	65	17	31	(2)	111
For the nine months ended September 30, 2006:
Revenue	$1,325	$221	$188	$(37)	$1,697
Income before taxes	34	15	25	—	74
NOTE 12. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations under the two-class method:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic Earnings per Common Share
Net income allocated to Class A common shares (1)	$25,088	$311	$70,914	$48,744

Weighted average common shares outstanding, Class A	122,391	118,729	121,577	118,378

Basic earnings per common share	$0.20	$—	$0.58	$0.41

Net income allocated to Class B common shares (1)	$133	$2	$441	$336

Weighted average common shares outstanding, Class B	648	817	757	817

Basic earnings per common share	$0.20	$—	$0.58	$0.41

Diluted Earnings per Common Share
Net income (2)	$25,221	$313	$71,355	$49,080

Weighted average common shares outstanding	123,039	119,546	122,334	119,195
Incremental shares assuming dilution	2,276	2,271	2,633	2,626

Weighted average diluted common shares outstanding (3)	125,315	121,817	124,967	121,821

Diluted earnings per common share	$0.20	$—	$0.57	$0.40

Net income allocated to Class B common shares (4)	$130	$2	$430	$327

Weighted average common shares outstanding, Class B	648	817	757	817

Diluted earnings per common share, Class B	$0.20	$—	$0.57	$0.40

(1)	Net income is allocated to Class A and Class B common shares based on weighted average common shares attributable to each class of stock.

(2)	For purposes of the diluted net income per share computation for common stock, shares of Class B are assumed to be converted; therefore, 100% of net income is allocated to common stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	Class B shares are assumed to be converted in the weighted average diluted common shares outstanding.

(4)	Net income is allocated to class B common shares based on the weighted average diluted common shares attributable to each class of stock.
For the three and nine months ended September 30, 2007, outstanding options to purchase 3,495,000 and 3,330,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the three and nine months ended September 30, 2006, outstanding options to purchase 7,678,000 and 6,172,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. We determined whether an option was dilutive or anti-dilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds from and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost for each stock option.
NOTE 13. COMMITMENTS AND CONTINGENCIES
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 14. SUBSEQUENT EVENT
In the fourth quarter of 2007, we received notification from Community Health Systems (CHS) that as a result of its merger with Triad Hospitals, Inc. (Triad) and expected integration plans, it intends to end the current services agreement that we signed with Triad in 2006. Although the termination will be effective December 31, 2007, we will provide CHS with termination and transition assistance services. These transition assistance services may extend into 2008. Under the termination for change of control provisions of the agreements, CHS paid to us, in October 2007, a termination fee of $26 million and will reimburse us for certain shutdown costs. Prior to this termination, Triad was one of our ten largest clients.

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
Lines of Business
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides infrastructure support, application design and development, consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, the National Aeronautics and Space Administration, the Department of Health and Human Services, the Department of Education, various federal intelligence agencies, and other governmental agencies. Consulting and Applications Solutions provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing primarily under short-term contracts related to specific projects.
Overview of Our Financial Results for the Third Quarter of 2007
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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
Modification of a Customer Contract
During September 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Under the original contract, we determined that we could not recognize revenue on the software development and implementation project separately from the non-construction services based on

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
the guidance of AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” As a result, we were deferring both the revenue on the software development and implementation project, consisting of the amounts we were billing for those services, and the related costs, up to the relative fair value of the software development and implementation project. At September 30, 2006, we had deferred $48 million of costs related to the software development and implementation project. Following the contract modification in September 2006, we impaired $44 million of the deferred costs and recorded this charge to direct cost of services in the condensed consolidated income statements.
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the third quarter of 2007 grew by 12.3% as compared to the third quarter of 2006. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from a company acquired during the first quarter of 2007.
•	An increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.
•	Revenue from new contracts signed during the twelve-month period following the third quarter of 2006.
Partially offsetting these increases in revenue was the loss of revenue from our infrastructure outsourcing contract with UBS that ended on January 1, 2007.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the third quarter of 2007 increased to $0.20 per share from $0.00 per share for the third quarter of 2006. Improvements to our earnings consist primarily of the following:
•	As discussed above in “Modifications of a Customer Contract,” during the third quarter of 2006, we modified a customer contract and recorded $44 million of expense in direct cost of services, or approximately $0.22 per diluted share, associated with the impairment of deferred software, development and impairment costs.
•	A reduction in incentive compensation of $10 million, or approximately $0.05 per diluted share. This reduction is attributable to a lower expected amount of associate incentive compensation for 2007 and differences in the quarterly recognition of bonus expense between 2006 and 2007. The reduction in associate incentive compensation for the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006, was approximately $18 million.
•	During the third quarter of 2006, we recorded expense of $6 million, or approximately $0.03 per diluted share, related to actions to strengthen future profitability. The expense is attributable to the consolidation and elimination of facilities and products, the combination of units, and severance expense.
These improvements to our earnings were partially offset by:
•	Gross profits from our infrastructure outsourcing contract with UBS decreased by $14 million in the third quarter of 2007 as compared to the third quarter of 2006 as a result of the end of the UBS contract. The loss from this infrastructure outsourcing contract resulted in a decrease in earnings of approximately $0.07 per diluted share.
•	Reduced profits within the Government Services line of business primarily as a result of contract scope reductions on existing contracts related to federal government budget pressure and lower margins related to QSS, which was acquired in the first quarter of 2007, because of the cost plus nature of their work.
•	Reduced profits from existing contracts within Industry Solutions as a result of contracts that ended during the last twelve months, renegotiated contracts, and new contracts that will not reach full levels of profitability until after 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Free Cash Flow
We calculate free cash flow on a trailing twelve month basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We use a twelve-month period to measure our success in this area because of the significant variations that typically occur on a quarterly basis due to the timing of certain cash payments. Free cash flow for the twelve months ended September 30, 2007, was $33 million as compared to $106 million for the twelve months ended September 30, 2006. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Twelve Months
	Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$137	$177
Purchases of property, equipment and software	(104)	(71)

Free cash flow	$33	$106

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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ended September 30, 2007, the amount of TCV signed was $1.7 billion compared to $2.3 billion for the twelve-month period ended September 30, 2006. The $2.3 billion of TCV signed for the twelve-month period ending September 30, 2006, includes $1.2 billion relating to the signing of the contract with Triad Hospitals, Inc. that was terminated in October 2007, as discussed in more detail under “Subsequent Event” below.
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
Comparison of the Three Months Ended September 30, 2007 and 2006
Revenue
Revenue for the third quarter of 2007 increased from revenue for the third quarter of 2006 due to increases in revenue from the Government Services and Consulting and Applications Solutions segments, partially offset by a decrease in the Industry Solutions segment. Below is a summary of our revenue for the third quarter of 2007 as compared to the third quarter of 2006 (amounts in millions):

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Industry Solutions	$454	$458	$(4)	(0.9)%
Government Services	147	73	74	101.4%
Consulting and Applications Solutions	80	66	14	21.2%
Elimination of intersegment revenue	(26)	(14)	(12)	85.7%

Total	$655	$583	$72	12.3%

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Industry Solutions
The net decrease in revenue from the Industry Solutions segment for third quarter of 2007 as compared to the third quarter of 2006 was primarily due to the $64 million decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007. Partially offsetting this decrease were increases in revenue primarily attributable to:
•	$36 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.
•	$17 million increase from new contracts signed during the twelve-month period following the third quarter of 2006 and from new contracts signed in the third quarter of 2006 for which we did not recognize a full quarter of revenue in the third quarter of 2006. This increase was composed of $7 million and $10 million from new contracts signed in the Healthcare and Commercial Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$7 million increase from revenue related to an acquisition within our Healthcare group during the third quarter of 2007.
Net increases in revenue from contracts in the healthcare industry are largely related to system investment by our new and existing customers. Because of the complexities associated with system changes, combined with our customers’ desire to focus on core functions, the healthcare outsourcing market has experienced strong growth in recent years. Although we are still experiencing growth from the healthcare outsourcing market and we expect market demand to be strong over the long-term because of the level of technology-driven change in the industry, the rate of growth has diminished in recent quarters due to longer sales cycles, primarily on large outsourcing contracts, and increased budgetary pressures affecting customers, which typically result in lower discretionary investments.
Government Services
The $74 million, or 101.4%, net increase in revenue from the Government Services segment for the third quarter of 2007 as compared to the third quarter of 2006 was attributable to the $75 million in revenue from the acquisition of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
The $14 million, or 21.2% increase in revenue from the Consulting and Applications Solutions segment was due to a $12 million increase in intersegment revenues, primarily attributable to consulting, systems integration, and applications maintenance, and a $2 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the third quarter of 2007 was 17.3% of revenue, which is higher than the gross margin for the third quarter of 2006 of 11.8%. Improvements to our gross margin consist primarily of the following:
•	As discussed in “Modification of a Customer Contract,” in the third quarter of 2006, we modified a customer contract and recorded $44 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs.
• A reduction to employee-related expenses, consisting primarily of incentive compensation.
These improvements to our gross margin were partially offset by:
•	A $14 million decrease in gross profit from the expiration of our infrastructure outsourcing contract with UBS that is reported within the Industry Solutions line of business.
•	A reduced gross profit margin for Government Services primarily attributable to the acquisition of QSS. The gross margins associated with the acquisition are typically lower than those we realize within our consolidated margins because of the cost plus nature of their work. Additionally, lower margins were realized within our Government Services group as a result of contract scope reductions on existing contracts related to federal government budget pressure.
•	Reduced profits from existing contracts within Industry Solutions as a result of contracts that ended during the last twelve months, renegotiated contracts, and new contracts that will not reach full levels of profitability until after 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2007 decreased 4.1% to $71 million from $74 million for the third quarter of 2006. Third quarter of 2006 included $5 million of expenses related to profit improvement actions and an asset impairment. The remaining increase results primarily from the acquisition of QSS in the first quarter of 2007 and JJ Wild Holdings, Inc. and JJ Wild, Inc. (collectively, “JJ Wild”) in the third quarter of 2007, partially offset by a decrease in associate incentive compensation. As a percentage of revenue, SG&A for the third quarter of 2007 was 10.8% of revenue, which is lower than SG&A for the third quarter of 2006 of 12.7% of revenue. The decrease in the SG&A as a percentage of revenue was primarily due to the profit improvement actions and asset impairment in 2006 and the decrease in associate incentive compensation in 2007 mentioned above.
Other Income Statement Items
Our effective tax rate for the third quarter of 2007 was 39.0% as compared to a tax benefit of 100.0% for the third quarter of 2006. Income tax expense for the third quarter of 2007 included a greater impact from state income taxes, primarily as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states, and a reduced benefit from tax-exempt interest income. Our income tax benefit for the third quarter of 2006 included a benefit of $1 million, net, relating to the resolution of issues raised in audits by tax authorities. An additional factor impacting the third quarter of 2006 effective tax rate was the significant reduction in pretax income resulting from asset impairments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Nine Months Ended September 30, 2007 and 2006
Revenue
Revenue for the nine months ended September 30, 2007, increased from revenue for the nine months ended September 30, 2006, due to increases in revenue from the Government Services and Consulting and Applications Solutions segments, partially offset by a decrease in revenue from the Industry Solutions segment. Below is a summary of our revenue for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Industry Solutions	$1,314	$1,325	$(11)	(0.8)%
Government Services	406	221	185	83.7%
Consulting and Applications Solutions	226	188	38	20.2%
Elimination of intersegment revenue	(66)	(37)	(29)	78.4%

Total	$1,880	$1,697	$183	10.8%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for the first nine months of 2007 as compared to the first nine months of 2006 was primarily attributable to the $196 million decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007. Partially offsetting this loss were increases in revenue primarily attributable to:
•	$129 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.
•	$36 million increase from new contracts signed during the twelve-month period following the third quarter of 2006 and from new contracts signed in the third quarter of 2006 for which we did not recognize a full nine months of revenue during the nine months ended September 30, 2006. This increase was composed of $16 million, $18 million, and $2 million from new contracts signed in the Healthcare, Commercial Solutions and Insurance and Business Process Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$13 million increase from revenue related to an acquisition within our Commercial Solutions group during the first quarter of 2006 for which we did not recognize a full nine months of revenue during the nine months ended September 30, 2006. The acquired company is a provider of product engineering outsourcing services.
•	$7 million increase from revenue related to an acquisition within our Healthcare group during the third quarter of 2007.
Government Services
The $185 million, or 83.7%, net increase in revenue from the Government Services segment for the nine months of 2007 as compared to the nine months of 2006 was attributable to the $186 million in revenue from the acquisition of QSS. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
The $38 million, or 20.2%, increase in revenue from the Consulting and Applications Solutions segment was due to a $29 million increase in intersegment revenues, primarily attributable to consulting, system integration, and application maintenance, and a $9 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the nine months ended September 30, 2007, was 17.2%, which is higher than the gross margin for the nine months ended September 30, 2006, of 16.3%. Improvements to our gross margin consist primarily of the following:
•	As discussed in “Modification of a Customer Contract,” in the third quarter of 2006, we modified a customer contract and recorded $44 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs.
•	A reduction to employee-related expenses, consisting primarily of incentive compensation.
These improvements to our gross margin were partially offset by:
•	A $42 million decrease in gross profit from the expiration of our infrastructure outsourcing contract with UBS that was reported within the Industry Solutions line of business.
•	The acquisition of QSS within our Government Services group in the first quarter of 2007. The gross margins associated with the acquisition are typically lower than those we realize within our consolidated margins because of the cost plus nature of their work. Additionally, lower margins were realized within our Government Services group as a result of contract scope reductions on existing contracts related to federal government budget pressure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2007, increased 1.9% to $212 million from $208 million for the nine months ended September 30, 2006. The increase in SG&A expenses is primarily due to the acquisition of QSS in the first quarter of 2007 and JJ Wild in the third quarter of 2007, partially offset by a decrease in associate incentive compensation. The third quarter of 2006 included $5 million of expenses related to profit improvement actions and an asset impairment which partially offset the net increases during 2007 mentioned above. SG&A for the nine months of 2007 was 11.3% of revenue, which is lower than SG&A for the nine months of 2006 of 12.3% of revenue. The decrease in the SG&A as a percentage of revenue was primarily due to the profit improvement actions and asset impairment in 2006 and the decrease in associate incentive compensation in 2007 mentioned above.
Other Income Statement Items
Interest expense for the nine months ended September 30, 2007 increased by $5 million as compared to the nine months ended September 30, 2006 due primarily to increased long-term debt connected with an acquisition of QSS.
Our effective tax rate for the nine months ended September 30, 2007 was 36.0% as compared to 33.8% for the first nine months ended 2006. The increase in the effective tax rate is primarily due to additional taxes from the expiration of one of our tax holidays in India and higher state income taxes as a result of the Texas margin tax and the acquisition of QSS, which operates in several high-tax states, and is partially offset by a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe. Income tax expense for the first nine months of 2006 included a greater impact from foreign operations and tax-exempt investments.
Subsequent Event
In the fourth quarter of 2007, we received notification from Community Health Systems (CHS) that as a result of its merger with Triad Hospitals, Inc. (Triad) and expected integration plans, it intends to end the current services agreements that we signed with Triad in 2006. Although the termination will be effective December 31, 2007, we will provide CHS with termination and transition assistance services. These transition assistance services may extend into 2008. In addition, we will provide project-based services to CHS.
Under the termination for change of control provisions of the agreements, CHS paid to us, in October, a termination fee of $26 million and will reimburse us for certain shutdown costs. We will recognize termination-related revenue, including previously paid amounts, of approximately $45 million, with non-personnel-related contract shutdown costs of up to $5 million. While we expect to recognize

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
all of this revenue and profit in the fourth quarter, if the transition extends into 2008, we may defer part of this revenue and profit into 2008. Prior to this termination, Triad was one of our ten largest clients.
Liquidity and Capital Resources
At September 30, 2007, we have cash and cash equivalents of $175 million. We believe our existing cash and cash equivalents, expected cash flows from operating activities, and the $68 million that is available under our restated and amended credit facility, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the nine months ended September 30, 2007, cash and cash equivalents decreased 30.0% to $175 million from $250 million and short-term investments of $133 million were liquidated, primarily due to our acquisitions in 2007.
Operating Activities
Net cash provided by operating activities was $35 million for the nine months ended September 30, 2007, as compared to net cash provided by operating activities of $111 million for the nine months ended September 30, 2006. The primary reasons for the changes in cash provided by operating activities are as follows:
•	Cash used by changes in accounts payable and accrued liabilities was $12 million for the nine months ended September 30, 2007, as compared to cash provided of $16 million for the same period of the prior year. This decrease is primarily due to the timing of vendor payments.
•	During the nine months ended September 30, 2007, we increased our spending on deferred contract costs by $19 million as compared to the same period in 2006 due to recent contract signings that had significant transitional activity for which costs are deferred until services are operational.
•	During the nine months ended September 30, 2007, there was a decrease of $11 million in net deferred revenue received from clients as compared to the same period in 2006.
•	During the nine months ended September 30, 2007, we made net cash payments for income taxes of $44 million as compared to $39 million in the nine months ended September 30, 2006.
•	Bonuses paid to associates under our bonus plans during the first nine months of 2007 and 2006 (including payments of annual bonus amounts relating to the previous year’s bonus plan) were approximately $54 million and $64 million, respectively. Included in these bonus amounts paid in 2007 and 2006 were approximately $7 million and $23 million, respectively, of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.
Investing Activities
Net cash used in investing activities was $271 million for the nine months ended September 30, 2007, as compared to net cash used in investing activities of $188 million for the same period in 2006. This change was primarily attributable to the following:
•	During the nine months ended September 30, 2007, we paid $338 million for acquisitions of businesses, including $248 million, net of cash acquired, for the acquisition of QSS, $86 million, net of cash acquired, for the acquisition of JJ Wild, and $4 million of additional consideration for the acquisition of eServ LLC, a provider of high-end product engineering outsourcing services.
•	During the nine months ended September 30, 2007, we purchased $66 million of property, equipment and purchased software as compared to $55 million during the nine months ended September 30, 2006. This increase was primarily related to our business expansion needs for data center and office facilities.
•	During the nine months ended September 30, 2007, we liquidated short-term investments of $133 million, net, primarily due to our acquisition of QSS.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	During the nine months ended September 30, 2006, we paid $29 million for acquisitions of businesses, including $21 million for the acquisition of eServ and $8 million of additional consideration for the acquisition of Technical Management, Inc., a provider of policy administration and business process services to the life insurance and annuity industry.
Financing Activities
Net cash provided by financing activities was $154 million for the nine months ended September 30, 2007, as compared to net cash provided by financing activities of $13 million for the nine months ended September 30, 2006. This increase is primarily due to the additional $130 million borrowed against our restated and amended credit facility in connection with our acquisitions of QSS and JJ Wild in 2007 and the $18 million paid to repurchase shares of our Class A Common Stock in 2006. Partially offsetting these increases in net cash provided by financing activities was a decrease of $7 million in cash received upon exercise of employee stock options.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2007, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances by $7 million, as the U.S. dollar weakened against the Indian Rupee, Euro, British Pound, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At September 30, 2007, we had numerous derivatives to purchase and sell various currencies in the amount of $186 million, which expire at various times before the end of 2010.
Profit Improvement Actions
We are implementing changes in the fourth quarter of 2007 that will increase profit margins and profitability entering 2008 and improve overall business operations through a greater focusing of resources, a reconfiguration of functions, and a strengthening of our overall workforce.
These actions will include the termination of employment of approximately 650 associates. The cost to implement these actions of approximately $20 million will be incurred in the fourth quarter of 2007. Approximately 425 reductions will be beneficial to future earnings, producing an annual earnings benefit of approximately $45 million. Approximately one-half of these savings will increase earnings and the remainder will be reinvested in our operations.
Contractual Obligations
We have contractual obligations for operating leases, long-term debt, and interest on long-term debt that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the contractual obligations of the company, outside of the ordinary course of business, except for our liability for unrecognized tax benefits. As discussed in Note 10, “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At September 30, 2007, we had gross reserves for uncertain tax positions totaling $16 million, all of which is expected to be paid after one year. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.
Critical Accounting Policies
Derivative Financial Instruments
As part of our risk management strategy, we enter into derivative contracts to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy outlining the conditions under which we can enter into financial derivative transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps, which hedges our exposure to floating rates on certain portions of our debt, and forward contracts and zero cost collars that hedge our foreign currency exposure, primarily in the Indian Rupee.
In the third quarter of 2007, we began designating certain derivative instruments as cash flow hedges in accordance with the Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS 133 provides for matching

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
the gains and losses associated with the change in fair value of the hedged assets or liabilities with the period in which the derivative instruments matures.
Our policy requires us to document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for entering into economic hedges. We also assess, at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Our inability to demonstrate effectiveness would cause the hedge to be ineffective. Changes in fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent the hedge is highly effective, are recorded in other comprehensive income until earnings are impacted by the variability of the hedged transaction. Any hedge ineffectiveness, which represents the amount by which the changes in the fair value of the derivative do not offset the change in the cash flow of the forecasted transaction, is recorded in earnings.
We will discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the underlying exposure being hedged; (2) the derivative matures, or is sold, terminated or exercised; or (3) we determine that designating the derivative as a hedge is no longer appropriate. When hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its estimated fair value on the balance sheet and recognize changes in the fair value in current period earnings. If a cash flow hedge becomes ineffective, any deferred gains or losses on the cash flow hedge would be reversed out of accumulated other comprehensive income (loss) and recognized immediately in other income, net on the condensed consolidated income statements.
For financial derivatives that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, the changes in fair values are recognized in other income, net.
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
FASB Statement No. 159
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. FAS 159 is effective for years beginning after November 15, 2007. Our potential adoption of FAS 159 is not expected to have a material impact on our consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
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
Using sensitivity analysis, a hypothetical increase of 10% in the interest rate related to our borrowing of $77 million under our credit facility would increase our net expense by approximately $400,000 for the year ended December 31, 2007.
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
FORM 10-Q
For the Quarter Ended September 30, 2007
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
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.43*	Agreement and Plan of Merger dated August 10, 2007, by and among the Company, Eagle Delaware Corp., a Delaware corporation, J.J. Wild Holdings, Inc., a Massachusetts corporation, J.J. Wild, Inc., a Massachusetts corporation, and Certain Stockholders of J.J. Wild Holdings, Inc.

31.1*	Rule 13a-14 Certification dated October 31, 2007, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated October 31, 2007, by John E. Harper, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated October 31, 2007, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated October 31, 2007, by John E. Harper, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: October 31, 2007	By /s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer