Form 10-K
period 2007-12-31
PEROT SYSTEMS CORP
filed 2008-02-28
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-14773

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange, was approximately $1,512,558,105 (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant’s common stock outstanding as of February 22, 2008: 120,319,759 shares of Class A Common Stock and no shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is expected to be filed not later than120 days after the registrant’s fiscal year ended December 31, 2007.

FORM 10-K

For the Year Ended December 31, 2007

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

Infrastructure Services

Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, risk management, and virtualization (the management of leveraged computing environments). We typically hire a significant portion of the customer’s staff that supported these functions prior to the transition of services. We then apply our expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

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

Consulting Services

Consulting services include strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise. The consulting services provided within the Consulting and Application Solutions segment primarily relate to the implementation of prepackaged software applications. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.

Our Contracts

Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a business relationship. For the year ended December 31, 2007:

•	Approximately 37% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services.

•	Approximately 28% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 21% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer.

•	Approximately 14% of our revenue was from per-unit pricing where we bill our customers based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.

We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled less than 1% of our revenue.

Depending on a customer’s business requirements and the pricing structure of the contract, the amount of profit generated from a contract can vary significantly during a contract’s term. With fixed- or unit-priced contracts, or when an upfront payment is made to purchase assets or as a sales incentive, an outsourcing services contract will typically produce less profit at the beginning of the contract with significantly more profit being generated as efficiencies are realized later in the term. With a cost plus contract, the amount of profit generated tends to be relatively consistent over the term of the contract.

Our Lines of Business

We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 15, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements included herein. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, delivery groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area.

Industry Solutions

Industry Solutions, which is our largest line of business and represented approximately 71%, 78%, and 77% of our total revenue for 2007, 2006, and 2005, respectively, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services.

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

Healthcare

Our Healthcare group, which represented approximately 51%, 47%, and 46% of our total revenue for 2007, 2006, and 2005, respectively, and approximately 73%, 60%, and 60% of revenue for the Industry Solutions line of business for 2007, 2006, and 2005, respectively, provides services primarily to providers of healthcare, but we also serve health insurance organizations and organizations that are a part of the healthcare supply chain:

•	Providers — including hospitals, physician practices, and public sector agencies. Our hospital customers include health systems and freestanding hospitals. Our physician practice customers include large and community practice groups. Within the public sector, we focus on federal government healthcare agencies such as the Veterans Health Administration.

•	Health insurance organizations — including national insurers, Blue Cross and Blue Shield plans and regional managed care organizations; and

•	Healthcare supply chain — including medical surgical suppliers and distributors and retail pharmacy.

Our Healthcare group provides a full range of services, including consulting, applications, infrastructure, and business process services. Our associates deliver technology-based solutions to meet the demanding challenges of the healthcare industry globally to:

•	Improve patient safety and quality;

•	Lower the healthcare cost trend and achieve new levels of customer satisfaction; and

•	Achieve administrative transaction process efficiency.

For hospitals, we provide information technology, revenue cycle, and supply chain sourcing solutions, as well as operational and clinical transformation services that drive lower costs, increase cash and improve the delivery of care. We employ the industry’s leading clinical, technological, and process know-how to provide our services.

For physicians, we deploy electronic health records and operate information technology and revenue cycle management functions.

For health insurance organizations, we enable the transformation to consumer health models by supporting administrative process efficiency with our technology platform and business process services.

For healthcare supply chain, we provide technology infrastructure support and solutions that enhance the integration of the supply chain process among suppliers, distributors, hospitals, and physician organizations.

For public sector healthcare, we utilize our commercial healthcare expertise to support federal government healthcare initiatives.

Commercial Solutions

Our Commercial Solutions group, which represented approximately 16%, 27%, and 29% of our total revenue for 2007, 2006, and 2005, respectively, and approximately 22%, 35%, and 37% of revenue for the Industry Solutions line of business for 2007, 2006, and 2005, respectively, provides services to customers primarily in three markets:

•	Manufacturing — including customers in automotive and automotive components and parts, machinery and durable goods.

•	Consumer — including customers in travel, transportation, telecom, and publishing industries.

•	Engineering and Construction — including customers in commercial and residential construction.

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

Insurance and Business Process Solutions

The Insurance and Business Process Solutions group, which represented approximately 4%, 4%, and 2% of our total revenue for 2007, 2006, and 2005, respectively, and approximately 5%, 5%, and 3% of revenue for the Industry Solutions line of business for 2007, 2006, and 2005, respectively, provides industry-specific IT and general back-office business services to the Insurance Industry and to customers in the Healthcare and Commercial Solutions groups. These services leverage our global delivery capabilities, which include application development and maintenance, infrastructure services, data entry, transaction processing, document capture and management, and customer care services. This group uses these capabilities and leverages proprietary intellectual property and technology platforms to provide various business process services. Our life insurance policy administration offering includes support for new business processing, billing and collections, policy maintenance, commissions processing and call center services. Additional services include claims processing, financial and accounting services, and revenue cycle outsourcing. These services benefit our customers by providing lower-cost options with increased visibility into and control over their back-office business processes.

Infrastructure Solutions

Our Infrastructure Solutions group is responsible for defining the infrastructure technology strategies for our Industry Solutions customers and also for our own internal use. This group identifies new technology offerings and innovations that deliver value to our customers. This group also provides the ongoing management and maintenance of that infrastructure, including networks, data centers, help desks, mainframes, servers, storage, and workspace computing. It also provides senior technology consultants to assist our customers with more complex technology transformations. These consultants set direction and establish solutions for innovation and efficiency to our customer base. These solutions have included virtualization (the management of leveraged computing environments), server consolidation and remote infrastructure management. It manages, resolves and documents problems in our customers’ computing environments. The group also provides comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions. All of these activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain at various global locations.

Government Services

Our Government Services group, represented approximately 21%, 13%, and 14% of our total revenue for 2007, 2006, and 2005, respectively, provides consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, the Department of Education, NASA, various federal intelligence agencies, and other governmental agencies.

Our core product portfolio includes information technology and business process outsourcing, business process services, IT infrastructure support, and a wide array of professional services. These services include the direct support of engineering, safety, quality assurance, logistics, environmental, and program management for federal managers across a broad spectrum of critical programs. We provide infrastructure support to the federal government through management consulting services, information technology and system support, application design and development, government financial services, business process services, and outreach, media, and communications services.

Consulting and Applications Solutions

Our Consulting and Applications Solutions line of business represented approximately 8%, 9%, and 9% of our total revenue for 2007, 2006, and 2005, respectively, net of the elimination of inter-segment revenue. This group provides global consulting and integration services, applications development and management services, and applications outsourcing services to our global client base. These services are delivered on-site and offshore, providing innovative industry-focused solutions. Using our expertise to provide performance improvement, business transformation, and technology architecture transformation, this group delivers a wide array of services including enterprise applications implementation and integration, the development and maintenance of custom and packaged applications, migration of applications from legacy environments to current technologies, and performance of quality assurance functions and testing services on custom applications.

Perot Systems Associates

The markets for IT personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training, and retaining of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is — and will continue to be — an integral factor in differentiating us from our competitors in the IT industry. In seeking such associates, we screen candidates for employment through a rigorous interview process. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance, and we have various incentive compensation programs, including a year end bonus based on our performance in relation to our business and financial targets.

As of December 31, 2007, we employed approximately 23,100 associates. Some of our associates in Mexico, the Philippines, and Europe are members of work councils and have worker representatives. We believe that our relations with our associates are good.

Our UBS Relationship

UBS AG was our largest customer through December 31, 2006. We earned approximately 13% and 15% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2006 and 2005, respectively. We performed most of our services for UBS under an infrastructure outsourcing contract called the IT Services Agreement, which ended January 1, 2007. During 2006 and 2005, the amounts of annual revenue that we earned from UBS and its affiliates under the IT Services Agreement were $265 million and $262 million, respectively, and the amounts of gross profit earned were $58 million and $53 million, respectively. We continue to provide applications services to UBS, which are provided outside the scope of the infrastructure outsourcing contract that ended January 1, 2007.

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

Competitors

We compete with a number of different information technology service providers depending upon the region, country, and/or market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., BearingPoint, Inc., Cap Gemini Ernst & Young, Computer Sciences Corporation, Electronic Data Systems Corporation, IBM Global Services (a division of International Business Machines Corporation), and Unisys Corporation. Our Industry Solutions line of business also frequently competes with CGI Group, Inc., Cerner Corporation, Hewlett Packard Company, McKesson Corporation, Siemens Business Services, Inc., smaller consulting firms with industry expertise in areas such as healthcare or financial services, and the consulting divisions of large systems integrators and information technology services providers. In addition, our Government Services line of business frequently competes with Booz-Allen and Hamilton, CACI International, Inc., General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, and SRA International. Our Consulting and Applications Solutions line of business also frequently competes with Atos Origin, Cognizant Technology Solutions Corporation, Deloitte Consulting LLP (a member of Deloitte Touche Tomatsu), HCL Technologies, iGate Global Solutions Limited, Infosys Technologies Limited, L&T Infotech Ltd., Mastek, Limited, MphasiS, Patni Computer Systems Limited, Polaris Software Lab Limited, Sapient Corporation, Satyam Computer Services, Tata Consultancy Services Limited, Tech Mahindra, and Wipro Limited. We may also compete with non-IT outsourcing providers who enter into marketing and business alliances with our customers that provide for the consolidation of services. As we enter new markets, we expect to encounter additional competitors. We also frequently compete with our customers’ own internal information technology capability, which may constitute a fixed cost for our customer.

How We Compete

We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and professional services that we offer, pricing, technological innovation, industry expertise, and quality of service. Our Industry Solutions line of business also competes on our scale. Our CAS segment also competes on our process methodologies and our past successes in executing assignments. For our CAS Segment, emerging offshore development capacity in countries such as India and China is increasing the degree of competition for our software development services. For our Government segment, we frequently compete in federal and defense programs with declining budgets, which creates pressure to lower our prices. In addition, the market for consulting services is affected by an oversupply of consulting talent, both domestically and offshore, which results in downward price pressure for our services. All of these factors may increase pricing pressure on us.

Financial Information About Foreign and Domestic Operations

See Note 15, “Segment and Certain Geographic Data,” to the Consolidated Financial Statements included elsewhere in this report.

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

We license the right to use the names “Perot Systems” and “Perot” in our current and future businesses, products, or services from the Perot Systems Family Corporation and Ross Perot Jr., our Chairman. The license is a non-exclusive, royalty-free, worldwide, non-transferable license. We may also sublicense our rights to the Perot name to some of our affiliates. Under the license agreement, either party may, in its sole discretion, terminate the license at any time, with or without cause and without penalty, by giving the other party written notice of such termination. Upon termination by either party, we must discontinue all use of the Perot name within one year following notice of termination. The termination of this license agreement could materially and adversely affect our business, financial condition, and results of operations. Except for the license of our name, we do not believe that any particular copyright, trademark, or group of copyrights and trademarks is of material importance to our business taken as a whole.

Our Website and Availability of SEC Reports and Corporate Governance Documents

Our Internet address is www.perotsystems.com and the investor relations section of our website is located at www.perotsystems.com/investors. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also, posted on our corporate responsibility section of our website (located at www.perotsystems.com/responsibility), and available in print upon request of any shareholder to our Investor Relations department, are our charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee, as well as our Standards & Ethical Principles and our Corporate Governance Guidelines (which include our Director Qualification Guidelines and Director Independence Standards). Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Standards & Ethical Principles and any waiver applicable to our executive officers or directors.

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

Our 10 largest customers accounted for 42% of our revenue for 2007. Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of information technology services, entry into strategic business and marketing alliances with other business partners, business failure or bankruptcy, or our performance. Our outsourcing contracts typically require us to maintain specified performance levels with respect to the services that we deliver to our customer, with the result that if we fail to perform at the specified levels, we may be required to pay or credit the customer with amounts specified in the contract. In the event of significant failures to deliver the services at the specified levels, a number of these contracts provide that the customer has the right to terminate the agreement. In addition, some of these contracts provide the customer the right to terminate the contract at the customer’s convenience. The customer’s right to terminate for convenience typically requires the customer to pay us a fee. We may not retain long-term relationships or secure renewals of short-term relationships with our large customers in the future.

Profitability of our contracts may be materially, adversely affected if we do not accurately estimate the costs of services and the timing of the completion of projects.

The services that we provide, and projects we undertake, pursuant to our contracts are increasingly complex. Our success in accurately estimating the costs of services and the timing of the completion of projects and other initiatives to be provided pursuant to our contracts is critical to our ability to price our contracts for long-term profitability. While these estimates reflect our best judgment regarding preexisting costs, efficiencies that we will be able to deliver, and resources that will be required for implementation and performance, any increased or unexpected costs, delays or failures to achieve anticipated cost reductions could materially, adversely affect the profitability of these contracts.

If entities we acquire fail to perform in accordance with our expectations or if their liabilities exceed our expectations, our profits could be diminished and our financial results could be adversely affected.

In connection with any acquisition we make, there may be liabilities that we fail to discover or that we inadequately assess. To the extent that the acquired entity failed to fulfill any of its contractual obligations, we may be financially responsible for these failures or otherwise be adversely affected. In addition, acquired entities may not perform according to the forecasts that we used to determine the price paid for the acquisition. If the acquired entity fails to achieve these forecasts, our financial condition and operating results may be adversely affected, including the potential for impairment of goodwill.

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

Our Government Services line of business provides services as a contractor and subcontractor on various projects with U.S. government entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its discretion or as a result of changes in laws or regulations that might affect our ability to qualify to perform the projects. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services line of business in 2007 is from contracts with the U.S. government for which we serve as a contractor or subcontractor.

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

Our Consulting and Applications Solutions line of business is located primarily in India. In addition to the risks regarding fluctuations in currency exchange rates and regarding international operations discussed below, the following risks associated with doing business in India could decrease our revenue and profits:

•	governments could enact legislation that restricts the provision of services from offshore locations;

•	potential wage increases in India; and

•	cost increases if the Government of India reduces or withholds tax benefits and other incentives provided to us or from the expiration of our existing tax holiday benefits in 2007 through 2009.

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

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.

While we report our operating results in U.S. dollars, a percentage of our revenues is denominated in currencies other than the U.S. dollar. Although we hedge a portion of our foreign currency exposures, fluctuations in foreign currency exchange rates can have adverse effects on us.

•	As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency, and there can be no assurance that our contractual provisions or our currency hedging activities would offset this impact. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources.

•	Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency and could affect our reported results when compared against other periods. Conversely, increases in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be higher than our consolidated earnings in local currency and could affect our reported results when compared against other periods. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

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

We have operations in many countries around the world. In addition to the risks related to fluctuations in currency exchange rates and the additional risk associated with doing business in India discussed above, risks that affect these international operations include:

•	complicated licensing and work permit requirements may hinder our ability to operate in some jurisdictions;

•	our intellectual property rights may not be well protected in some jurisdictions;

•	our operations may be vulnerable to terrorist actions or harmed by government responses;

•	governments may restrict our ability to convert currencies or repatriate cash; and

•	additional expenses and risks inherent in conducting operations in geographically distant locations, with customers speaking different languages and having different cultural approaches to the conduct of business.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables, but actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.

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

The use of derivative financial instruments exposes us to credit and market risk.

By using derivative financial instruments, we are exposed to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair-value gain in a derivative financial instrument. Generally, when the fair value of a derivative financial instrument is positive, this indicates that the counterparty owes us, thus creating a repayment risk for us. When the fair value of a derivative financial instrument is negative, we owe the counterparty and, therefore, assume no repayment risk. We minimize the credit (or repayment) risk in derivative financial instruments by entering into transactions with high-quality counterparties that are reviewed periodically by our Treasurer.

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

We do not own the right to our company name. We have a license agreement with Ross Perot Jr., our Chairman, and the Perot Systems Family Corporation that allows us to use the name “Perot” and “Perot Systems” in our business on a royalty-free basis. Mr. Perot and the Perot Systems Family Corporation may terminate this agreement at any time and for any reason. Beginning one year following such a termination, we would not be allowed to use the names “Perot” or “Perot Systems” in our business. Mr. Perot’s or the Perot Systems Family Corporation’s termination of our license agreement could materially and adversely affect our ability to attract and retain customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, we have adopted a stockholder rights plan. Under this plan, after the occurrence of specified events that may result in a change of control, our stockholders will be able to buy stock from us or our successor at half the then current market price. These rights will not extend, however, to persons participating in takeover attempts without the consent of our Board of Directors or that our Board of Directors determines to be adverse to the interests of the stockholders. Accordingly, this plan could deter takeover attempts.

Some provisions of our certificate of incorporation and bylaws and of Delaware General Corporation Law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving our company. Among other things, these provisions:

•	require a 66 2/3% vote of the stockholders to amend our certificate of incorporation or approve any merger or sale, lease, or exchange of all or substantially all of our property and assets;

•	require an 80% vote for stockholders to amend our bylaws;

•	require advance notice for stockholder proposals and director nominations to be considered at a vote of a meeting of stockholders;

•	permit only our Chairman, President, or a majority of our Board of Directors to call stockholder meetings, unless our Board of Directors otherwise approves;

•	prohibit actions by stockholders without a meeting, unless our Board of Directors otherwise approves; and

•	limit transactions between our company and persons who acquire significant amounts of stock without approval of our Board of Directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, we had offices in approximately 80 locations in the United States and nine countries outside the United States. Our office space and other facilities cover approximately 2,900,000 square feet. We own our corporate headquarters facility in Plano, Texas. Our Industry Solutions line of business uses the corporate headquarters facility and data center. The Government Services and the Consulting and Applications Solutions lines of business do not make significant use of the facility. Our Consulting and Applications Solutions business is primarily located in two campus facilities in India. We own the buildings and lease the land (under a 99 year lease agreement) of our Delhi facility. In addition, we own both the land and buildings of our Bangalore facility. The majority of our remaining office space and other facilities are leased.

In addition to these properties, we also occupy office space at customer locations throughout the world. We generally occupy this space under the terms of the agreement with the particular customer. We believe that our current facilities are suitable and adequate for our business.

We have commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to ten years. We have disclosed future minimum commitments under these leases and agreements as of December 31, 2007, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements, which are included elsewhere in this report. Upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space.

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

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PER.” The table below shows the range of reported per share sales prices for each quarterly period within the two most recent fiscal years.

	High	Low

2006
First Quarter	$15.69	$14.04
Second Quarter	15.90	13.64
Third Quarter	14.90	12.99
Fourth Quarter	17.07	13.42
2007
First Quarter	$18.21	$15.64
Second Quarter	18.70	16.13
Third Quarter	17.37	14.53
Fourth Quarter	17.65	12.58

The last reported sale price of our Class A Common Stock on the NYSE on February 22, 2008, was $14.23 per share. As of February 22, 2008, the approximate number of record holders of our Class A Common Stock was 2,411.

We have never paid cash dividends on shares of our Class A Common Stock and have no current plans to pay dividends in the future.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of 2007.

Approximate
Dollar
			Total Number	Value of
			of Shares	Shares that
		Average	Purchased as	May Yet
	Total Number	Price	Part of	Be Purchased
	of Shares	Paid per	Publicly Announced	Under the
Period	Purchased(2)	Share	Plans(1)	Plans(1)

November 1, 2007 to November 30, 2007	2,230,756	$13.23	2,230,756
December 1, 2007 to December 31, 2007	1,282,600	$13.44	1,282,600	$28,000,000

(1)	The plan that existed at December 31, 2007, was replaced by a new stock buyback program adopted on February 26, 2008, authorizing the repurchase of up to $75 million of our common stock. The program authorizes the repurchase of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.

Performance Graph

The graph below compares the performance of our Class A Common Stock since December 31, 2002.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG PEROT SYSTEMS CORPORATION, NYSE MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002.

Equity Compensation Plan Information

The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of December 31, 2007. See Note 10, “Common and Preferred Stock,” and Note 11, “Stock Options and Stock-Based Compensation,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Number of
Securities Remaining
	Number of			Available for
	Securities to			Future Issuance
	be Issued		Weighted-Average	Under Equity
	Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding		Outstanding Options,	(Excluding Securities
	Options, Warrants		Warrants and	Reflected in
Plan Category	and Rights		Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	11,167,449	(1)	$15.92	50,216,997	(2)
Equity compensation plans not approved by security holders	5,072,589		$12.95	29,609	(3)

Total	16,240,038		$15.00	50,246,606

(1)	Excludes 1,010,195 restricted stock units that have been granted under the 2001 Long-Term Incentive Plan.

(2)	Includes 34,675,474 shares available to be issued under the 2001 Long-Term Incentive Plan, 15,121,523 shares available to be issued under the 1999 Employee Stock Purchase Plan, and 420,000 shares available to directors for annual equity compensation.

(3)	Shares available to be issued to directors who elect to receive stock in lieu of their cash retainer.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, have been derived from our Consolidated Financial Statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, except per share data)

Operating Data:
Revenue	$2,612	$2,298	$1,998	$1,773	$1,461
Direct cost of services	2,130	1,905	1,575	1,405	1,194

Gross profit	482	393	423	368	267
Selling, general and administrative expenses	298	280	249	236	188

Operating income	184	113	174	132	79
Interest income (expense), net	(3)	5	4	1	3
Equity in loss of unconsolidated affiliates	—	—	—	—	(2)
Other income, net	1	2	2	2	2

Income before taxes	182	120	180	135	82
Provision for income taxes	67	39	69	41	30

Income before cumulative effect of changes in accounting principles	115	81	111	94	52
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	—	(50)

Net income	$115	$81	$111	$94	$2

Earnings per share of common stock:
Basic, Class A:
Income before cumulative effect of changes in accounting principles	$0.94	$0.67	$0.94	$0.82	$0.47
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	—	(0.45)

Net income	$0.94	$0.67	$0.94	$0.82	$0.02

Basic, Class B:
Income before cumulative effect of changes in accounting principles	$0.94	$0.67	$0.94	$0.82	$0.47
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	—	(0.45)

Net income	$0.94	$0.67	$0.94	$0.82	$0.02

Diluted:
Income before cumulative effect of changes in accounting principles	$0.92	$0.66	$0.91	$0.78	$0.45
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	—	(0.43)

Net income	$0.92	$0.66	$0.91	$0.78	$0.02

Diluted, Class B:
Income before cumulative effect of changes in accounting principles	$0.92	$0.66	$0.91	$0.78	$0.45
Cumulative effect of changes in accounting principles, net of tax(1)	—	—	—	—	(0.43)

Net income	$0.92	$0.66	$0.91	$0.78	$0.02

Weighted average number of common shares outstanding (in thousands):
Basic, Class A	121,759	118,686	115,973	111,921	106,942
Basic, Class B	566	817	1,907	3,282	3,631
Diluted	124,650	122,118	121,867	120,532	115,334
Diluted, Class B	566	817	1,965	4,040	5,089
Balance Sheet Data (at Period End):
Cash and cash equivalents	$187	$250	$260	$305	$124
Total assets	1,900	1,581	1,371	1,226	1,011
Long-term debt	213	84	77	—	75
Stockholders’ equity	1,243	1,105	961	862	713
Other Data:
Capital expenditures	$75	$93	$70	$33	$28

(1)	The cumulative effect of changes in accounting principles, net of tax, in 2003 was due to our adoption of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Infrastructure Services

Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, risk management, and virtualization (the management of leveraged computing environments). We typically hire a significant portion of the customer’s staff that supported these functions prior to the transition of services. We then apply our expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

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

Consulting Services

Consulting services include strategy consulting, enterprise consulting, technology consulting, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise. The consulting services provided within the Consulting and Application Solutions segment primarily relate to the implementation of prepackaged software applications. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.

Our Contracts

Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit and pricing risk of a services agreement. For the year ended December 31, 2007:

•	Approximately 37% of our revenue was from fixed-price contracts where our customers pay us a set amount for contracted services. For some of these fixed-price contracts, the price will be set so that the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services.

•	Approximately 28% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 21% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer.

•	Approximately 14% of our revenue was from per-unit pricing where we bill our customers based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of a contract.

We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled less than 1% of our revenue.

Depending on a customer’s business requirements and the pricing structure of the contract, the amount of profit generated from a contract can vary significantly during a contract’s term. With fixed- or unit-priced contracts, or when an upfront payment is made to purchase assets or as a sales incentive, an outsourcing services contract will typically produce less profit at the beginning of the contract with significantly more profit being generated as efficiencies are realized later in the term. With a cost plus contract, the amount of profit generated tends to be relatively consistent over the term of the contract.

Our Lines of Business

We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. We consider these three lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 15, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements included herein. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, delivery groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area.

Results of Operations

Overview of Our Financial Results for 2007

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

Certain of these performance indicators are extracted from consolidated financial information and are not required by generally accepted accounting principles (GAAP) and are considered “non-GAAP financial measures” as defined by SEC rules. Specifically, we refer to free cash flow. As required by SEC rules, we provide a reconciliation of each non-GAAP financial measure and an explanation why we believe that the presentation of the non-GAAP financial measure provides useful information to investors. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

Termination of a Services Agreement

In the fourth quarter of 2007, we received notice from a client that it would end the current services agreement. As a result, we realized contract termination-related revenue and gross profit of approximately $59 million and $46 million, respectively, including a contractually-obligated termination fee of $26 million and recognition of revenue and costs that were previously deferred of $33 million and $13 million, respectively. Prior to this termination, this client was one of our ten largest clients.

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

Revenue Growth

Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for 2007 grew by 13.7% as compared to 2006. As discussed in more detail below, this revenue growth came primarily from the following:

•	Revenue from companies acquired in the first and third quarter of 2007 and revenue from a company acquired in the first quarter of 2006 for which we did not recognize a full year of revenue in 2006.

•	An increase in revenue from the expansion of base services and discretionary technology investments by our existing long-term customers.

•	Revenue from new contracts signed during 2007 and from new contracts signed in 2006 for which we did not recognize a full year of revenue in 2006.

•	Contract termination-related revenue in the fourth quarter of 2007. See “Termination of a Services Agreement” above.

Partially offsetting these increases in revenue was the loss of revenue from our infrastructure outsourcing contract with UBS that ended on January 1, 2007.

Earnings Growth

We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for 2007 increased 39.4% to $0.92 per share from $0.66 per share for 2006. This increase came primarily from:

•	Additional gross profit on a Healthcare customer of $48 million, or approximately $0.24 per diluted share, of which $46 million is related to the termination of a services agreement, as discussed above in “Termination of a Services Agreement.”

•	During the third quarter of 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Following the contract modification in September 2006, we impaired $44 million of the deferred costs, or approximately $0.22 per diluted share, and recorded this charge to direct cost of services in the consolidated income statements.

•	A reduction in incentive compensation of $27 million, or approximately $0.14 per diluted share, which partially reduced the impact on earnings of the expiration of the outsourcing agreement with UBS. We do not expect this reduced level of incentive compensation to continue in future periods.

•	Additional operating income of approximately $13 million, or approximately $0.07 per diluted share, due to the acquisition of QSS Group, Inc. (QSS), in the first quarter of 2007.

•	During the years ended December 31, 2007 and 2006, we incurred losses of $22 million and $31 million, respectively, on an infrastructure services contract with a Commercial Solutions customer. The decrease in losses in 2007 from this contract resulted in an increase in gross profit of $9 million, or approximately $0.05 per diluted share.

•	During the third quarter of 2006, we recorded expense of $6 million, or approximately $0.03 per diluted share, related to cost reduction activities. The expense is attributable to the consolidation and elimination of facilities and products, the combination of units, and severance expense.

These improvements to our earnings were partially offset by:

•	Gross profits from our infrastructure outsourcing contract with UBS decreased by $58 million in 2007 as compared to 2006 as a result of the end of the UBS infrastructure outsourcing contract on January 1, 2007. The loss from this contract resulted in a decrease in earnings of approximately $0.30 per diluted share.

•	In the fourth quarter of 2007, we recorded expense of $18 million, or approximately $0.09 per diluted share, related to cost reduction activities implemented in the fourth quarter of 2007.

•	An increase in our effective tax rate for the year ended December 31, 2007, to 36.8% as compared to an effective tax rate for the year ended December 31, 2006, of 32.5%, resulted in a decrease of approximately $.06 per diluted share on full year 2007 net income, which includes $.02 related to the $62 million increase in income before taxes from 2006 to 2007.

•	A change in our net interest income and expense to $3 million of net interest expense for the year ended December 31, 2007, from $5 million net interest income for the year ended December 31, 2006, resulted in a decrease in earnings of $8 million, or approximately $0.04 per diluted share.

Free Cash Flow

We calculate free cash flow as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow for the year ended December 31, 2007, was $43 million as compared to $120 million for the year ended December 31, 2006. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Year Ended December 31
	2007	2006

Net cash provided by operating activities	$118	$213
Purchases of property, equipment and software	(75)	(93)

Free cash flow	$43	$120

See “Liquidity and Capital Resources” below for additional discussion of net cash provided by operations (under “Operating Activities”) and additional discussion of our purchases of property, equipment and software (under “Investing Activities”).

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

Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ended December 31, 2007, the amount of TCV signed was $1.8 billion, as compared to $2.7 billion for the twelve-month period ended December 31, 2006. Included in the $2.7 billion of TCV signed for the twelve-month period ending December 31, 2006, was $1.2 billion relating to the signing of the services agreement that was terminated in October 2007, as discussed in more detail above under “Termination of a Services Agreement.”

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

Comparison of 2007 to 2006

Revenue

Revenue for 2007 increased from 2006 across all segments. Below is a summary of our revenue for 2007 as compared to 2006 (in millions):

	Year Ended December 31
	2007	2006	$ Change	% Change

Industry Solutions	$1,840	$1,803	$37	2.1%
Government Services	554	291	263	90.4%
Consulting and Applications Solutions	310	255	55	21.6%
Elimination of intersegment revenue	(92)	(51)	(41)	80.4%

Total	$2,612	$2,298	$314	13.7%

Industry Solutions

The net increase in revenue from the Industry Solutions segment for 2007 as compared to 2006 was primarily attributable to:

•	$113 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$84 million net increase from a Healthcare client, which includes $59 million of revenue recognized due to the contract termination, (see “Termination of a Services Agreement” above) and $25 million increase in revenue primarily related to software implementation.

•	$64 million increase from new contracts signed during 2007 and from new contracts signed in 2006 for which we did not recognize a full year of revenue in 2006. This increase was composed of $35 million, $26 million, and $3 million from new contracts signed in the Commercial Solutions, Healthcare, and Insurance and Business Process Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$28 million increase from revenue related to an acquisition within our Healthcare group during the third quarter of 2007.

•	$13 million increase from revenue related to an acquisition within our Commercial Solutions group in the first quarter of 2006. The acquired company is a provider of product engineering outsourcing services.

Offsetting these increases was a $265 million decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007.

Government Services

The $263 million, or 90.4%, net increase in revenue from the Government Services segment for 2007 as compared 2006 was primarily attributable to the $260 million in revenue from the acquisition of QSS, an information technology services company providing services to the U.S. federal government. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Consulting and Applications Solutions

The $55 million, or 21.6% increase in revenue from the Consulting and Applications Solutions segment was due to a $41 million increase in intersegment revenues, primarily attributable to consulting, systems integration, and applications maintenance, and a $14 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.

Domestic Revenue

Domestic revenue grew by 21.1% in 2007 to $2,294 million from $1,894 million in 2006. The increase was primarily the result of revenue growth within our Industry Solutions segment and our Government Services segment. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced strong growth from existing accounts and short-term project work, and from acquisitions within our Healthcare and Commercial Solutions groups. Offsetting these increases was a decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007.

Non-domestic Revenue

Non-domestic revenue, consisting primarily of European and Asian operations, decreased by 21.3% in 2007 to $318 million from $404 million in 2006. Asian operations generated revenue of $119 million in 2007 as compared to $140 million in 2006. This decrease was primarily due to the end of the UBS infrastructure outsourcing contract. The largest components of our European operations are in the United Kingdom and Germany. In the United Kingdom, revenue for 2007 decreased to $110 million from $179 million primarily due to the end of the UBS infrastructure outsourcing contract partially offset by increases in revenue from existing accounts and short-term project work. Revenue in Germany increased to $37 million for 2007 from $32 million for 2006. Revenue in Switzerland, which was primarily from the UBS infrastructure outsourcing contract in 2006, decreased to $2 million for 2007 from $33 million for 2006. The UBS infrastructure outsourcing contract ended January 1, 2007.

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for 2007, was 18.5% of revenue, as compared to the gross margin for 2006 of 17.1%. This year-to-year increase in gross margin was primarily due to the following:

•	During the third quarter of 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Following the contract modification in September 2006, we impaired $44 million of the deferred costs and recorded this charge to direct cost of services in the consolidated income statements.

•	$48 million increase in gross profit related to a client of which $46 million is related to the termination of the services agreement, discussed above in “Termination of a Services Agreement.”

•	$15 million reduction to employee-related expenses, consisting of incentive compensation.

These improvements to our gross margin were partially offset by:

•	$58 million decrease in gross profit from the expiration of our infrastructure outsourcing contract with UBS that is reported within the Industry Solutions line of business.

•	Reduced gross margin for Government Services primarily attributable to the acquisition of QSS. The gross margins associated with the acquisition are typically lower than those we realize within our consolidated margins because of the cost plus nature of their work. Additionally, lower margins were realized within our Government Services group as a result of contract scope reductions on existing contracts related to federal government budget pressure.

•	Reductions to gross margin within Industry Solutions as a result of a renegotiated contract that will not reach full levels of profitability until after 2007 and profit pressures from new contracts signed in the last two years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2007 increased 6.4% to $298 million from $280 million in 2006. The increase resulted primarily from $23 million in SG&A related to our acquisitions in the first and third quarter of 2007 and $18 million recorded in the fourth quarter of 2007 associated with cost reduction activities. These increases were partially offset by a $12 million decrease in associate incentive compensation in 2007. We do not expect this reduced level of incentive compensation to continue in future periods. Additionally, 2006 included $5 million of expense related to cost reduction activities and an asset impairment.

As a percentage of revenue, SG&A for 2007 was 11.4% of revenue, which was slightly lower than SG&A for 2006 of 12.2% of revenue. The decrease in SG&A as a percentage of revenue was primarily due to the lower SG&A rate on a business acquired in 2007, the decrease in incentive compensation in 2007 mentioned above, the impact of the $59 million of revenue recognized in the fourth quarter of 2007 as a result of the termination of a services agreement, as discussed above in “Termination of a Services Agreement,” and the $5 million of expense related to cost reduction activities and an asset impairment recorded in 2006. Partially offsetting these decreases is $18 million of expense recorded in the fourth quarter of 2007 related to cost reduction activities.

Other Income Statement Items

Interest income for 2007 decreased by $2 million as compared to 2006 due primarily to lower average balances of cash and cash equivalents and short-term investments during 2007 as compared to 2006. Interest expense for 2007 increased by $6 million as compared to 2006 due primarily to higher debt.

Our effective income tax rate for the year ended December 31, 2007, was 36.8% as compared to 32.5% for the year ended December 31, 2006. The increase in the effective tax rate is primarily due to additional taxes from the expiration of one of our tax holidays in India and higher state income taxes, primarily as a result of the Texas margin tax, and is partially offset by a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe. Income tax expense for 2006 included a greater benefit related to tax-exempt investment income. The increase in effective tax rate from December 31, 2006 to December 31, 2007 is further explained in Note 14, “Income Taxes.”

Comparison of 2006 to 2005

Revenue

Revenue for 2006 increased from 2005 across all segments. Below is a summary of our revenue for 2006 as compared to 2005 (in millions):

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

Consulting and Applications Solutions

The $19 million, or 8.1% increase in revenue from the Consulting and Applications Solutions segment was due to a $7 million increase in intersegment revenues, primarily attributable to consulting, systems integration, and applications maintenance, and a $12 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.

UBS

Revenue from UBS, our largest customer through December 31, 2006, was $308 million for 2006, or 13.4% of our total revenue. This revenue was reported within the Industry Solutions and Consulting and Applications Solutions lines of business and is summarized in the following table (in millions):

	Year Ended December 31
	2006	2005	Change

UBS revenue in Industry Solutions	$265	$262	1.1%
UBS revenue in Consulting and Applications Solutions	43	37	16.2%

Total revenue from UBS	$308	$299	3.0%

As discussed above under “Effect of the End of Our Outsourcing Contract with UBS,” substantially all of the UBS revenue that is reported within the Industry Solutions line of business was earned under the outsourcing agreement with UBS that ended on January 1, 2007.

Domestic Revenue

Domestic revenue grew by 15.4% in 2006 to $1,894 million from $1,641 million in 2005. This increase was primarily the result of revenue growth within the Industry Solutions segment. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced a strong demand, and from the acquisitions within our Commercial Solutions group.

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

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for 2006, was 17.1% of revenue, as compared to the gross margin for 2005 of 21.2%. This year-to-year decrease in gross margin was primarily due to the following:

•	During the third quarter of 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Following the contract modification in September 2006, we impaired $44 million of the deferred costs and recorded this charge to direct cost of services in the consolidated income statements.

•	$19 million decrease in gross profit from an infrastructure services contract with a Commercial Solutions customer. This decrease was due to a loss of $31 million on this contract that we incurred in 2006 as compared to a loss of $12 million in 2005.

•	In the second quarter of 2005, we settled a dispute with a former customer. As a result, we received a $7 million payment and reduced our liabilities by $3 million, both of which were recorded as a reduction to direct cost of services. The dispute related to a contract we exited in 2003.

•	An increase in the amount of total associate incentive compensation, net of the amounts reimbursable by our customers, recorded in direct cost of services. In 2006, we recorded $29 million of net expense for associate incentive compensation, of which $10 million was recorded in the fourth quarter of 2006. In 2005, we recorded $26 million of net expense for associate incentive compensation, of which $4 million was recorded in the fourth quarter of 2005.

•	During 2006, we recorded $6 million of additional stock compensation expense in direct cost of services as compared to the prior year period as a result of our adoption of FAS 123R.

Partially offsetting these decreases was an increase in profitability related to a customer contract modified in September 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2006 increased 12.4% to $280 million from $249 million in 2005. As a percentage of revenue, SG&A for 2006 was 12.2% of revenue, which was slightly lower than SG&A for 2005 of 12.5% of revenue. The increase in SG&A expenses is primarily due to $12 million of acquisition-related SG&A, $8 million of additional stock compensation expense that was recorded as a result of our adoption of FAS 123R, and $5 million of expense related to cost reduction activities and an asset impairment.

Provision for Income Taxes

Our effective income tax rate for the year ended December 31, 2006, was 32.5% as compared to 38.3% for the year ended December 31, 2005. The tax rate for 2006 was lower than the tax rate for 2005 due to an increased impact from our foreign operations, including the impact of tax holidays, an increase in tax-exempt interest income, and a net reduction of deferred tax asset valuation allowances. In addition, the effective tax rate for 2005 included income tax expense due to the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 (the Act) and a net increase in deferred tax asset valuation allowances. The Act created a temporary incentive through December 31, 2005, for U.S. companies to repatriate income earned abroad by providing an 85% dividends received deduction on qualifying foreign dividends. The decrease in the effective tax rate from December 31, 2005, to December 31, 2006, is further explained in Note 14, “Income Taxes.”

Liquidity and Capital Resources

At December 31, 2007, we have cash and cash equivalents of $187 million and short-term investments of $23 million. We believe our existing cash and cash equivalents, short-term investments, expected cash flows from operating activities, and the $68 million currently available under the restated and amended revolving credit facility, which is discussed below, will provide us sufficient funds to meet our operating needs for the foreseeable future. During 2007, cash and cash equivalents decreased $63 million as compared to decreases of $10 million and $45 million for 2006 and 2005, respectively. During 2007, short-term investments decreased $110 million, primarily due to our acquisition of QSS.

Operating Activities

Net cash provided by operating activities was $118 million in 2007 as compared to $213 million in 2006 and $150 million in 2005. The primary reasons for the changes in cash provided by operating activities for these three years are as follows:

•	Net income was $115 million, $81 million, and $111 million in 2007, 2006, and 2005, respectively. Net income in 2006 includes non-cash asset impairments of $46 million. In addition, depreciation and amortization expense, which are also non-cash expenses, were $104 million, $79 million, and $59 million in 2007, 2006, and 2005, respectively. The increase in depreciation expense in 2007 as compared to 2006 and 2005 was due primarily to amortization of intangibles related to acquired businesses, amortization of deferred contract costs, and depreciation and amortization expense on property, equipment, and purchased software. The increased depreciation and amortization expense from property, equipment, and purchased software is associated primarily with acquisitions, data center migration, and our recent data center expansion. The increased amortization of deferred contract costs is primarily associated with transition services and new contract signings.

•	During 2007, 2006 and 2005, cash used due to changes in accounts receivable was $63 million, $49 million and $47 million, respectively. We typically collect our accounts receivable within 59-65 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.

•	During 2007, 2006, and 2005, cash provided by changes in accounts payable and accrued liabilities was $4 million, $33 million, and $3 million, respectively. This change is primarily due to the timing of vendor payments.

•	During 2007, there was a decrease in deferred revenue received from clients as compared to 2006, due primarily to increased deferred revenue received in 2006 from a client whose services agreement terminated in October 2007 (see “Termination of a Services Agreement”). Deferred revenue received in 2005 was comparable to deferred revenue received in 2007.

•	During 2007, we increased our spending on deferred contract costs as we entered into new contracts that require significant start-up costs in order to perform our contractual obligations.

•	During 2007, we paid $10 million related to cost reduction activities as compared to $2 million in 2006.

•	Incentive compensation paid to associates in 2007, 2006, and 2005 (including payments of annual bonuses relating to the prior year’s bonus plan) were $58 million, $72 million, and $70 million, respectively. Included in the bonus amounts that were paid in 2007, 2006, and 2005 were approximately $7 million, $24 million, and $24 million, respectively, of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.

•	During 2007, 2006, and 2005, we made net cash payments for income taxes of $52 million, $50 million, and $31 million, respectively.

Investing Activities

Net cash used in investing activities was $298 million for 2007 as compared to $255 million for 2006 and $168 million for 2005. These changes in cash used in investing activities were primarily attributable to the following:

•	During 2007, we purchased $75 million of property, equipment and purchased software as compared to $93 million during 2006 and $70 million during 2005. The increase in 2006 was primarily related to our business expansion needs for data center and office facilities.

•	During 2007, we paid $338 million for acquisitions of businesses, including $248 million, net of cash acquired for the acquisition of QSS, $86 million, net of cash acquired for the acquisition of JJ Wild Holdings, Inc. and JJ Wild, Inc., and $4 million of additional consideration for the acquisition of eServ LLC, a provider of product engineering outsourcing services.

•	During 2006, we paid $29 million for acquisitions of businesses, including $21 million for the acquisition of eServ, and $8 million as additional consideration related to the acquisition of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG).

•	During 2005, we paid $98 million for acquisitions, including $60 million (net of cash received) for the acquisition of TAG, $17 million as additional consideration related to the acquisition of Soza & Company, Ltd., $7 million, (net of cash acquired) for the acquisition of PrSM Corporation, $7 million as additional consideration related to the acquisition of ADI Technology Corporation, and $7 million related to the acquisition of one other company.

•	During 2007, we liquidated short-term investments of $110 million, net, as compared to net purchases of $133 million in 2006.

Financing Activities

Net cash provided by financing activities was $109 million for 2007, compared to net cash provided by financing activities of $27 million in 2006 and net cash used in financing activities of $22 million in 2005. During 2007, we borrowed $130 million against our credit facility in connection with our acquisitions of QSS and JJ Wild. During 2007, we purchased $47 million of treasury stock as compared to $18 million and $42 million during 2006 and 2005, respectively. In addition, during 2007, we received lower proceeds from the issuance of common stock as compared to 2006.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During 2007, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances of $8 million, as the U.S. dollar weakened against the Indian rupee, Euro, Swiss franc, and other currencies. During 2006, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances of $5 million, as the U.S. dollar weakened against the British Pound, Euro, Indian rupee, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At December 31, 2007, we had derivative financial instruments to purchase and sell various currencies in the amount of $171 million, which expire at various times before the end of 2010.

Contractual Obligations and Contingent Commitments

The following table sets forth our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows for the periods indicated (in millions):

		2009-	2011-
	2008	2010	2012	Thereafter	Total

Operating leases	$56	$62	$27	$29	$174
Capital leases	4	1	—	—	5
Long-term debt	2	5	207	—	214
Estimated interest expense on long-term debt	10	19	6	—	35

Total	$72	$87	$240	$29	$428

We discuss these contractual obligations in Note 9, “Debt,” and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements, which are included herein. Minimum lease payments related to facilities abandoned as part of our prior years’ realigned operating structures are included in the operating lease amounts above.

As discussed in Note 5, “Acquisitions,” to the Consolidated Financial Statements, we may be required to make an additional $4 million payment to the sellers of eServ in 2008, depending on eServ’s achievement of certain financial targets.

Reserves for Uncertain Tax Positions

As discussed in Note 14, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At December 31, 2007, we had gross reserves for uncertain tax positions totaling $17 million, all of which is expected to be paid after one year. We are unable to make a reasonably reliable estimate as to when a cash settlement with a taxing authority will occur.

Credit Facility

We currently have a credit facility with a syndicate of banks that allows us to borrow up to $275 million that expires in August 2011. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged a portion of the stock of several of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. In March 2005, we borrowed $77 million against the credit facility. Interest on this borrowing is at a variable rate based on 1 month LIBOR and was 5.32% at December 31, 2007.

In January 2007, we borrowed an additional $75 million in connection with our acquisition of QSS Group, Inc. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 5.48% at December 31, 2007. We entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.28%.

In August 2007, we borrowed an additional $55 million in connection with our acquisition of JJ Wild. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 5.58% at December 31, 2007. On August 31, 2007, we entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.33%.

We have $68 million currently available under the restated and amended revolving credit facility.

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

As a result of our adoption of EITF 00-21 in 2003, we recognized revenue of approximately $7 million, $5 million, and $3 million during the years ended December 31, 2007, 2006, and 2005, respectively, that was recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and was also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

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

For a construction service in a single-deliverable arrangement, if the total estimated costs to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would generally be recorded in the period in which the loss first becomes probable. For a construction service in a multiple-deliverable arrangement, if the total estimated costs to complete the construction service exceed the amount of revenue that is allocated to the separate construction service unit of accounting (based on the relative fair value allocation, limited to the amount that is not contingent), then the actual costs incurred to complete the construction service in excess of the allocated fair value would be deferred, up to the amount of the relative fair value, and amortized over the remaining term of the contract. A loss would generally be recorded on a construction service in a multiple-deliverable arrangement if the total costs to complete the service exceed the relative fair value of the service.

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

Goodwill and other intangibles

We allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, and any cost of the acquired companies not allocated to assets acquired or liabilities assumed is recorded as goodwill. Goodwill is not amortized, but instead is evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from twelve months to seven years.

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

The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $232 million at December 31, 2007, and $182 million at December 31, 2006. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of our undistributed earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The effect of the adoption of FIN 48 is detailed in Note 14 “Income Taxes.”

Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities and we are currently under audit by the Internal Revenue

Service and the Indian and United Kingdom taxing authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ substantially from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Financial instruments

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair values. Fair values are based primarily on current prices for those or similar instruments.

Derivative Financial Instruments

As part of our risk management strategy, we enter into derivative financial instruments to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy outlining the conditions under which we can enter into derivative financial instrument transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps, that hedge our exposure to floating rates on certain portions of our debt, and forward contracts and zero cost collars that hedge our exposure to fluctuations in foreign currency exchange rates.

In the third quarter of 2007, we began designating certain derivative financial instruments as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative financial instruments and for hedging activities. As such, the changes in the fair value of our derivative financial instruments are recorded in the consolidated balance sheet and are reclassified to the same consolidated income statement category as the hedged item in the period in which the hedged transactions occur.

Our policy requires us to document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for entering into economic hedges. We also assess, at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. In accordance with FAS 133, the derivative’s change in fair value will be deferred in other comprehensive income until the period in which the hedged transaction occurs. If the change in fair value creates any ineffectiveness, which represents the amount by which the changes in the fair value of the derivative does not offset the change in the cash flow of the forecasted transaction, the ineffective portion of the change in fair value is recorded in earnings.

We will discontinue hedge accounting prospectively when (1) we determine that the derivative financial instrument is no longer effective in offsetting changes in the fair value or cash flows of the underlying exposure being hedged; (2) the derivative financial instrument matures, or is sold, terminated or exercised; or (3) we determine that designating the derivative financial instrument as a hedge is no longer appropriate. When hedge accounting is discontinued, and the derivative financial instrument remains outstanding, the deferred gains or losses on the cash flow hedge will remain in other comprehensive income until the forecasted transaction occurs. Any further changes in the fair value of the derivative financial instrument will be recognized in current period earnings.

For derivative financial instruments that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, the changes in fair values are recognized in other income, net.

Short-term investments

Our short-term investments consist of Variable Rate Demand Notes (VRDN). Our VRDN investments are tax-exempt instruments of high credit quality. The primary objectives of VRDN investments are preservation of invested funds, liquidity sufficient to meet cash flow requirements, and yield. VRDN securities have variable interest rates that reset at regular intervals of one, seven, 28, or 35 days. Although VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments. We classify these short-term investments as available for sale in accordance with FAS 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The cost of our VRDNs approximates fair value.

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

No customer accounted for 10% or more of our total accounts receivable (including accounts receivable recorded in both accounts receivable, net, and long-term accrued revenue) at December 31, 2007 or at December 31, 2006.

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. For a further discussion of the impact of FAS 123R on the results of our financial statements, see Note 11, “Stock Options and Stock-Based Compensation.”

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

Significant accounting standards to be adopted

FASB Statement No 141R

In December 2007, the FASB issued FAS No. 141R “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact this statement will have on our results of operations and financial position.

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Delayed application is permitted for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) in financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact this statement will have on our results of operations and financial position.

FASB Statement No. 159

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. FAS 159 is effective for years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we enter into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. We generally manage these transactions by ensuring that costs to service these contracts are incurred in the same currency in which revenue is received. By matching revenue and costs to the same currency, we have been able to substantially mitigate foreign currency risk to earnings. We use derivative financial instruments to manage exposures arising from these transactions when necessary. We do not foresee changing our foreign currency exposure management strategy.

During 2007, 12.2%, or $318 million, of our revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 1.2%, or $32 million. In our opinion, a substantial portion of this fluctuation would be offset by expenses incurred in local currency.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2007, based on the criteria in Internal Control — Integrated Framework issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: February 27, 2008

Peter A. Altabef	John E. Harper
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perot Systems Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for stock-based compensation in 2006.

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

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
February 27, 2008

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 2007 and 2006

	2007	2006
	(Dollars in millions except par values and shares in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$187	$250
Short-term investments	23	133
Accounts receivable, net	477	338
Prepaid expenses and other	38	37
Deferred income taxes	32	25

Total current assets	757	783
Property, equipment and purchased software, net	235	220
Goodwill	713	463
Deferred contract costs, net	82	61
Other non-current assets	113	54

Total assets	$1,900	$1,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69	$52
Deferred revenue	55	42
Accrued compensation	54	65
Income taxes payable	18	37
Accrued and other current liabilities	134	105

Total current liabilities	330	301
Long-term debt	213	84
Non-current deferred revenue	70	82
Other non-current liabilities	44	9

Total liabilities	657	476

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock; par value $.01; authorized 5,000 shares; none issued	—	—
Class A Common Stock; par value $.01; authorized 300,000 shares; issued 123,958 and 120,316 shares, respectively	1	1
Class B Convertible Common Stock; par value $.01; authorized 24,000 shares; issued 0 and 2,275 shares, respectively	—	—
Additional paid-in capital	565	533
Retained earnings	698	575
Treasury stock	(49)	(21)
Accumulated other comprehensive income	28	17

Total stockholders’ equity	1,243	1,105

Total liabilities and stockholders’ equity	$1,900	$1,581

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
for the years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in millions, except per share data)

Revenue	$2,612	$2,298	$1,998
Direct cost of services	2,130	1,905	1,575

Gross profit	482	393	423
Selling, general and administrative expenses	298	280	249

Operating income	184	113	174
Interest income	8	10	8
Interest expense	(11)	(5)	(4)
Other income, net	1	2	2

Income before taxes	182	120	180
Provision for income taxes	67	39	69

Net income	$115	$81	$111

Earnings per share of common stock:
Basic, Class A	$0.94	$0.67	$0.94
Basic, Class B	$0.94	$0.67	$0.94
Diluted	$0.92	$0.66	$0.91
Diluted, Class B	$0.92	$0.66	$0.91
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	121,759	118,686	115,973
Basic, Class B	566	817	1,907
Diluted	124,650	122,118	121,867
Diluted, Class B	566	817	1,965

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2007, 2006, and 2005

	Shares of						Accumulated
	Common		Additional				Other	Total
	Stock	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive	Stockholders’
	Issued	Stock	Capital	Earnings	Stock	Compensation	Income	Equity
	(Dollars in millions and shares in thousands)

Balance at January 1, 2005	117,273	$1	$478	$383	$—	$(10)	$10	$862
Issuance of Class A shares under incentive plans (689 shares, including 27 shares from treasury)	662	—	7	—	—	—	—	7
Class A shares repurchased (1,710 shares)	—	—	—	—	(23)	—	—	(23)
Class B shares repurchased (1,458 shares)	—	—	—	—	(19)	—	—	(19)
Exercise of stock options for Class A shares (2,306 shares, including 483 from treasury)	1,823	—	7	—	7	—	—	14
Exercise of stock options for Class B shares	700	—	3	—	—	—	—	3
Tax benefit from stock options exercised and restricted stock units vested	—	—	3	—	—	—	—	3
Deferred compensation, net, and other	—	—	4	—	—	(1)	—	3
Net income	—	—	—	111	—	—	—	111

Balance at December 31, 2005	120,458	$1	$502	$494	$(35)	$(11)	$10	$961
Issuance of Class A shares under incentive plans (1,013 shares, including 373 shares from treasury)	640	—	3	—	5	—	—	8
Class A shares repurchased (1,288 shares)	—	—	—	—	(18)	—	—	(18)
Exercise of stock options for Class A shares (3,463 shares, including 2,028 from treasury)	1,435	—	2	—	27	—	—	29
Exercise of stock options for Class B shares	58	—	—	—	—	—	—	—
Reclassification of deferred compensation, net	—	—	(11)	—	—	11	—	—
Tax benefit from stock options exercised and restricted stock units vested	—	—	20	—	—	—	—	20
Stock-based compensation	—	—	17	—	—	—	—	17
Net income	—	—	—	81	—	—	—	81
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7

Balance at December 31, 2006	122,591	$1	$533	$575	$(21)	$—	$17	$1,105
Issuance of Class A shares under incentive plans	906	—	9	—	—	—	—	9
Class A shares repurchased (3,517 shares)	—	—	—	—	(47)	—	—	(47)
Class B shares retired (1,458 shares)	(1,458)	—	(19)	—	19	—	—	—
Exercise of stock options for Class A shares (1,929 shares, including 10 from treasury)	1,919	—	16	—	—	—	—	16
Tax benefit from stock options exercised and restricted stock units vested	—	—	5	—	—	—	—	5
Stock-based compensation	—	—	16	—	—	—	—	16
Adoption of FIN 48	—	—	5	8	—	—	—	13
Net income	—	—	—	115	—	—	—	115
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11

Balance at December 31, 2007	123,958	$1	$565	$698	$(49)	$—	$28	$1,243

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in millions)

Cash flows from operating activities:
Net income	$115	$81	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	79	59
Impairment of assets	2	46	4
Stock-based compensation	16	17	3
Change in deferred taxes	(1)	(17)	10
Excess tax benefits from stock-based compensation arrangements	(4)	(7)	—
Other non-cash items	(1)	4	—
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(63)	(49)	(47)
Prepaid expenses	—	(3)	(5)
Deferred contract costs	(41)	(30)	(45)
Accounts payable and accrued liabilities	4	33	3
Accrued compensation	(22)	2	(14)
Current and non-current deferred revenue	(5)	50	27
Income taxes	13	5	28
Other current and non-current assets	(1)	1	12
Other current and non-current liabilities	2	1	4

Total adjustments	3	132	39

Net cash provided by operating activities	118	213	150

Cash flows from investing activities:
Purchases of property, equipment and software	(75)	(93)	(70)
Proceeds from sale of property, equipment and software	5	—	—
Acquisitions of businesses, net of cash acquired of $6, $0, and $6, respectively	(338)	(29)	(98)
Purchases of short-term investments	(753)	(689)	—
Proceeds from sale of short-term investments	863	556	—

Net cash used in investing activities	(298)	(255)	(168)

Cash flows from financing activities:
Repayment of long-term debt	(2)	—	(79)
Proceeds from issuance of long-term debt	130	—	77
Proceeds from issuance of common and treasury stock	25	37	24
Excess tax benefits from stock-based compensation arrangements	4	7	—
Purchases of treasury stock	(47)	(18)	(42)
Other	(1)	1	(2)

Net cash provided by (used in) financing activities	109	27	(22)

Effect of exchange rate changes on cash and cash equivalents	8	5	(5)

Net (decrease) in cash and cash equivalents	(63)	(10)	(45)
Cash and cash equivalents at beginning of year	250	260	305

Cash and cash equivalents at end of year	$187	$250	$260

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, realizability of deferred contract costs, impairment testing of goodwill, long-lived assets, and intangible assets, accrued liabilities, income taxes, and loss contingencies associated with litigation and disputes.

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

Revenue recognition

We provide services to our customers under contracts that contain various pricing mechanisms and other terms. The fees under these arrangements are generally based on the level of effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed price for contracted services, or on a contracted per-unit price for each unit of service delivered. These services generally fall into one of the following categories:

•	Infrastructure services — include data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, risk management, and virtualization (the management of leveraged computing environments). We typically hire a significant portion of the customer’s staff that supported these functions prior to the transition of services. We then apply our expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost. The term of our outsourcing contracts generally ranges between five and ten years.

•	Applications services — include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of our adoption of EITF 00-21 in 2003, we recognized revenue of approximately $7 million, $5 million, and $3 million during the years ended December 31, 2007, 2006, and 2005, respectively, that were recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and were also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For a construction service in a single-deliverable arrangement, if the total estimated costs to complete the construction service exceed the total amount that can be billed under the terms of the arrangement, then a loss would generally be recorded in the period in which the loss first becomes probable. For a construction service in a multiple-deliverable arrangement, if the total estimated costs to complete the construction service exceed the amount of revenue that is allocated to the separate construction service unit of accounting (based on the relative fair value allocation, limited to the amount that is not contingent), then the actual costs incurred to complete the construction service in excess of the allocated fair value would be deferred, up to the amount of the relative fair value, and amortized over the remaining term of the contract. A loss would generally be recorded on a construction service in a multiple-deliverable arrangement if the total costs to complete the service exceed the relative fair value of the service.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development costs

Research and development costs are included in SG&A, are charged to expense as incurred, and were $2 million, $3 million, and $2 million in the years ended December 31, 2007, 2006, and 2005, respectively.

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

We also capitalize internal software development costs for software we use internally in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occur in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs on a product-by-product basis using a straight-line basis over the estimated useful life of three to five years.

Goodwill and other intangibles

We allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, and any cost of the acquired companies not allocated to assets acquired or liabilities assumed is recorded as goodwill. Goodwill is not amortized, but instead is evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from twelve months to seven years.

The determination of the fair value of goodwill and other intangibles requires us to make estimates and assumptions about future business trends and growth at the date of acquisition. If an event occurs that would cause

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $232 million at December 31, 2007, and $182 million at December 31, 2006. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of our undistributed earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits as a component of income tax expense. The effect of the adoption of FIN 48 is detailed in Note 14 “Income Taxes.”

Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities and we are currently under audit by the Internal Revenue Service and the Indian and United Kingdom taxing authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ substantially from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Financial instruments

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair values. Fair values are based primarily on current prices for those or similar instruments.

Derivative Financial Instruments

As part of our risk management strategy, we enter into derivative financial instruments to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy outlining the conditions under which we can enter into derivative financial instrument transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps, that hedge our exposure to floating rates on certain portions of our debt, and forward contracts and zero cost collars that hedge our exposure to fluctuations in foreign currency exchange rates.

In the third quarter of 2007, we began designating certain derivative financial instruments as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative financial instruments and for hedging activities. As such, the changes in the fair value of our derivative financial instruments are recorded in the consolidated balance sheet and are reclassified to the same consolidated income statement category as the hedged item in the period in which the hedged transactions occur.

Our policy requires us to document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for entering into economic hedges. We also assess, at the inception of the hedge and on an ongoing basis, whether the derivative financial instruments that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivative financial instruments may be expected to remain highly effective in future periods. In accordance with FAS 133, the derivative financial instrument’s change in fair value will be deferred in other comprehensive income until the period in which the hedged transaction occurs. If the change in fair value creates any ineffectiveness, which represents the amount by which the changes in the fair value of the derivative financial instruments does not offset the change in the cash flow of the forecasted transaction, the ineffective portion of the change in fair value is recorded in earnings.

We will discontinue hedge accounting prospectively when (1) we determine that the derivative financial instrument is no longer effective in offsetting changes in the fair value or cash flows of the underlying exposure

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being hedged; (2) the derivative financial instrument matures, or is sold, terminated or exercised; or (3) we determine that designating the derivative financial instrument as a hedge is no longer appropriate. When hedge accounting is discontinued, and the derivative financial instrument remains outstanding, the deferred gains or losses on the cash flow hedge will remain in other comprehensive income until the forecasted transaction occurs. Any further changes in the fair value of the derivative financial instrument will be recognized in current period earnings.

For derivative financial instruments that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, the changes in fair values are recognized in other income, net.

Short-term investments

Our short-term investments consist of Variable Rate Demand Notes (VRDN). Our VRDN investments are tax-exempt instruments of high credit quality. The primary objectives of VRDN investments are preservation of invested funds, liquidity sufficient to meet cash flow requirements, and yield. VRDN securities have variable interest rates that reset at regular intervals of one, seven, 28, or 35 days. Although VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments. We classify these short-term investments as available for sale in accordance with FAS 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The cost of our VRDNs approximates fair value.

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

No customer accounted for 10% or more of our total accounts receivable (including accounts receivable recorded in both accounts receivable, net, and long-term accrued revenue) at December 31, 2007 or at December 31, 2006.

Foreign operations

The consolidated balance sheets include foreign assets and liabilities of $215 million and $67 million, respectively, as of December 31, 2007, and $204 million and $90 million, respectively, as of December 31, 2006.

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

Stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. Prior to the adoption of FAS 123R and as permitted by FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” we elected to follow APB 25 and related interpretations in accounting for our employee stock options and implemented the disclosure-only

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of FAS 123 and FAS 148. Under APB 25, stock compensation expense was recorded when the exercise price of employee stock options was less than the fair value of the underlying stock on the date of grant. For a further discussion of the impact of FAS 123R on the results of our financial statements, see Note 11, “Stock Options and Stock-Based Compensation.”

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

Significant accounting standards to be adopted

FASB Statement No 141R

In December 2007, the FASB issued FAS No. 141R “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact this statement will have on our results of operations and financial position.

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Delayed application is permitted for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) in financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact this statement will have on our results of operations and financial position.

FASB Statement No. 159

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. FAS 159 is effective for years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our results of operations and financial position.

2.	Derivative Financial Instruments

We have elected hedge accounting under FAS 133 for certain foreign currency derivative financial instruments and designated them as cash flow hedges. We hedge the variability of a portion of our anticipated foreign currency

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows using forward contracts and zero cost collars. These derivative financial instruments are designated as cash flow hedges of forecasted revenues related to our operations in India. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the consolidated income statements. As of December 31, 2007, the notional amount of foreign currency derivative financial instruments outstanding totaled $171 million, of which $133 million relates to derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next twenty-five months. At December 31, 2007, the estimated net amount of existing gains that is expected to be reclassified into earnings within the next twelve months is $2 million. As of December 31, 2007, the unrealized gain on our foreign currency hedges, reflected in accumulated other comprehensive income, was approximately $4 million ($3 million, net of tax).

On August 31, 2007, we entered into two interest rate swaps, for which we elected hedge accounting under FAS 133 and designated them as cash flow hedges. The first interest rate swap effectively converted $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.28%. The second interest rate swap effectively converted an additional $55 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.33%. As of December 31, 2007, the unrealized loss on our interest rate swaps, reflected in accumulated other comprehensive income, was approximately $2 million ($2 million, net of tax).

3.	Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31:

	2007	2006
	(in millions)

Amounts billed	$310	$214
Amounts to be invoiced	161	106
Recoverable costs and profits	7	13
Other	12	13
Allowance for doubtful accounts	(13)	(8)

	$477	$338

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Equipment and Purchased Software

Property, equipment and purchased software, net, consisted of the following as of December 31:

	2007	2006
	(in millions)

Land and buildings	$179	$157
Computer equipment	117	97
Furniture and equipment	81	72
Leasehold improvements	24	21

	401	347
Less accumulated depreciation and amortization	(191)	(153)

	210	194

Purchased software	85	74
Less accumulated amortization	(60)	(48)

	25	26

Total property, equipment and purchased software, net	$235	$220

As of December 31, 2007, we had $7 million of computer equipment under capital lease with $2 million of accumulated amortization. Depreciation and amortization expense for property, equipment and purchased software was $67 million, $55 million, and $41 million for the years ended December 31, 2007, 2006, and 2005, respectively.

5.	Acquisitions

JJ Wild, Inc.

On August 31, 2007, we acquired all of the outstanding shares of JJ Wild Holdings, Inc., and its subsidiary, JJ Wild, Inc. (collectively, JJ Wild), an information technology services company providing services to the hospital market and also the preferred provider of integrated healthcare delivery solutions for organizations using the MEDITECH Healthcare Information System. The acquisition of JJ Wild adds to the capabilities of Perot Systems MEDITECH Solution Center and enables the company to expand and enhance its MEDITECH service offerings. The initial purchase price for JJ Wild was $86 million (net of $5 million of cash acquired), $9 million of which is being held in an escrow account for up to 18 months for potential purchase price adjustments. The purchase price was partially funded by $55 million borrowed under our existing credit facility. The results of operations of JJ Wild and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The allocation of the JJ Wild purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to the pending completion of the intangible assets appraisal and a potential contractual purchase price adjustments relating to working capital targets. The estimated purchase price in excess of the net assets acquired equaled $79 million and was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment and is not deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the adjusted fair values of the JJ Wild assets acquired and the liabilities assumed at the date of acquisition, which was August 31, 2007 (in millions):

Current assets	$23
Property, equipment and purchased software, net	1
Goodwill	79
Identifiable intangible assets	11

114

Current liabilities	(23)

Total consideration paid as of December 31, 2007	$91

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes an estimate of interest expense on the amount borrowed against our credit facility and an estimate for amortization expense for identifiable intangible assets that were acquired:

	2007	2006
	(in millions)

Revenue	$2,670	$2,375
Income before taxes	179	108
Net income	113	73
Basic earnings per common share, Class A	0.92	0.61
Basic earnings per common share, Class B	0.92	0.61
Diluted earnings per common share	0.91	0.60
Diluted earnings per common share, Class B	0.91	0.60

In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007 or 2006, nor are they indicative of future operations of the combined companies under our ownership and management.

QSS Group, Inc.

On January 30, 2007, we acquired all of the outstanding shares of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. As a result of the acquisition, we have gained several significant government-wide contracts and expanded both the scope of services and the areas we serve within the Department of Homeland Security and the Department of Defense. The initial purchase price for QSS was $248 million (net of $1 million of cash acquired), $30 million of which is being held in an escrow account for up to approximately eighteen months for potential purchase price adjustments. The purchase price was partially funded by $75 million borrowed under our existing credit facility. The results of operations of QSS and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The allocation of the QSS purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to a potential contractual purchase price adjustment relating to working capital targets. The estimated purchase price in excess of the net assets acquired equaled $172 million and was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment and is deductible for tax purposes.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the adjusted fair values of the QSS assets acquired and the liabilities assumed at the date of acquisition, which was January 30, 2007 (in millions):

Current assets	$61
Property, equipment and purchased software, net	1
Goodwill	172
Identifiable intangible assets	50

284

Current liabilities and non-current liabilities	(35)

Total consideration paid as of December 31, 2007	$249

The following table reflects pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes an estimate of interest expense on the amount borrowed against our credit facility and an estimate for amortization expense for identifiable intangible assets that were acquired:

	2007	2006
	(in millions)

Revenue	$2,637	$2,564
Income before taxes	182	123
Net income	115	82
Basic earnings per common share, Class A	0.94	0.69
Basic earnings per common share, Class B	0.94	0.69
Diluted earnings per common share	0.92	0.68
Diluted earnings per common share, Class B	0.92	0.68

In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2007 or 2006, nor are they indicative of future operations of the combined companies under our ownership and management.

eServ LLC

On February 28, 2006, we acquired substantially all of the assets of eServ LLC (eServ), a provider of product engineering outsourcing services. As a result of the acquisition, we broadened our suite of BPO services for the automotive, manufacturing and industrial services markets. The initial purchase price for eServ was $21 million, of which $3 million is being held in escrow for potential purchase price adjustments. The purchase agreement contains provisions that included an additional payment of up to $4 million in cash in 2008, which is contingent on eServ achieving certain financial targets for 2007. During 2007, we determined that eServ met their financial target for 2006, and we paid $4 million of additional cash consideration. The results of operations of eServ and the estimated fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The estimated purchase price in excess of the net assets acquired equaled $16 million and was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment, and is deductible for tax purposes. Any additional future payments will be recorded as additional goodwill in the Industry Solutions segment.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the adjusted fair values of the eServ assets acquired and liabilities assumed at the date of acquisition, which was February 28, 2006 (in millions):

Current assets	$4
Property, equipment and purchased software, net	2
Goodwill	16
Identifiable intangible assets	5
Other non-current assets	1

28
Current liabilities	(3)

Total consideration paid as of December 31, 2007	$25

This business is not considered to be material to our consolidated results of operations, financial position, and cash flows.

Other acquisition activity

Technical Management, Inc.

In August 2005, we acquired all of the outstanding shares of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc. (TAG), a provider of policy administration and business process services to the life insurance and annuity industry. During 2006, we determined that TAG met contractual financial targets for 2005 and we paid $8 million of additional consideration in cash which was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment, and is not deductible for tax purposes.

PrSM Corporation

In July 2005, we acquired all of the outstanding shares of PrSM Corporation (PrSM) for $7 million in cash. PrSM is a safety, environmental and engineering services company that provides services to various government agencies, including the U.S. Department of Energy, the U.S. Department of Defense and NASA. The allocation of the PrSM purchase consideration to the assets and liabilities acquired resulted in goodwill of $7 million, which was assigned to the Government Services segment and is not deductible for tax purposes.

Perot Systems TSI B.V.

In March 1996, we entered into a joint venture with HCL Technologies whereby we each owned 50% of HCL Perot Systems B.V. (HPS), an information technology services company based in India. In December 2003, we acquired HCL Technologies’ shares in HPS, and changed the name of HPS to Perot Systems TSI B.V.

For each of the years ended December 31, 2007, 2006, and 2005, we revised our pre-acquisition income tax liabilities, which resulted in a decrease in goodwill of $5 million, $1 million, and $1 million, respectively. These adjustments to goodwill were assigned to the Consulting and Applications Solutions segment, and are not deductible for tax purposes.

Soza & Company, Ltd.

In February 2003, we acquired all of the outstanding shares of Soza & Company, Ltd. (Soza), a professional services company that provides information technology, management consulting, financial services and environmental services primarily to public sector customers. During 2005, we determined that Soza met contractual financial targets for 2004 and we paid additional consideration of $17 million in cash, which was recorded as

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill on the consolidated balance sheets, was assigned to the Government Services segment, and is not deductible for tax purposes.

ADI Technology Corporation

In July 2002, we acquired all of the outstanding shares of ADI Technology Corporation (ADI), a professional services company that provides technical, information, and management disciplines to the Department of Defense and other governmental agencies. During 2005, we determined that ADI met the financial target for 2004, and we paid $7 million of additional consideration in cash, which was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment, and is not deductible for tax purposes.

Other acquisitions

Additionally, during the year ended December 31, 2005, we paid additional consideration for other acquired businesses that met financial targets that individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

As of December 31, 2007, we have made all payments related to our acquisitions, except for a potential $4 million payment to the sellers of eServ, as described above.

6.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by reportable segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
	(in millions)

Balance as of January 1, 2006	$250	$128	$66	$444
Goodwill resulting from eServ acquisition	12	—	—	12
Additional goodwill resulting from TAG acquisition	8	—	—	8
Reclassification of goodwill due to change in reporting units	(15)	—	15	—
Other	—	—	(1)	(1)

Balance as of December 31, 2006	255	128	80	463

Goodwill resulting from the QSS acquisition	—	172	—	172
Goodwill resulting from the JJWild acquisition	79	—	—	79
Other	4	—	(5)	(1)

Balance as of December 31, 2007	$338	$300	$75	$713

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Contract Costs, Net, and Other Non-Current Assets

Deferred contract costs, net

The balance of deferred contract costs, net, at December 31, 2007 and 2006, relate primarily to deferred contract setup costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract setup costs was $16 million, $11 million, and $5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

During the third quarter of 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Following the contract modification in September 2006, we impaired $44 million of the deferred contract costs.

Other non-current assets

Other non-current assets consist of the following as of December 31:

	2007	2006
	(in millions)

Non-current prepaid assets	$9	$9
Sales incentives, net	6	8
Identifiable intangible assets, net	62	19
Non-current deferred tax assets	10	7
Non-current tax receivable	13	—
Other non-current assets	13	11

	$113	$54

Sales incentives

In certain arrangements we may pay consideration to the customer at the beginning of a contract as a sales incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract. Amortization for sales incentives was $2 million, $3 million, and $3 million for each of the years ended December 31, 2007, 2006, and 2005.

Identifiable intangible assets

Identifiable intangible assets are recorded in other non-current assets in the consolidated balance sheets and are composed of:

	As of December 31, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Value	Amortization	Value	Value	Amortization	Value
	(in millions)

Service mark	$4	$(2)	$2	$5	$(4)	$1
Customer-based assets	87	(28)	59	38	(22)	16
Other intangible assets	3	(2)	1	7	(5)	2

Total	$94	$(32)	$62	$50	$(31)	$19

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for identifiable intangible assets was $18 million, $8 million and $6 million, for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization expense is estimated at $18 million, $16 million, $14 million, $11 million and $2 million for the years ended December 31, 2008 through 2012, respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to seven years. The weighted average useful life is approximately five years.

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of December 31:

	2007	2006
	(in millions)

Accrued operating expenses	$81	$72
Accrued subcontractor costs	30	20
Taxes other than income	4	5
Other	19	8

	$134	$105

Accrued operating expenses include liabilities recorded for both corporate and contract-related needs, including accrued liabilities for employee benefit plan costs and other general expenditures. Also included in accrued operating expenses at December 31, 2007, is $8 million of accrued severance from our $18 million cost reduction activity. We expect this liability to be substantially settled by June 30, 2008.

9.	Debt

Credit facility

We currently have a credit facility with a syndicate of banks that allows us to borrow up to $275 million that expires in August 2011. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged a portion of the stock of several of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. In March 2005, we borrowed $77 million against the credit facility. Interest on this borrowing is at a variable rate based on 1 month LIBOR and was 5.32% at December 31, 2007.

In January 2007, we borrowed an additional $75 million in connection with our acquisition of QSS. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 5.48% at December 31, 2007. We entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.28%.

In August 2007, we borrowed an additional $55 million in connection with our acquisition of JJ Wild. Interest on this borrowing is at a variable rate based on 3 month LIBOR and was 5.58% at December 31, 2007. On August 31, 2007, we entered into an interest rate swap agreement to effectively convert this borrowing into a fixed-rate instrument with an interest rate of 5.33%

We have $68 million currently available under the restated and amended revolving credit facility.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Common and Preferred Stock

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

During 1997, we concluded a renegotiation of the terms of our strategic alliance with UBS. Under these terms and conditions, we sold to UBS 100,000 shares of our Class B stock at a purchase price of $3.65 per share. These shares vested ratably over the ten year term of the agreement and were fully vested as of January 1, 2007.

Under the terms and conditions of the same 1997 agreement, we sold UBS options to purchase 7,234,000 shares of our Class B Common Stock at a non-refundable cash purchase price of $1.125 per option. UBS had exercised all of these options in accordance with this plan by January 2006, resulting in a total of 7,334,000 Class B shares issued. As of December 31, 2006, 5,059,000 shares had been converted to Class A shares, 817,000 shares were outstanding, and 1,458,000 shares had been repurchased from UBS for $19 million and were held as treasury shares. As of December 31, 2007, the 817,000 outstanding shares had been converted to Class A shares and the 1,458,000 treasury shares were retired, resulting in no issued or outstanding Class B shares.

Treasury stock

Treasury stock transactions are accounted for under the cost method. Activity for Class A and Class B Treasury Stock was as follows (shares in thousands and costs in millions):

	Class A Common Stock		Class B Common Stock
	Shares	Cost	Shares	Cost

Balance at January 1, 2006	1,200	$16	1,458	$19
Purchased	1,288	18	—	—
Issued for employee incentive plans	(2,401)	(32)	—	—

Balance at December 31, 2006	87	2	1,458	19
Purchased	3,517	47	—	—
Issued for employee incentive plans	(10)	—	—	—
Retired	—	—	(1,458)	(19)

Balance at December 31, 2007	3,594	$49	—	$—

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Participating Preferred Stock, par value $.01 per share (the Series B Preferred Stock and, together with the Series A Preferred Stock, the Preferred Stock).

Stockholder rights plan

As mentioned above, we have entered into a Stockholder Rights Plan, pursuant to which one Class A Right entitles the registered holder to purchase a unit consisting of one one-thousandth of a share of Series A Preferred Stock from us, at a purchase price of $55.00 per share, subject to adjustment. These Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us in certain circumstances. Accordingly, the existence of these Rights may deter certain acquirers from making takeover proposals or tender offers.

Employee stock purchase plan

Eligible associates participate in an employee stock purchase plan (the ESPP), which provides for the issuance of a maximum of 20,000,000 shares of Class A Common Stock and is divided into separate U.S. and Non-U.S plans in order to ensure that United States employees continue to receive tax benefits under Section 421 and 423 of the United States Internal Revenue Code. Eligible employee may have up to 10% of their earnings withheld to be used to purchase shares of our common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

11.	Stock Options and Stock-Based Compensation

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, stock option compensation expense and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in diluted earnings per common share, were as follows:

	2007	2006
	(in millions)	(in millions)

Direct cost of services	$3	$6
Selling, general and administrative expenses	9	8

Total stock compensation expense from stock options and ESPP	12	14
Stock compensation expense from stock options and ESPP, net of tax	8	10
Basic earnings per common share, Class A	$0.06	$0.08
Basic earnings per common share, Class B	$0.06	$0.08
Diluted earnings per common share	$0.06	$0.08
Diluted earnings per common share, Class B	$0.06	$0.08

Stock compensation expense related to restricted stock units was $4 million ($2 million net of tax), $3 million ($2 million net of tax), and $3 million ($2 million net of tax) for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, there was $41 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table illustrates the effect on net income and earnings per common share as if we had elected to adopt the expense recognition provisions of FAS 123 for the years ended December 31, 2005:

2005
(in millions)

Net income
As reported	$111
Add: stock-based compensation expense included in reported net income, net of related tax effects	2
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(27)

Pro forma	$86
Earnings per share of common stock
As Reported:
Basic earnings per common share, Class A	$0.94
Basic earnings per common share, Class B	$0.94
Diluted earnings per common share	$0.91
Diluted earnings per common share, Class B	$0.91
Pro forma:
Basic earnings per common share, Class A	$0.73
Basic earnings per common share, Class B	$0.73
Diluted earnings per common share	$0.72
Diluted earnings per common share, Class B	$0.72

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We utilize the Black-Scholes option pricing model to calculate our actual and pro forma stock-based employee compensation expense and the assumptions used for each period are as follows:

	2007	2006	2005

Weighted average risk free interest rates	4.9%	4.7%	4.4%
Weighted average life (in years)	5.0	5.0	4.6
Volatility	23%	31%	43%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted at fair market value	$4.68	$5.32	$6.05
Weighted average grant-date fair value per share of options granted above fair market value	$—	$—	$3.14

Prior to January 1, 2006, with the exception of grants with cliff vesting and acceleration features, the expected life of each grant was generally estimated to be a period equal to one half of the vesting period, plus one year. The expected life for cliff vesting grants was generally equal to the vesting period, and the expected life for grants with acceleration features was estimated to be equal to the midpoint of the vesting period. For those stock options granted subsequent to December 31, 2005, we estimated the expected life of each grant as the weighted average expected life of each tranche of the granted option, which was determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. For the years subsequent to December 31, 2005, expected volatility of our stock price was based on implied volatilities from traded options on our common stock and on historical volatility over the expected term of the granted option. For the year ended December 31, 2005, expected volatility of our stock price was based on only historical volatility over the expected term of the granted option. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in our stock-based compensation plans

Activity in stock options for Class A Common Stock was as follows (options in thousands):

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	18,169	14.42	25,342	14.81	29,904	14.68
Granted	1,636	15.38	1,543	14.89	3,755	19.26
Exercised	(1,929)	8.39	(3,451)	8.54	(2,306)	6.08
Forfeited	(1,636)	16.91	(5,265)	20.33	(6,011)	20.27

Outstanding at December 31	16,240	15.00	18,169	14.42	25,342	14.81
Exercisable at December 31	10,240	15.37	10,731	14.97	15,702	16.14

For outstanding and exercisable options at December 31, 2007, the weighted average remaining contractual term (in years) is 4.03 and 3.54 respectively. For outstanding and exercisable options at December 31, 2007, the aggregate intrinsic value is $17 million and $14 million, respectively.

The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2007 (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Options	Price	Life	Options	Price

$ 1.88 - $ 5.00	262	$3.10	.94	241	$3.08
$ 5.01 - $10.00	1,947	9.69	4.29	1,943	9.69
$10.01 - $15.00	7,595	13.00	3.80	3,831	12.62
$15.01 - $20.00	3,374	15.80	5.19	1,328	16.30
$20.01 - $25.00	3,062	23.46	3.42	2,897	23.42

Total	16,240	15.00	4.03	10,240	15.37

We have 50,246,606 shares reserved for issuance under our equity compensation plans.

The following table summarizes information about the aggregate intrinsic value and income tax benefits from the exercise of our Class A stock options and the vesting of restricted stock units during the years ended December 31, 2007, 2006, and 2005, as well as the amount of cash received from our stock-based compensation arrangements for the same periods:

	2007	2006	2005
	(in millions)

Aggregate intrinsic value of Class A stock options exercised and restricted stock units vested	$20	$25	$20
Income tax benefits from the exercise of Class A stock options and restricted stock units vested	7	9	5
Cash received from our stock-based compensation arrangements	25	37	21

Of the total income tax benefit of $7 million, $9 million, and $5 million for the years ended December 31, 2007, 2006, and 2005, respectively, $4 million and $7 million, for 2007 and 2006, was reflected as excess tax benefits from stock-based compensation arrangements in net cash provided by financing activities in our

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of cash flow for the same period. There was no excess tax benefit for the year ended December 31, 2005. In addition, upon adoption of FAS 123R, we reclassified the deferred compensation balance at December 31, 2005, of $11 million, which related primarily to the unearned compensation expense on restricted stock units, to additional paid-in capital.

The number of outstanding nonvested restricted stock units was 1,010,000, 957,000, and 807,000 for the years ended December 31, 2007, 2006, and 2005, respectively, with a weighted-average grant-date fair value per share of $14.90, $14.60, and $14.42, respectively. The number of restricted stock units that vested or forfeited during the years ended December 31, 2007 and 2006 was insignificant.

12.	Comprehensive Income

Total comprehensive income, net of tax, was as follows:

	2007	2006	2005
	(in millions)

Net income	$115	$81	$111
Foreign currency translation adjustments	10	7	—
Net unrealized gain on foreign exchange forward contracts and interest rate swaps	1	—	—

Total comprehensive income	$126	$88	$111

The related net change associated with hedging transactions for our derivative financial instruments designated as hedges under FAS 133 for the year ended December 31, 2007, was as follows:

(in millions)

Accumulated gain at December 31, 2006	$—
Net unrealized gain on hedging transactions	1
Reclassifications into earnings	—

Total accumulated gain at December 31, 2007	$1

13.	Customer Contract Terminations

In the fourth quarter of 2007, we received notice from a client that it would end the current services agreements. As a result, we realized contract termination-related revenue and gross profit of approximately $59 million and $46 million, respectively, consisting of a contractually-obligated termination fee of $26 million and recognition of revenue and costs that were previously deferred of $33 million and $13 million, respectively.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

Income before taxes for the years ended December 31 was as follows:

	2007	2006	2005
	(in millions)

Domestic	$141	$77	$137
Foreign	41	43	43

	$182	$120	$180

The provision for income taxes charged to operations was as follows:

	2007	2006	2005
	(in millions)

Current:
U.S. federal	$53	$44	$42
State and local	8	4	5
Foreign	7	7	11

Total current	68	55	58

Deferred:
U.S. federal	1	(15)	10
State and local	—	—	1
Foreign	(2)	(1)	—

Total deferred	(1)	(16)	11

Total provision for income taxes	$67	$39	$69

The tax benefits recorded directly to additional paid-in-capital from stock options exercised and restricted stock units vested were $5 million, $20 million, and $3 million in 2007, 2006, and 2005, respectively.

We have foreign net operating loss carryforwards of $47 million to offset future foreign taxable income that do not expire. We have U.S. federal net operating loss carryforwards of $11 million that may be used to offset future taxable income and will begin to expire in 2018. We have state net operating losses that expire over the next 20 years. We also have state income tax credits of $4 million that may be used to offset future Nebraska income tax liability and will begin to expire in 2016.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following at December 31:

	2007	2006
	(in millions)

Accrued liabilities	$63	$45
Accrued revenue	4	22
Loss carryforwards	17	15
Property and equipment	10	9
Stock-based compensation	7	4
Tax credits	4	4
Bad debt reserve	4	2
Other	6	3

Gross deferred tax assets	115	104

Deferred costs	(35)	(25)
Intangible assets	(28)	(20)
Investments in subsidiaries	(11)	(11)
Other	(1)	(1)

Gross deferred tax liabilities	(75)	(57)

Valuation allowance	(14)	(15)

Net deferred tax assets	$26	$32

Based upon our estimates of future taxable income and a review of available tax planning strategies, we believe it is more likely than not that $26 million of net deferred tax assets will be realized, resulting in a valuation allowance at December 31, 2007, of $14 million relating primarily to certain foreign jurisdictions. The valuation allowance decreased by $1 million during 2007, including $2 million recorded as a component of income tax expense, offset by an increase of $1 million due to foreign currency translation adjustments on our foreign valuation allowances.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

	2007	2006	2005
	(in millions)

Statutory U.S. tax rate	$64	$42	$63
State and local taxes, net of federal benefit	6	2	4
Nondeductible items	2	2	1
U.S. rates in excess of foreign rates and other	(3)	(5)	(4)

	69	41	64
Valuation allowance	(2)	(2)	2
Tax on repatriation of foreign earnings pursuant to the Act	—	—	3

Total provision for income taxes	$67	$39	$69

Income tax expense for 2005 included $3 million of income tax expense on $42 million of foreign earnings repatriated pursuant to the Act. We do not provide for U.S. income tax on the undistributed earnings of our non-U.S. subsidiaries. Except for the aforementioned amounts repatriated pursuant to the Act, we intend to either permanently invest our non-U.S. earnings or remit such earnings in a tax-free manner. The cumulative amount of

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undistributed earnings (as calculated for income tax purposes) of our non-U.S. subsidiaries was approximately $232 million at December 31, 2007, and $182 million at December 31, 2006. Such earnings include pre-acquisition earnings of non-U.S. entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of our undistributed earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

While we are subject to examination by the tax authorities in each of the jurisdictions where we operate, our principal tax jurisdictions are the United States, India, and the United Kingdom. The Internal Revenue Service has completed its examination of our U.S. Federal income tax returns for the tax years ended December 31, 2003, and December 31, 2004, and we are currently appealing various issues. While the resolution of any issues under audit may result in income tax liabilities that are significantly different than the recorded liabilities, management believes the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operation. In addition, the IRS has informed us of their intent to audit the Company for the tax years ended December 31, 2005 and 2006. We have previously received a closing agreement from the IRS, which effectively closed all tax years prior to 2003 from further examination. We are also under examination in India for the fiscal years ended March 31, 2002 through March 31, 2006, and are under examination in the United Kingdom for calendar year 2005.

Certain of our subsidiaries in India, Singapore, Malaysia, and the Philippines have qualified for tax holidays and incentives. The 2007 tax benefit relating to these tax holidays and incentives was approximately $7 million (approximately $0.05 per diluted share). Our India tax holidays were granted to Software Technology Parks and were scheduled to expire beginning March 2006 through March 2009. Our Singapore tax incentives were granted to encourage business development and expansion over a five-year period, which expires in September 2008. Our Malaysian subsidiary was granted Pioneer status, which qualified the company for a five-year tax holiday that expired in July 2007. Our Philippine subsidiary has been designated as an Ecozone IT Enterprise by the Philippine Economic Zone Authority, granting the company a four-year tax holiday expiring in August 2010.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $18 million decrease in the reserves for uncertain tax positions, which was recognized as an $8 million increase to retained earnings, a $5 million decrease to goodwill to adjust unrecognized benefits recorded in the cost of acquired companies and a $5 million increase to additional paid in capital to adjust uncertain positions recorded as a component of shareholders’ equity. Following our adoption of FIN 48, the gross balance of reserves for uncertain tax positions was $15 million at January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$15
Additions based on tax positions related to the current year	1
Additions based on tax positions related to prior years	1
Settlements	0

Balance at December 31, 2007	$17

The gross balance of reserves for uncertain tax positions of $17 million excluded $4 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefits of $13 million includes $11 million that, if recognized, would benefit our effective income tax rate and $2 million that, if recognized, would reduce goodwill.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties related to unrecognized tax benefits were approximately $2 million as of both January 1, 2007 and December 31, 2007. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

15.	Segment and Certain Geographic Data

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

Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, the Department of Education, NASA, various federal intelligence agencies, and other governmental agencies. In the first quarter of 2006, we combined the Consulting Solutions group, which was previously included in our Commercial Solutions group in the Industry Solutions line of business, with the Applications Solutions line of business. This combined line of business, Consulting and Applications Solutions, provides global consulting and integration services, applications development and management services, and applications outsourcing services to our global client base. These services are delivered on-site and offshore, providing innovative industry-focused solutions. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct cost of services of approximately $92 million, $51 million, and $44 million for the years ended December 31, 2007, 2006, and 2005, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment. The assets reported in “Other” consist primarily of cash and cash equivalents, short-term investments, and our corporate headquarters facility.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2007, 2006, and 2005.

			Consulting and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
	(in millions)

2007:
Revenue	$1,840	$554	$310	$(92)	$2,612
Depreciation and amortization	73	15	6	10	104
Income before taxes	135	26	42	(21)	182
Total assets	877	518	212	293	1,900
2006:
Revenue	$1,803	$291	$255	$(51)	$2,298
Depreciation and amortization	58	5	7	9	79
Income before taxes	65	19	35	1	120
Total assets	687	211	189	494	1,581
2005:
Revenue	$1,534	$272	$236	$(44)	$1,998
Depreciation and amortization	39	5	7	8	59
Income before taxes	125	16	39	—	180
Total assets	632	215	221	303	1,371

Financial information for 2005 has been adjusted to reflect the combination in 2006 of the Consulting Solutions group with the Applications Solutions line of business.

As discussed above in Note 13, “Customer Contract Terminations,” during the fourth quarter of 2007, we recorded $59 million of revenue related to a termination fee, which resulted in an additional $48 million dollars in additional gross margin in the Industry Solutions segment.

During the fourth quarter of 2007, we recorded $18 million of expense in selling, general and administrative costs associated with cost reduction activities. This charge is included in the Other segment.

During the third quarter of 2006, we recorded $44 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs related to the modification of the existing contract. This charge is included in the Industry Solutions segment.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below is the financial information for each geographic area. “All Other” includes financial information from other foreign countries in which we provide services, including the following countries: Australia, Canada, China, France, Germany, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, the Philippines, Romania, Singapore, Switzerland, and United Arab Emirates. Revenue for each country is based primarily on where the services are performed.

	2007	2006	2005
	(in millions)

United States:
Total revenue	$2,294	$1,894	$1,641
Long-lived assets at December 31	196	183	145
United Kingdom:
Total revenue	110	179	168
Long-lived assets at December 31	1	1	1
India:
Total revenue	86	75	62
Long-lived assets at December 31	35	33	34
All Other:
Total revenue	122	150	127
Long-lived assets at December 31	3	3	—
Consolidated:
Total revenue	2,612	2,298	1,998
Long-lived assets at December 31	235	220	180

For the years ended December 31, 2006 and 2005 revenue from one customer, UBS, comprised approximately 13% and 15% of total revenue, respectively. Our outsourcing agreement with UBS, which represented approximately 12% and 13% of our consolidated revenue for the years ended December 31, 2006 and December 31, 2005, respectively, ended on January 1, 2007. We continue to provide applications services to UBS, which are provided outside the scope of the infrastructure outsourcing contract.

16.	Commitments and Contingencies

Operating leases and maintenance agreements

We have commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to ten years. Future minimum commitments under these agreements as of December 31, 2007, are as follows:

Lease and
Year ended December 31:	Maintenance Commitments
(in millions)

2008	$56
2009	39
2010	23
2011	16
2012	11
Thereafter	29

Total	$174

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum payments have not been reduced by minimum sublease rental income of $6 million due in the future under non-cancelable subleases. We are obligated under certain operating leases for our pro rata share of the lessors’ operating expenses. Rent expense was $72 million, $57 million, and $44 million for the years ended December 31, 2007, 2006, and 2005, respectively. Additionally, as of December 31, 2007 and 2006, we maintained a provision balance of $2 million and $3 million, respectively, relating to unused lease space.

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

Our federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency (DCAA) and other federal agencies. These audits may result in adjustments to contract costs and fees reimbursed by our federal customers. The DCAA has completed audits of our contracts through fiscal year 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products, or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to offset a portion of our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no significant liabilities recorded for these agreements as of December 31, 2007.

We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of December 31, 2007, we have no significant liability recorded for warranty claims.

17.	Retirement Plan and Other Employee Trusts

Our eligible associates participate in the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. The plan allows eligible employees to contribute between 1% and the IRS limit of their annual compensation, including overtime pay, incentive compensation and

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commissions. We match 100% of employees’ contributions, up to a maximum of 4% of the employee’s compensation, and provide for immediate vesting of all company matching contributions. Employees are not allowed to invest funds in our Class A Common Stock; however, the plan does allow for our matching contributions to be paid in the form of Class A Common Stock, and employees are not restricted in selling any such stock. Our contributions, which were all made in cash, were $31 million, $26 million, and $23 million for the years ended December 31, 2007, 2006, and 2005, respectively.

18.	Supplemental Cash Flow Information

	2007	2006	2005
	(in millions)

Cash paid for interest	$10	$5	$3

Cash paid for income taxes, net	$52	$50	$31

Non-cash investing and financing activities:
Long-term debt assumed in acquisition of a business	$—	$—	$3

Capital lease obligations incurred	$7	$—	$—

19.	Related Party Transactions

We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract was scheduled to expire on January 31, 2007. However, an extension signed in January 2007 will keep this contract in effect until January 31, 2017. Following this period, the contract will automatically extend for consecutive one-year renewal terms. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2007, 2006, and 2005, we recorded revenue of $1,910,000, $2,086,000 and $1,624,000 and direct cost of services of $1,543,000, $1,656,000 and $1,229,000 respectively. As of December 31, 2007 and 2006, accounts receivables of Perot Systems with Hillwood Enterprise, L.P. were $311,000 and $438,000, respectively.

During 2002, we subleased to Perot Services Company, LLC, which is controlled and owned by Ross Perot, approximately 23,000 square feet of office space at our Plano, Texas, facility. Rent over the term of the lease was approximately $422,000 per year. The initial lease term was 2 1/2 years with one optional 2-year renewal period, and the renewal period was exercised in accordance with the terms of the sublease. In 2007, a new lease agreement was signed through 2015 for the same amount of square footage. Rent over the term of the lease is approximately $446,000 per year. The rates were determined by an independent firm to be consistent with the market for comparable space.

We have a corporate AAirpass program with American Airlines, Inc. under which we prepay for mileage that our associates use for business travel. Historically, the use of prepaid miles has resulted in lower travel costs than refundable tickets for most travel itineraries. Employees of Hillwood Development Company LLC, Perot Services Company, LLC, and their affiliated corporations, as well as members of the Perot family, also use this AAirpass program. These parties reimburse us for the prepaid miles that they use. During 2007, these parties used approximately $752,000 in prepaid miles under our AAirpass program. We benefit from this arrangement because we have a commitment to American Airlines to purchase a minimum number of miles under the AAirpass program, and the miles used by these related parties are counted toward fulfilling that commitment.

One of our wholly-owned Indian subsidiaries engages in certain transactions with the family of Anurag Jain, a Vice President of Perot Systems who became one of our executive officers on July 10, 2007. Prior to the time Mr. Jain became an executive officer, we entered into leases in 2003 and 2004 for certain properties in Chennai,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

India with, and began purchasing electric power in May 2007 from, members of Mr. Jain’s family and a partnership owned and controlled by Mr. Jain and his family members. On July 16, 2007, we extended and modified the terms of certain of the leases that were expiring. In addition, on November 29, 2007, our subsidiary entered into an addendum to one of its property leases to add an additional part of the building to the lease. During 2007, we paid affiliates of Mr. Jain approximately $630,000 in lease payments and approximately $200,000 for electric power.

20.	Earnings Per Common Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share of common stock computations under the two class method:

	2007	2006	2005
	(in thousands, except per share data)

Basic Earnings per Common Share
Net income allocated to Class A common shares(1)	$114,509	$79,984	$109,322

Weighted average common shares outstanding, Class A	121,759	118,686	115,973

Basic earnings per common share	$0.94	$0.67	$0.94

Net income allocated to Class B common shares(1)	$532	$550	$1,798

Weighted average common shares outstanding, Class B	566	817	1,907

Basic earnings per common share	$0.94	$0.67	$0.94

Diluted Earnings per Common Share
Net income(2)	$115,041	$80,534	$111,120

Weighted average common shares outstanding	122,325	119,503	117,880
Incremental shares assuming dilution	2,325	2,615	3,987

Weighted average diluted common shares outstanding(3)	124,650	122,118	121,867

Diluted earnings per common share	$0.92	$0.66	$0.91

Net income allocated to Class B common shares(4)	$522	$538	$1,792

Weighted average common shares outstanding, Class B	566	817	1,965

Diluted earnings per common share, Class B	$0.92	$0.66	$0.91

(1)	Net income is allocated to Class A and Class B common shares based on weighted average common shares attributable to each class of stock.

(2)	For purposes of the diluted net income per share computation for common stock, shares of Class B are assumed to be converted; therefore, 100% of net income is allocated to common stock.

(3)	Class B shares are assumed to be converted in the weighted average diluted common shares outstanding.

(4)	Net income is allocated to class B common shares based on the weighted average diluted common shares attributable to each class of stock.

For the years ended December 31, 2007, 2006, and 2005, outstanding options to purchase 3,484,000, 7,314,000 and 11,903,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be anti-dilutive. For the years ended December 31, 2007 and 2006, we determined whether an option was dilutive or anti-dilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assumed cash proceeds and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost for each stock option. For the year ended December 31, 2005, we determined whether an option was dilutive or anti-dilutive based on the exercise prices for each option as compared to the average market price of our common shares for that period.

21.	Supplemental Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)

Year Ended December 31, 2007:
Revenue(1)	$590	$635	$655	$732
Direct cost of services	485	529	542	574

Gross profit(1)	105	106	113	158
Net income(2)	23	23	25	44
Earnings per share of common stock:
Basic, Class A(3)	$0.19	$0.19	$0.20	$0.36
Basic, Class B(3)	$0.19	$0.19	$0.20	$0.36
Diluted(3)	$0.19	$0.18	$0.20	$0.35
Diluted, Class B(3)	$0.19	$0.18	$0.20	$0.35
Year Ended December 31, 2006:
Revenue	$542	$572	$583	$601
Direct cost of services(4)	443	463	514	485

Gross profit	99	109	69	116
Net income	23	26	—	32
Earnings per share of common stock:
Basic, Class A(3)	$0.19	$0.22	$—	$0.26
Basic, Class B(3)	$0.19	$0.22	$—	$0.26
Diluted(3)	$0.19	$0.21	$—	$0.26
Diluted, Class B(3)	$0.19	$0.21	$—	$0.26

(1)	In the fourth quarter of 2007, we received notice from a customer that it would end the current services agreement. In relation to this, we realized contract termination-related revenue and gross profit of approximately $59 million and $46 million, respectively, consisting of a contractually-obligated termination fee of $26 million and recognition of revenue and costs that were previously deferred of $33 million and $13 million, respectively.

(2)	In the fourth quarter of 2007, we incurred severance expense of $18 million in selling, general, and administrative expenses associated with cost reduction activities we implemented.

(3)	Due to changes in the weighted average common shares outstanding per quarter and the impact of rounding earnings per share to the nearest penny each quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

(4)	In the third quarter of 2006, we recorded $44 million of expense in direct cost of services associated with the impairment of deferred software development and implementation costs relating to the modification of an existing contract.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, such controls and procedures were effective. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

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

All information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 11.	Executive Compensation

All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions

All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2007.

Item 14.	Principal Accountant Fees and Services

All information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 7, 2008, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) and (2) Financial Statements and Financial Statement Schedule

The consolidated financial statements of Perot Systems Corporation and its subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

(3) Exhibits

Exhibit	Description of
Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
3.2	Fourth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).
4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.1	Restricted Stock Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 28, 2006.)
10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)
10.3	1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)
10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)
10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)
10.6	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.7	Amended and Restated 1991 Stock Option Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 28, 2006.)
10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.9	Amended and Restated 2001 Long-Term Incentive Plan dated effective January 1, 2007. (Incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K filed May 8, 2007.)
10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2006.)

Exhibit		Description of
Number		Exhibit

10.12		Amended and Restated 2006 Non-Employee Director Equity Compensation Plan adopted September 28, 2006 (Incorporated by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K filed October 4, 2006.)
10.13		Summary of arrangement for non-equity compensation of non-employee directors (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed December 20, 2005.)
10.14		Form of Change-in-Control Severance Agreement (Incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2006.)
10.15		Associate Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)
10.16		Restricted Stock Agreement dated July 8, 1996 between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)
10.17		Letter Agreement dated July 8, 1996 between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)
10.18		Employment Agreement dated March 14, 2003, between the Company and Jeff Renzi (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)
10	.19*	Second Amended and Restated License Agreement dated as of October 6, 2005, between Perot Systems Family Corporation and Ross Perot, Jr. and the Company.
10.20		Amended and Restated Credit Agreement dated as of March 3, 2005 by and among the Company, JPMorgan Chase Bank, N.A., KeyBank National Association, SunTrust Bank, Wells Fargo Bank, N.A., Wachovia Bank, N.A., Comerica Bank, Southwest Bank of Texas, N.A., Bank of Texas, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Bank Hapoalim B.M., and Mizuho Corporate Bank, Ltd. (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed March 4, 2005.)
10.21		Amended and Restated Stock Option Agreement dated December 27, 2006, between the Company and Ross Perot, Jr. (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)
10.22		Information Technology Services Agreement dated as of January 1, 2007, by and between the Company and Hillwood Enterprises, L.P., a Texas limited partnership. (Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)
10	.23*	Commercial Lease effective October 1, 2007, between PSC Management Limited Partnership and Perot Services Company, LLC.
10.24		First Amendment to Amended and Restated Credit Agreement dated August 28, 2006 by and among Perot Systems Corporation, as Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K filed August 31, 2006.)
10.25		Stock Purchase Agreement dated December 18, 2006 by and among Perot Systems Government Services, Inc., a wholly owned subsidiary of the Company, QSS Group, Inc., a Maryland corporation (“QSS”), and the stockholders of QSS. (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)
10.26		Agreement and Plan of Merger dated August 10, 2007, by and among the Company, Eagle Delaware Corp., a Delaware corporation, J. J. Wild Holdings, Inc., a Massachusetts corporation, J. J. Wild, Inc., a Massachusetts corporation, and Certain Stockholders of J. J. Wild Holdings, Inc. (Incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q filed on October 31, 2007.)
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP dated February 27, 2008.
31	.1*	Rule 13a-14 Certification dated February 27, 2008, by Peter A. Altabef, President and Chief Executive Officer.
31	.2*	Rule 13a-14 Certification dated February 27, 2008, by John E. Harper, Vice President and Chief Financial Officer.

Exhibit		Description of
Number		Exhibit

32	.1**	Section 1350 Certification dated February 27, 2008, by Peter A. Altabef, President and Chief Executive Officer.
32	.2**	Section 1350 Certification dated February 27, 2008, by John E. Harper, Vice President and Chief Financial Officer.
99	.1*	Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perot Systems Corporation

By:	/s/ Peter A. Altabef
Peter A. Altabef
President and Chief Executive Officer

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Altabef Peter A. Altabef	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ John E. Harper John E. Harper	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ Robert J. Kelly Robert J. Kelly	Corporate Controller (Principal Accounting Officer)	February 27, 2008

/s/ Ross Perot Ross Perot	Chairman Emeritus	February 27, 2008

/s/ Ross Perot, Jr. Ross Perot, Jr.	Chairman	February 27, 2008

/s/ Steve Blasnik Steve Blasnik	Director	February 27, 2008

/s/ John S.T. Gallagher John S.T. Gallagher	Director	February 27, 2008

/s/ Carl Hahn Carl Hahn	Director	February 27, 2008

/s/ DeSoto Jordan DeSoto Jordan	Director	February 27, 2008

/s/ Thomas Meurer Thomas Meurer	Director	February 27, 2008

Signature	Title	Date

/s/ Cecil H. Moore, Jr. Cecil H. Moore, Jr.	Director	February 27, 2008

/s/ Anthony Principi Anthony Principi	Director	February 27, 2008

/s/ Anuroop Singh Anuroop Singh	Director	February 27, 2008