Form 10-Q
period 2008-03-31
PEROT SYSTEMS CORP
filed 2008-04-29
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of April 25, 2008: 119,115,361 shares of Class A Common Stock and no shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$201	$187
Short-term investments	—	23
Accounts receivable, net	488	477
Prepaid expenses and other	92	70

Total current assets	781	757
Property, equipment and purchased software, net	231	235
Goodwill	713	713
Deferred contract costs, net	90	82
Other non-current assets	103	113

Total assets	$1,918	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67	$69
Deferred revenue	54	55
Accrued compensation	57	54
Income taxes payable	29	18
Accrued and other current liabilities	127	134

Total current liabilities	334	330
Long-term debt	213	213
Non-current deferred revenue	76	70
Other non-current liabilities	42	44

Total liabilities	665	657

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	571	565
Retained earnings	726	698
Treasury stock	(70)	(49)
Accumulated other comprehensive income	25	28

Total stockholders’ equity	1,253	1,243

Total liabilities and stockholders’ equity	$1,918	$1,900

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions, except per
	share data)
Revenue	$680	$590
Direct cost of services	562	485

Gross profit	118	105
Selling, general and administrative expenses	74	71

Operating income	44	34
Interest income	2	2
Interest expense	(3)	(2)
Other income, net	2	—

Income before taxes	45	34
Provision for income taxes	17	11

Net income	$28	$23

Earnings per share of common stock:
Basic, Class A	$0.24	$0.19
Basic, Class B		$0.19
Diluted	$0.23	$0.19
Diluted, Class B		$0.19
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	119,754	120,745
Basic and diluted, Class B		817
Diluted	121,076	124,125
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net income	$28	$23
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28	24
Stock-based compensation	4	4
Change in deferred taxes	(5)	(14)
Excess tax benefits from stock-based compensation arrangements	—	(1)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(16)	(29)
Prepaid expenses	(19)	(16)
Deferred contract costs	(13)	(12)
Accounts payable and accrued liabilities	(7)	2
Accrued compensation	2	(33)
Current and non-current deferred revenue	5	1
Income taxes	11	13
Other current and non-current assets	2	—

Net cash provided by (used in) operating activities	20	(38)

Cash flows from investing activities:
Purchases of property, equipment and software	(14)	(21)
Acquisitions of businesses, net	1	(244)
Purchases of short-term investments	(40)	(362)
Proceeds from sale of short-term investments	63	474
Other	1	(1)

Net cash provided by (used in) investing activities	11	(154)

Cash flows from financing activities:
Repayment of long-term debt	(1)	—
Proceeds from issuance of long-term debt	—	75
Proceeds from issuance of common and treasury stock	4	10
Excess tax benefits from stock-based compensation arrangements	—	1
Purchases of treasury stock	(24)	—

Net cash provided by (used in) financing activities	(21)	86

Effect of exchange rate changes on cash and cash equivalents	4	1

Net decrease in cash and cash equivalents	14	(105)
Cash and cash equivalents at beginning of period	187	250

Cash and cash equivalents at end of period	$201	$145

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, in our Annual Report on Form 10-K filed with the SEC on February 28, 2008. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results for the year ending December 31, 2008.
Fair Value Measurements
We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on January 1, 2008, for our financial assets and financial liabilities. As permitted by Financial Accounting Standards Board Staff Position No. 157-2, we will adopt FAS 157 for our nonfinancial assets and nonfinancial liabilities on January 1, 2009. FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. FSP 157-2 amends FAS 157 to delay the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.
FAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(in millions)
Interest rate swaps	$(5)	$—	$(5)	$—

Foreign currency derivative financial instruments (including forward contracts and options)	$—	$(1)	$1	$—
Our interest rate swap agreements eliminate the variability of cash flows in the interest payments for $130 million of borrowings under our $275 million credit facility. The fair value of our interest rate swaps is based on quoted prices for similar instruments from a commercial bank and, therefore, our interest rate swaps are considered a level 2 item.
Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts and options. The fair value of our forward contracts is based on quoted prices for identical derivative financial instruments; therefore, our forward contract derivative financial instruments are considered a level 1 item. The principal market where we execute our option contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. Our option contract valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These option contracts are typically classified as a level 2 item in the fair value hierarchy.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FASB Statement No 161
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.
NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS
We have elected hedge accounting under FAS 133 for certain foreign currency derivative financial instruments and have designated them as cash flow hedges. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the condensed consolidated income statements. As of March 31, 2008, the notional amount of foreign currency derivative financial instruments outstanding totaled approximately $216 million, of which approximately $181 million relates to derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next 33 months. At March 31, 2008, the estimated net amount of gains that is expected to be reclassified into earnings within the next 12 months is $1 million.
On August 31, 2007, we entered into two interest rate swaps, which we designated as cash flow hedges under FAS 133. The first interest rate swap effectively converted $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.28%. The second interest rate swap effectively converted an additional $55 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.33%. As of March 31, 2008, the unrealized loss on our interest rate swaps, reflected in accumulated other comprehensive income, was approximately $4 million ($3 million, net of tax).
NOTE 3. ACQUISITIONS
JJ Wild, Inc.
On August 31, 2007, we acquired all of the outstanding shares of JJ Wild Holdings, Inc., and its subsidiary, JJ Wild, Inc. (collectively, JJ Wild). During the first quarter of 2008, the valuation of the intangible assets was concluded, resulting in $1 million of the purchase price being reclassified from intangible assets to goodwill. The allocation of the JJ Wild purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to a potential contractual purchase price adjustment relating to working capital targets.
QSS Group, Inc.
On January 30, 2007, we acquired all of the outstanding shares of QSS Group, Inc. (QSS). During the first quarter of 2008, the allocation of the QSS purchase consideration to the assets and liabilities acquired, including goodwill, was concluded in connection with the completion of the contractual purchase price adjustment relating to working capital targets. As a result, the purchase price and the amount of purchase price allocated to goodwill were reduced by $1 million.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of March 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service marks	$4	$(2)	$2
Customer-based assets	86	(32)	54
Other intangible assets	3	(2)	1

Total	$93	$(36)	$57

Total amortization expense for identifiable intangible assets was $4 million for each of the three month periods ended March 31, 2008 and 2007. Amortization expense is estimated at $18 million, $16 million, $13 million, $11 million, and $2 million for the years ended December 31, 2008 through 2012, respectively. Identifiable intangible assets are amortized over their estimated useful lives, ranging from one to seven years.
NOTE 5. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Net income	$28	$23
Net unrealized loss on foreign exchange forward contracts and interest rate swaps	(4)	—
Foreign currency translation adjustments	1	1

Total comprehensive income	$25	$24

The related net change associated with hedging transactions for our derivative financial instruments designated as hedges under FAS 133 for the three months ended March 31, 2008 was as follows (in millions):

Accumulated gain at December 31, 2007	$1
Net unrealized loss on hedging transactions	(4)
Reclassifications into earnings	—

Total accumulated loss at March 31, 2008	$(3)

NOTE 6. STOCKHOLDERS’ EQUITY
At March 31, 2008, there were 119,023,000 shares of our Class A Common Stock outstanding. At December 31, 2007, there were 120,364,000 shares of our Class A Common Stock outstanding.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Stock-based compensation
We account for our stock-based compensation under FAS No. 123R, “Share-Based Payment,” which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method. For the three months ended March 31, 2008 and 2007, stock option compensation expense and costs associated with our employee stock purchase plan recorded in direct cost of services and selling, general and administrative expenses, as well as the decrease in earnings per common share, were as follows:

	Three months ended
	March 31,
	2008	2007
	(in millions, except
	per share data)
Direct cost of services	$1	$1
Selling, general and administrative expenses	2	2

Total stock compensation expense from stock options and ESPP	3	3
Stock compensation expense from stock options and ESPP, net of tax	2	2
Stock compensation expense related to restricted stock units was $1,158,000 ($729,000 net of tax), and $816,000 ($514,000 net of tax) for the three months ended March 31, 2008 and 2007, respectively.
At March 31, 2008, there was $47 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
We utilize the Black-Scholes option pricing model to calculate our stock-based employee compensation expense, and the assumptions used were as follows:

	Three months ended
	March 31,
	2008	2007
Weighted average risk free interest rates	2.78%	4.63%
Weighted average life (in years)	4.7	5.0
Volatility	27%	28%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$4.06	$5.45

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows (options in thousands):

	Three months ended March 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1	16,240	15.00	18,169	14.42
Granted	1,627	14.24	26	16.19
Exercised	(181)	9.96	(876)	8.95
Forfeited	(604)	15.37	(512)	16.74

Outstanding at March 31	17,082	14.96	16,807	14.64
Exercisable at March 31	9,882	15.40	9,755	15.32
For outstanding and exercisable options at March 31, 2008, the weighted average remaining contractual term (in years) is 4.07 and 3.28, respectively. For outstanding and exercisable options at March 31, 2008, the aggregate intrinsic value is $29 million and $22 million, respectively.
The number of outstanding nonvested restricted stock units was 1,388,000 shares at March 31, 2008, with a weighted-average grant-date fair value per share of $14.70. The number of nonvested restricted stock units that vested or forfeited for the three months ended March 31, 2008 was insignificant.
NOTE 8. INCOME TAXES
Our effective tax rate for the first quarter of 2008 was 37.8% as compared to 32.4% for the first quarter of 2007. Income tax expense for the first quarter of 2007 was lower primarily due to a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe.
The gross balance of reserves for uncertain tax positions was $17 million at March 31, 2008, which excludes $4 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefits of $13 million includes $11 million that, if recognized, would benefit our effective income tax rate and $2 million that, if recognized, would reduce goodwill. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9. SEGMENT DATA
We offer our services under three primary lines of business: Industry Solutions, Government Services, and Consulting and Applications Solutions. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. The Government Services segment provides consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, the Department of Education, NASA, various federal intelligence agencies, and other governmental agencies. Consulting and Applications Solutions provides global consulting and integration services, applications development and management services, and applications outsourcing services to our global client base. These services are delivered on-site and offshore, providing innovative industry-focused solutions. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $26 million and $19 million for the quarters ended March 31, 2008 and 2007, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment.
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
The following is a summary of certain financial information by reportable segment for the quarters ended March 31, 2008 and 2007:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other	Total
	(in millions)
For the quarter ended March 31, 2008:
Revenue	$461	$161	$84	$(26)	$680
Income before taxes	27	5	13	—	45
For the quarter ended March 31, 2007:
Revenue	$424	$114	$71	$(19)	$590
Income before taxes	19	5	10	—	34

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations under the two-class method:

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands, except per
	share data)
Basic Earnings per Common Share
Net income allocated to Class A common shares (1)	$28,433	$23,251

Weighted average common shares outstanding, Class A	119,754	120,745

Basic earnings per common share	$0.24	$0.19

Net income allocated to Class B common shares (1)		$157

Weighted average common shares outstanding, Class B		817

Basic earnings per common share		$0.19

Diluted Earnings per Common Share
Net income (2)	$28,433	$23,408

Weighted average common shares outstanding	119,754	121,562
Incremental shares assuming dilution	1,322	2,563

Weighted average diluted common shares outstanding (3)	121,076	124,125

Diluted earnings per common share	$0.23	$0.19

Net income allocated to Class B common shares (4)		$154

Weighted average common shares outstanding, Class B		817

Diluted earnings per common share, Class B		$0.19

(1)	Net income is allocated to Class A and Class B common shares based on weighted average common shares attributable to each class of stock.

(2)	For purposes of the diluted net income per share computation for common stock, shares of Class B are assumed to be converted; therefore, 100% of net income is allocated to common stock.

(3)	Class B shares are assumed to be converted in the weighted average diluted common shares outstanding.

(4)	Net income is allocated to class B common shares based on the weighted average diluted common shares attributable to each class of stock.
For the three months ended March 31, 2008 and 2007, outstanding options to purchase 10,636,000 and 8,122,000 shares, respectively, of our common stock were not included in the computation of diluted earnings per common share because including them would be antidilutive. We determined whether an option was

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
dilutive or antidilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost for each stock option.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We disclaim any intention or obligation to update any forward-looking statement.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Overview of Our Financial Results for the First Quarter of 2008
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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
Revenue Growth
Revenue growth is a measure of the growth we generate from sales of services to new customers, expansion and extension of existing contracts, acquisitions, and sales of discretionary services to existing customers. Revenue for the first quarter of 2008 grew by 15.3% as compared to the first quarter of 2007. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from a company acquired within our Government Services segment during the first quarter of 2007 for which we did not recognize a full quarter of revenue during the first quarter of 2007.

•	Revenue from new contracts signed during the twelve-month period following the first quarter of 2007.

•	A net increase in revenue from the expansion of base services and discretionary investments by our existing long-term customers.

•	Revenue from a company acquired within our Healthcare group during the third quarter of 2007.
Offsetting these increases was a decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share increased to $0.23 per share from $0.19 per share for the first quarter of 2007. This increase came primarily from:
•	Increased profitability in the Industry Solutions Segment of approximately $0.07 per diluted share.

•	Increased profitability in the Consulting and Applications Solutions Segment, which resulted in an increase of approximately $0.02 per diluted share.

•	Cost reduction activities that reduced our selling, general, and administrative expenses as a percentage of revenue and benefited earnings by approximately $0.02 per diluted share.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
These improvements to our earnings were partially offset by:
•	An increase in incentive compensation which resulted in a decrease in diluted earnings per share of approximately $0.05.

•	An increase in our effective tax rate. In the first quarter of 2007, we reduced an income tax valuation allowance, which resulted in a benefit to 2007 of approximately $0.02 per diluted share.
Free Cash Flow
We calculate free cash flow on a year to date basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our Condensed Consolidated Statements of Cash Flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow for the three months ended March 31, 2008, was a source of cash of $6 million as compared to a use of cash of $59 million for the three months ended March 31, 2007. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Three Months
	Ended
	March 31,
	2008	2007
Net cash provided by (used in) operating activities	$20	$(38)
Purchases of property, equipment and purchased software	(14)	(21)

Free cash flow	$6	$(59)

See “Liquidity and Capital Resources” below for additional discussion of net cash provided by (used in) operating activities (under “Operating Activities”).
TCV of Contracts Signed
The amount of “Total Contract Value” (commonly referred to as TCV) that we sell during a twelve-month period is a measure of our success in capturing new business in the various outsourcing and consulting markets in which we provide services. TCV includes contracts with new customers and new and previously uncommitted services with existing customers. We measure TCV as our estimate of the total expected revenue from contracts that are expected to generate revenue in excess of a defined amount during a contract term that exceeds a defined length of time.
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During each of the twelve-month periods ending March 31, 2008 and March 31, 2007, the amount of TCV signed was $1.8 billion.

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
Comparison of the Three Months Ended March 31, 2008 and 2007
Revenue
Revenue for the first quarter of 2008 increased from revenue for the first quarter of 2007 across all segments. Below is a summary of our revenue for the first quarter of 2008 as compared to the first quarter of 2007 (amounts in millions):

	Three Months Ended March 31
	2008	2007	$ Change	% Change
Industry Solutions	$461	$424	$37	8.7%
Government Services	161	114	47	41.2%
Consulting and Applications Solutions	84	71	13	18.3%
Elimination of intersegment revenue	(26)	(19)	(7)	36.8%

Total	$680	$590	$90	15.3%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first quarter of 2008 as compared to the first quarter of 2007 was primarily attributable to:
•	$18 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$18 million increase from new contracts signed during the twelve-month period following the first quarter of 2007. This increase was composed of $9 million, $7 million, and $2 million from new contracts signed in the Commercial Solutions, Healthcare, and Insurance and Business Process Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$17 million increase in revenue from a company acquired within our Healthcare group during the third quarter of 2007.
Offsetting these increases was a $16 million decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Government Services
The $47 million, or 41.2%, net increase in revenue from the Government Services segment for the first quarter of 2008 as compared to the first quarter of 2007 was primarily attributable to the acquisition of QSS Group, Inc. (QSS) on January 30, 2007. Prior to the acquisition, QSS had recognized $25 million in revenue in the first quarter of 2007. The remaining increase of $22 million, was primarily due to new contracts signed during the twelve-month period following the first quarter of 2007 and an increase in revenue from equipment purchases on certain contracts. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
The $13 million, or 18.3% increase in revenue from the Consulting and Applications Solutions segment was due to a $7 million increase in intersegment revenues, primarily attributable to consulting, systems integration, and applications maintenance, and a $6 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the first quarter of 2008 was 17.4% of revenue, which is lower than the gross margin for the first quarter of 2007 of 17.8%. This year-to-year decrease in gross margin was primarily due to the following:
•	Reduced gross margin for Government Services, primarily attributable to recent outsourcing contracts that have lower initial profit margins because of transition and set up expenses.

•	Increased incentive compensation, net of amounts reimbursable by our customers.
These decreases to our gross margin were partially offset by:
•	Increased gross margin within Industry Solutions segment, including an increase from contract profit improvements, project growth, and cost management.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2008 increased 4.2% to $74 million from $71 million for the first quarter of 2007. The increase in expenses was primarily due to an increase in SG&A expense from an acquisition made in third quarter 2007 and increased employee incentive compensation. These increases were partially offset by reduced salaries and benefits as a result of cost reduction activities that began in the fourth quarter of 2007. As a percentage of revenue, SG&A for the first quarter of 2008 was 10.9% of revenue, which is lower than SG&A for the first quarter of 2007 of 12.0% of revenue. The decrease in the SG&A as a percentage of revenue was primarily due to cost reduction activities.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other Income Statement Items
Our effective tax rate for the first quarter of 2008 was 37.8% as compared to 32.4% for the first quarter of 2007. Income tax expense for the first quarter of 2007 was lower primarily because it included a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe.
Liquidity and Capital Resources
At March 31, 2008, we have cash and cash equivalents of $201 million. We believe our existing cash and cash equivalents, expected cash flows from operating activities, and the $68 million that is available under our restated and amended credit facility, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the three months ended March 31, 2008, cash and cash equivalents increased 7.5% to $201 million from $187 million at December 31, 2007, and short-term investments of $23 million were liquidated.
Operating Activities
Net cash provided by operating activities was $20 million for the three months ended March 31, 2008, as compared to net cash used in operating activities of $38 million for the three months ended March 31, 2007. This increase was primarily attributable to the following:
•	Cash used due to changes in accounts receivable was $16 million for the three months ended March 31, 2008, as compared to $29 million for the same period of the prior year. This change is primarily due to the timing in government contract unbilled receivables related to work invoiced on a milestone basis.

•	During the three months ended March 31, 2008, we made net cash payments for income taxes of $10 million as compared to $12 million in the three months ended March 31, 2007.

•	Bonuses paid to associates under our bonus plans in the first quarters of 2008 and 2007 (including payments of annual bonuses relating to the previous year’s bonus plan) were $17 million and $42 million, respectively. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.
These improvements to net cash provided by operating activities were partially offset by the following:
•	Cash used due to changes in accounts payable and accrued liabilities was $7 million for the three months ended March 31, 2008, as compared to cash provided of $2 million for the same period of the prior year. This change is primarily due to the timing of vendor payments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investing Activities
Net cash provided by investing activities was $11 million for the three months ended March 31, 2008, as compared to net cash used in investing activities of $154 million for the same period in 2007. This change was primarily attributable to the following:
•	During the three months ended March 31, 2007, we paid $244 million, net of cash acquired, for the acquisition of QSS, an information technology services company providing services to the U.S. federal government.

•	During the three months ended March 31, 2008, we liquidated short-term investments of $23 million, net as compared to $112 million, net during the three months ended March 31, 2007. The liquidation during the first quarter of 2007 was in connection with our acquisition of QSS.

•	During the three months ended March 31, 2008, we purchased $14 million of property, equipment and purchased software as compared to $21 million during the three months ended March 31, 2007.
Financing Activities
Net cash used in financing activities was $21 million for the three months ended March 31, 2008, as compared to net cash provided by financing activities of $86 million for the three months ended March 31, 2007. The change was primarily due to $75 million borrowed against our restated and amended credit facility in the first quarter of 2007 in connection with our acquisition of QSS. Additionally, during the first quarter of 2008, we repurchased shares of our Class A Common Stock for a total of $24 million.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2008, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances of $4 million, as the U.S. dollar weakened against the Euro, Swiss Franc, Singapore Dollar, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At March 31, 2008, we had forward contracts to purchase and sell various currencies in the amount of $216 million, which expire at various times before the end of 2010.
Significant accounting standards to be adopted
See Note 1, “General,” in the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of our market risk associated with foreign currencies as of December 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended.
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
For the Quarter Ended March 31, 2008
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
ITEM 1A: RISK FACTORS
In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock for the first quarter of 2008.

				Approximate
				Dollar
			Total Number	Value of
			of Shares	Shares that
		Average	Purchased as	May Yet
	Total Number	Price	Part of	Be Purchased
	of Shares	Paid per	Publicly Announced	Under the
Period	Purchased(2)	Share	Plans(1)	Plans(1)
January 1, 2008 to January 31, 2008	341,900	$13.56	341,900
February 1, 2008 to February 29, 2008	363,328	$13.82	363,328
March 1, 2008 to March 31, 2008	1,033,200	$13.87	1,033,200	$57,800,000

(1)	The plan that existed at December 31, 2007, was replaced by a new stock buyback program adopted on February 26, 2008, authorizing the repurchase of up to $75 million of our common stock. The program authorizes the repurchase of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

(2)	Shares of Class A Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

31.1*	Rule 13a-14 Certification dated April 29, 2008, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated April 29, 2008, by John E. Harper, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated April 29, 2008, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated April 29, 2008, by John E. Harper, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)

Date: April 29, 2008
By /s/ ROBERT J. KELLY Robert J. Kelly
Corporate Controller and Principal Accounting Officer