Form 10-Q
period 2008-06-30
PEROT SYSTEMS CORP
filed 2008-07-29
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares of registrant’s common stock outstanding as of July 25, 2008: 119,847,845 shares of Class A Common Stock and no shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(unaudited)

	June 30, 2008	December 31, 2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$196	$187
Short-term investments	—	23
Accounts receivable, net	487	477
Prepaid expenses and other	97	70

Total current assets	780	757
Property, equipment and purchased software, net	225	235
Goodwill	727	713
Deferred contract costs, net	99	82
Other non-current assets	109	113

Total assets	$1,940	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74	$69
Deferred revenue	61	55
Accrued compensation	74	58
Income taxes payable	5	18
Accrued and other current liabilities	133	130

Total current liabilities	347	330
Long-term debt	182	213
Non-current deferred revenue	81	70
Other non-current liabilities	56	44

Total liabilities	666	657

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	577	565
Retained earnings	756	698
Treasury stock	(65)	(49)
Accumulated other comprehensive income	5	28

Total stockholders’ equity	1,274	1,243

Total liabilities and stockholders’ equity	$1,940	$1,900

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(Dollars in millions, except per share data)
Revenue	$705	$635	$1,385	$1,225
Direct cost of services	585	529	1,147	1,014

Gross profit	120	106	238	211
Selling, general and administrative expenses	73	70	147	141

Operating income	47	36	91	70
Interest income	1	2	3	4
Interest expense	(2)	(3)	(5)	(5)
Other income, net	1	1	3	1

Income before taxes	47	36	92	70
Provision for income taxes	17	13	34	24

Net income	$30	$23	$58	$46

Earnings per share of common stock:
Basic, Class A	$0.25	$0.19	$0.49	$0.38
Basic, Class B		$0.19		$0.38
Diluted	$0.24	$0.18	$0.48	$0.37
Diluted, Class B		$0.18		$0.37
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	119,283	121,567	119,547	121,159
Basic and diluted, Class B		817		817
Diluted	121,378	124,943	121,267	124,558
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net income	$58	$46
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56	50
Impairment of assets	3	2
Stock-based compensation	9	8
Change in deferred taxes	2	(6)
Excess tax benefits from stock-based compensation arrangements	—	(3)
Other non-cash items	2	1
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(10)	(32)
Prepaid expenses	(25)	(13)
Deferred contract costs, net	(29)	(29)
Accounts payable and accrued liabilities	2	(12)
Accrued compensation	16	(31)
Deferred revenue	16	9
Income taxes	(13)	(10)
Other current and non-current assets	(7)	(2)

Net cash provided by (used in) operating activities	80	(22)

Cash flows from investing activities:
Purchases of property, equipment and software	(27)	(48)
Acquisitions of businesses, net	(20)	(252)
Purchases of short-term investments	(40)	(493)
Net proceeds from sale of short-term investments	63	626

Net cash used in investing activities	(24)	(167)

Cash flows from financing activities:
Repayment of long-term debt	(33)	—
Proceeds from issuance of long-term debt	—	75
Proceeds from issuance of common stock	6	15
Proceeds from issuance of treasury stock	5	—
Excess tax benefits from stock-based compensation arrangements	—	3
Purchases of treasury stock	(24)	—
Other	—	1

Net cash provided by (used in) financing activities	(46)	94

Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net increase (decrease) in cash and cash equivalents	9	(92)
Cash and cash equivalents at beginning of period	187	250

Cash and cash equivalents at end of period	$196	$158

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, in our Annual Report on Form 10-K filed with the SEC on February 28, 2008. Operating results for the three and six month period ended June 30, 2008, are not necessarily indicative of the results for the year ending December 31, 2008.
Fair Value Measurements
We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on January 1, 2008, for our financial assets and financial liabilities. As permitted by Financial Accounting Standards Board Staff Position No. 157-2, we will adopt FAS 157 for our nonfinancial assets and nonfinancial liabilities on January 1, 2009. FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. FSP 157-2 amends FAS 157 to delay the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination. We are currently evaluating the impact this statement will have on our nonfinancial assets and nonfinancial liabilities and the resulting impact on our results of operations and financial position.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Cash equivalents — money market funds	$77	$77	$—	$—
Interest rate swaps	$(3)	$—	$(3)	$—
Foreign currency derivative financial instruments (including forward contracts and options)	$(15)	$(11)	$(4)	$—
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
FASB Statement No 161
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.
FSP No. FAS 142-3
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No 142, “Goodwill and Other Intangible Assets.” This Position is effective for fiscal years beginning after

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. We are currently evaluating the impact this statement will have on our results of operations and financial position.
NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS
We have elected hedge accounting under FAS 133 for certain foreign currency derivative financial instruments and have designated them as cash flow hedges. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the condensed consolidated income statements. As of June 30, 2008, the notional amount of foreign currency derivative financial instruments outstanding totaled approximately $221 million, of which approximately $182 million relates to derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next 30 months. At June 30, 2008, the estimated net amount of loss that is expected to be reclassified into earnings within the next 12 months is $5 million ($4 million, net of tax).
On August 31, 2007, we entered into two interest rate swaps, which we designated as cash flow hedges under FAS 133. The first interest rate swap effectively converted $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.28%. The second interest rate swap effectively converted an additional $55 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.33%. As of June 30, 2008, the unrealized loss on our interest rate swaps, reflected in accumulated other comprehensive income, was approximately $3 million ($2 million, net of tax).
NOTE 3. ACQUISITIONS
HighQIT for the manufacturing industry GmbH
On May 6, 2008, we acquired all of the outstanding shares of HighQIT for the manufacturing industry GmbH and its subsidiary HighQIT for the manufacturing industry Slovakia s.r.o. (collectively, HighQIT), a provider of SAP consulting, software engineering, implementation and training as well as maintenance and support for IT solutions. The acquisition of HighQIT adds to our consulting capabilities and expands our presence in Europe. The initial purchase price for HighQIT was $14 million, of which approximately $3 million is being held in escrow for potential purchase price adjustments. The purchase agreement contains provisions that include additional payments totaling up to approximately $5 million in cash during the next three fiscal years. The possible future payments are contingent upon HighQIT achieving certain financial targets over the same period. The allocation of the purchase consideration to the assets and liabilities acquired, including goodwill, has not been completed due to the pending completion of tangible and intangible assets appraisals. As of June 30, 2008, the estimated fair values of the acquired intangible assets totaled $3 million, resulting in the estimated excess purchase price over net assets acquired of $9 million, which was recorded as goodwill on the condensed consolidated balance sheet, was assigned to the Industry Solutions segment, and is not deductible for tax purposes. This business is not considered material to our consolidated results of operations, financial position, or cash flows.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
eServ, LLC
On February 28, 2006, we acquired substantially all of the assets of eServ, LLC, a provider of project engineering outsourcing services. During the second quarter of 2008, we determined that eServ LLC, met their financial targets for 2007 and we paid $4 million of additional consideration in cash, which was recorded as goodwill on the consolidated balance sheet.
Other
Additionally, during the quarter ended June 30, 2008, we purchased another business for an initial purchase price of $4 million. This acquisition is not material to our consolidated results of operations, financial position, or cash flows.
As of June 30, 2008, we have made all payments related to our acquisitions, except for potential payments totaling $7 million.
NOTE 4. GOODWILL
The changes in the carrying amount of goodwill for the six months ended June 30, 2008, by reportable segment are as follows:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Total
	(in millions)
Balance as of December 31, 2007	$338	$300	$75	$713
Goodwill resulting from the HighQIT acquisition	9	—	—	9
Goodwill resulting from the eServ acquisition	4	—	—	4
Other	1	(1)	1	1

Balance as of June 30, 2008	$352	$299	$76	$727

NOTE 5. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of June 30, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service marks	$4	$(2)	$2
Customer-based assets	90	(37)	53
Other intangible assets	3	(2)	1

Total	$97	$(41)	$56

Total amortization expense for identifiable intangible assets was $9 million and $8 million for the six months ended June 30, 2008 and 2007, respectively. Amortization expense is estimated at $18 million, $17 million, $14 million, $12 million, and $2 million for the years ended December 31, 2008 through 2012, respectively. Identifiable intangible assets are amortized over their estimated useful lives, ranging from one to seven years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$30	$23	$58	$46
Net unrealized loss on foreign exchange forward contracts and interest rate swaps	(13)	—	(17)	—
Foreign currency translation adjustments	(7)	6	(6)	7

Total comprehensive income	$10	$29	$35	$53

The related net change associated with hedging transactions for our derivative financial instruments designated as hedges under FAS 133 for the six months ended June 30, 2008 was as follows (in millions):

Accumulated gain at December 31, 2007	$1
Net unrealized loss on hedging transactions	(17)
Reclassifications into earnings	—

Total accumulated loss at June 30, 2008	$(16)

NOTE 7. STOCKHOLDERS’ EQUITY
At June 30, 2008, there were 119,717,000 shares of our Class A Common Stock outstanding. At December 31, 2007, there were 120,364,000 shares of our Class A Common Stock outstanding.
NOTE 8. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Stock-based compensation
For the three and six months ended June 30, 2008 and 2007, stock option compensation expense and costs associated with our employee stock purchase plan recorded in direct cost of services and selling, general and administrative expenses, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Direct cost of services	$1	$1	$2	$2
Selling, general and administrative expenses	2	2	4	4

Total stock compensation expense from stock options and ESPP	3	3	6	6
Stock compensation expense from stock options and ESPP, net of tax	2	2	4	4
Stock compensation expense related to restricted stock units was $1,433,000 ($903,000 net of tax), and $2,591,000 ($1,632,000 net of tax) for the three and six months ended June 30, 2008, and $888,000 ($560,000 net of tax), and $1,704,000 ($1,074,000 net of tax) for the three and six months ended June 30, 2007.
At June 30, 2008, there was $44 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
We utilize the Black-Scholes option pricing model to calculate our stock-based employee compensation expense, and the assumptions used were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average risk free interest rates	2.78%	4.67%	2.78%	4.64%
Weighted average life (in years)	4.72	5.0	4.72	5.0
Volatility	27%	28%	27%	28%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$4.73	$5.71	$4.06	$5.51
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows (options in thousands):

	Six months ended June 30,
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1	16,240	15.00	18,169	14.42
Granted	1,625	14.24	53	18.65
Exercised	(534)	9.87	(1,367)	7.99
Forfeited	(849)	15.94	(989)	16.92

Outstanding at June 30	16,482	15.04	15,866	14.83
Exercisable at June 30	9,519	15.52	9,071	15.63
For outstanding and exercisable options at June 30, 2008, the weighted average remaining contractual term (in years) is 3.83 and 3.05, respectively. For outstanding and exercisable options at June 30, 2008, the aggregate intrinsic value is $27 million and $20 million, respectively.
The number of outstanding nonvested restricted stock units was 1,338,000 shares at June 30, 2008, with a weighted-average grant-date fair value per share of $14.69. The number of nonvested restricted stock units that vested or forfeited for the six months ended June 30, 2008 was insignificant.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9. INCOME TAXES
Our effective tax rate for the second quarter of 2008 was 36.2% as compared to 36.1% for the second quarter of 2007.
The gross balance of reserves for uncertain tax positions was $18 million at June 30, 2008, which excludes $4 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefit of $14 million includes $12 million that, if recognized, would benefit our effective income tax rate and $2 million that, if recognized, would reduce goodwill. While we are currently in the appeals process with the Internal Revenue Service for the taxable years 2003 and 2004, we do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
NOTE 10. SEGMENT DATA
The following is a summary of certain financial information by reportable segment for the three and six months ended June 30, 2008 and 2007:

			Consulting
			and
	Industry	Government	Applications
	Solutions	Services	Solutions	Other(1)	Total
	(in millions)
For the three months ended June 30, 2008:
Revenue	$482	$161	$92	$(30)	$705
Income before taxes	30	3	14	—	47
For the three months ended June 30, 2007:
Revenue	$436	$145	$75	$(21)	$635
Income before taxes	22	6	9	(1)	36
For the six months ended June 30, 2008:
Revenue	$943	$322	$176	$(56)	$1,385
Income before taxes	57	8	27	—	92
For the six months ended June 30, 2007:
Revenue	$860	$259	$146	$(40)	$1,225
Income before taxes	41	11	19	(1)	70

(1)	“Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $30 million and $21 million for the three months ended June 30, 2008 and 2007, respectively, and $56 million and $40 million for the six months ended June 30, 2008 and 2007, respectively, related to the provision of services by the Consulting and Applications Solutions segment to the Industry Solutions segment and Government Services segments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations under the two-class method:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per		(in thousands, except per
	share data)		share data)

Basic Earnings per Common Share
Net income allocated to Class A common shares (1)	$29,668	$22,575	$58,101	$45,826

Weighted average common shares outstanding, Class A	119,283	121,567	119,547	121,159

Basic earnings per common share	$0.25	$0.19	$0.49	$0.38

Net income allocated to Class B common shares (1)		$152		$309

Weighted average common shares outstanding, Class B		817		817

Basic earnings per common share		$0.19		$0.38

Diluted Earnings per Common Share
Net income (2)	$29,668	$22,727	$58,101	$46,135

Weighted average common shares outstanding	119,283	122,384	119,547	121,975
Incremental shares assuming dilution	2,095	2,559	1,720	2,583

Weighted average diluted common shares outstanding (3)	121,378	124,943	121,267	124,558

Diluted earnings per common share	$0.24	$0.18	$0.48	$0.37

Net income allocated to Class B common shares (4)		$148		$301

Weighted average common shares outstanding, Class B		817		817

Diluted earnings per common share, Class B		$0.18		$0.37

(1)	Net income is allocated to Class A and Class B common shares based on weighted average common shares attributable to each class of stock.

(2)	For purposes of the diluted net income per share computation for common stock, shares of Class B are assumed to be converted; therefore, 100% of net income is allocated to common stock.

(3)	Class B shares are assumed to be converted in the weighted average diluted common shares outstanding.

(4)	Net income is allocated to class B common shares based on the weighted average diluted common shares attributable to each class of stock.
Options and restricted stock units that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Common stock options	8,818	5,552	9,588	6,647
Restricted stock units	—	7	—	4
We determined whether an option or restricted stock unit was dilutive or antidilutive by comparing the average market price of our common shares for that period to the aggregate assumed proceeds from each stock option, measured as the sum of the assumed cash proceeds and excess tax benefits that would be recorded upon the exercise of each stock option and the average unearned compensation cost for each stock option or restricted stock unit.

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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. These cases focus on alleged improper practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation and certain issues, including class certification issues, are being considered in a limited number of test cases. In December 2006, the Second Circuit Court of Appeals vacated the trial court’s class certifications in the test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. The plaintiffs are seeking certification of a narrower class at the trial court level.
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
Subsequent Development
As of July 1, 2008, we combined our Consulting and Applications Solutions line of business with our Industry Solutions line of business, resulting in a reduction from three segments to two segments: Industry Solutions and Government Services. This realignment will help us unify teams where these two lines of business had an overlap in end markets, leverage our domain expertise, and build upon the growing collaboration between these lines of business in providing globally delivered services.
Overview of Our Financial Results for the Second Quarter of 2008
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, expansion and extension of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the second quarter of 2008 grew by 11.0% as compared to the second quarter of 2007. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from expansion of base services from existing accounts and project work and from new contracts signed in the second quarter of 2007 for which we did not recognize a full quarter of revenue in the second quarter of 2007.
•	Revenue from new contracts signed during the twelve-month period following the second quarter of 2007.
•	Increased revenue related to acquisitions.
Offsetting these increases was a decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the second quarter of 2008 increased 33.3% to $0.24 per share from $0.18 per share for the second quarter of 2007 and includes the following underlying changes:
•	Increased profitability in the Industry Solutions Segment of approximately $0.04 per diluted share. This growth came from strengthening profitability on existing contracts, operating efficiencies, and new business.
•	Increased profitability in the Consulting and Applications Solutions Segment, which resulted in an increase of approximately $0.02 per diluted share.
Included in these improvements to our earnings was an increase in incentive compensation, which resulted in a decrease in diluted earnings per share of approximately $0.05.
Free Cash Flow
We calculate free cash flow on a year to date basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow for the six months ended June 30, 2008, was a source of cash of $53 million as compared to a use of cash of $70 million for the six months ended June 30, 2007. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by (used in) operating activities” as follows (in millions):

	Six Months
	Ended
	June 30,
	2008	2007
Net cash provided by (used in) operating activities	$80	$(22)
Purchases of property, equipment and software	(27)	(48)

Free cash flow	$53	$(70)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
See “Liquidity and Capital Resources” below for additional discussion of net cash provided by (used in) operating activities and investing activities.
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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During each of the twelve-month periods ending June 30, 2008 and June 30, 2007, the amount of TCV signed was $1.8 billion.
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
Comparison of the Three Months Ended June 30, 2008 and 2007
Revenue
Revenue for the second quarter of 2008 increased from revenue for the second quarter of 2007 across all segments. Below is a summary of our revenue for the second quarter of 2008 as compared to the second quarter of 2007 (amounts in millions):

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Industry Solutions	$482	$436	$46	10.6%
Government Services	161	145	16	11.0%
Consulting and Applications Solutions	92	75	17	22.7%
Elimination of intersegment revenue	(30)	(21)	(9)	42.9%

Total	$705	$635	$70	11.0%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the second quarter of 2008 as compared to the second quarter of 2007 was primarily attributable to:
•	$23 million net increase from existing accounts and short-term project work and new contracts signed in the second quarter of 2007 for which we did not recognize a full quarter of revenue in the second quarter of 2007. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	$22 million increase from new contracts signed during the twelve-month period following the second quarter of 2007. This increase was composed of $15 million, $6 million, and $1 million from new contracts signed in the Commercial Solutions, Healthcare, and Insurance and Business Processing groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$20 million increase from revenue related to acquisitions.
Offsetting these increases was a $19 million decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.
Government Services
The $16 million, or 11.0%, net increase in revenue from the Government Services segment for the second quarter of 2008 as compared to the second quarter of 2007 was primarily attributable to new contracts signed during the twelve-month period following the second quarter of 2007 and an expansion of base services with existing customers. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
The $17 million, or 22.7%, increase in revenue from the Consulting and Applications Solutions segment was due to a $9 million increase in intersegment revenues primarily attributable to consulting, systems integration, and applications maintenance and an $8 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and maintenance services from existing customers in the financial services industry and an acquisition. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the second quarter of 2008 was 17.0% of revenue, which is higher than the gross margin for the second quarter of 2007 of 16.7%. This year-to-year increase in gross margin is primarily due to the following:
•	Increased gross margin within Industry Solutions segment, including an increase from contract profit improvements, project growth, and efficiency gains.
The increase to our gross margin was partially offset by:
•	Reduced gross margin for Government Services, primarily attributable to lower profit margins related to early stage outsourcing contracts signed in 2007.

•	Increased incentive compensation, net of amounts reimbursable by our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2008 increased 4.3% to $73 million from $70 million for the second quarter of 2007. The increase in expenses was primarily due to an increase in SG&A expense from an acquisition made in third quarter 2007 and increased employee incentive compensation. These increases were partially offset by cost reduction activities. As a percentage of revenue, SG&A for the second quarter of 2008 was 10.4% of revenue, which is lower than SG&A for the second quarter of 2007 of 11.0% of revenue. The decrease in the SG&A as a percentage of revenue was primarily due to cost reduction activities.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Six Months Ended June 30, 2008 and 2007
Revenue
Revenue for the six months ended June 30, 2008, increased from revenue for the six months ended June 30, 2007 across all segments. Below is a summary of our revenue for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 (amounts in millions):

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Industry Solutions	$943	$860	$83	9.7%
Government Services	322	259	63	24.3%
Consulting and Applications Solutions	176	146	30	20.5%
Elimination of intersegment revenue	(56)	(40)	(16)	40.0%

Total	$1,385	$1,225	$160	13.1%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first six months of 2008 as compared to the first six months of 2007 was primarily attributable to:
•	$47 million net increase from existing accounts and short-term project work and new contracts signed in the second quarter of 2007 for which we did not recognize a full quarter of revenue in the second quarter of 2007. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.

•	$37 million increase from revenue related to acquisitions.

•	$34 million increase from new contracts signed during the twelve-month period following the second quarter of 2007. This increase was composed of $21 million, $10 million, and $3 million from new contracts signed in the Commercial Solutions, Healthcare, and Insurance and Business Processing groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
Offsetting these increases was a $35 million decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.
Government Services
The $63 million, or 24.3%, net increase in revenue from the Government Services segment for the first six months of 2008 as compared to the first six months of 2007 was primarily attributable to new contracts signed during the twelve-month period following the second quarter of 2007, an increase in base services to existing customers, and to the acquisition of QSS Group, Inc. (QSS) on January 30, 2007. Prior to the acquisition, QSS had recognized $25 million in revenue in the first quarter of 2007. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Consulting and Applications Solutions
The $30 million, or 20.5%, increase in revenue from the Consulting and Applications Solutions segment was due to a $16 million increase in intersegment revenues primarily attributable to consulting, systems integration, and applications maintenance and a $14 million increase in direct-to-market revenues, primarily attributable to an increase in the demand for application development and

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
maintenance services from existing customers in the financial services industry. Intersegment revenue relates to the provision of services by the Consulting and Applications Solutions segment to the other segments.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the six months ended June 30, 2008 and the six months ended June 30, 2007, was 17.2%. The year over year comparability is a result of increased gross margin within the Industry Solutions segment, including an increase from contract profit improvements, project growth, and cost management offset by:
•	Reduced gross margin for Government Services, primarily attributable to lower profit margins related to early stage outsourcing contracts signed in 2007.

•	Increased incentive compensation, net of amounts reimbursable by our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2008, increased 4.3% to $147 million from $141 million for the six months ended June 30, 2007. The increase in expenses was primarily due to an increase in SG&A expense from an acquisition made in third quarter 2007 and increased employee incentive compensation. These increases were partially offset by cost reduction activities. SG&A for the first six months of 2008 was 10.6% of revenue, which is slightly lower than SG&A for the first six months of 2007 of 11.5% of revenue. The decrease in the SG&A as a percentage of revenue was primarily due to cost reduction activities.
Other Income Statement Items
Our effective tax rate for the six months ended June 30, 2008 was 37.0% as compared to 34.3% for the first six months ended 2007. Income tax expense for the six months of 2007 included a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe and a $1 million benefit to our deferred tax assets resulting from a change in Texas margin tax law in the second quarter of 2007, partially offset by the effect of increased taxes from the expiration of one of our tax holidays in India and increased state income taxes.
Liquidity and Capital Resources
At June 30, 2008, we have cash and cash equivalents of $196 million. We believe our existing cash and cash equivalents, expected cash flows from operating activities, and the $98 million that is available under our restated and amended credit facility, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the six months ended June 30, 2008, cash and cash equivalents increased 4.8% to $196 million from $187 million at December 31, 2007, short-term investments were liquidated, and a $30 million payment against our credit facility was made.
Operating Activities
Net cash provided by operating activities was $80 million for the six months ended June 30, 2008, as compared to net cash used in operating activities of $22 million for the six months ended June 30, 2007. The primary reasons for the changes are as follows:
•	Net income was $58 million and $46 million for the six months ended June 30, 2008 and 2007, respectively. Depreciation and amortization expense, which are non-cash expenses, were $56 million and $50 million for the six months ended June 30, 2008 and 2007, respectively. The increase in depreciation expense in 2008 as compared to 2007 was due primarily to increased depreciation and amortization expense from property, equipment, and purchased software associated primarily with data center migration, our recent data center expansion, and acquisitions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	Cash used due to changes in accounts receivable was $10 million for the six months ended June 30, 2008, as compared to $32 million for the same period of the prior year. We typically collect our accounts receivable within 62-65 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.

•	Cash provided by changes in accounts payable and accrued liabilities was $2 million for the six months ended June 30, 2008, as compared to cash used of $12 million for the same period of the prior year. This increase is primarily due to the timing of vendor payments.

•	During the six months ended June 30, 2008, there was an increase of $7 million in net deferred revenue received from clients as compared to the same period in 2007.

•	Bonuses paid to associates under our bonus plans in the first six months of 2008 and 2007 (including payments of annual bonus amounts relating to the previous year’s bonus plan) were approximately $21 million and $47 million, respectively. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion.
These improvements to net cash provided by operating activities were partially offset by the following:
•	During the six months ended June 30, 2008, we made net cash payments for income taxes of $46 million as compared to $40 million in the six months ended June 30, 2007.
Investing Activities
Net cash used in investing activities was $24 million for the six months ended June 30, 2008, as compared to net cash used in investing activities of $167 million for the same period in 2007. This change was primarily attributable to the following:
•	During the six months ended June 30, 2007, we paid $252 million for acquisitions of businesses, including $248 million, net of cash acquired, for the acquisition of QSS, and $4 million of additional consideration for the acquisition of eServ LLC.

•	During the six months ended June 30, 2008, we purchased $27 million of property, equipment and purchased software as compared to $48 million during the six months ended June 30, 2007. The first six months of 2007 included purchases related to our business expansion needs for data center and office facilities.

•	During the six months ended June 30, 2008, we liquidated short-term investments of $23 million, net as compared $133 million, net during the six months ended June 30, 2007. The liquidation during the first six months of 2007 was in connection with our acquisition of QSS.

•	During the six months ended June 30, 2008, we paid $20 million for acquisitions of businesses, including $14 million, net of cash acquired, for the acquisition of HighQIT for the manufacturing industry GmbH and its subsidiary (collectively, called HighQIT), $4 million of additional consideration for the acquisition of eServ LLC, and $4 million for an acquisition in the second quarter of 2008. These payments were partially offset by purchase price adjustments paid to us of $2 million.
Financing Activities
Net cash used in financing activities was $46 million for the six months ended June 30, 2008, as compared to net cash provided by financing activities of $94 million for the six months ended June 30, 2007. This decrease is primarily due to a $30 million payment against a portion of our credit facility, a $24 million purchase of treasury stock in 2008, and a decrease in cash received upon exercise of employee stock options. In addition, 2007 included an additional $75 million borrowed against our restated and amended credit facility in connection with our acquisition of QSS in 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2008, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $1 million, as the U.S. dollar strengthened against the Indian Rupee, but weakened against the Euro, Swiss Franc, Singapore Dollar, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At June 30, 2008, we had numerous derivatives to purchase and sell various currencies in the amount of $221 million, which expire at various times before the end of 2010.
Significant Accounting Standards to be Adopted
See Note 1, “General,” in the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. These cases focus on alleged improper practices of investment banks. Our case has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation and certain issues, including class certification issues, are being considered in a limited number of test cases. In December 2006, the Second Circuit Court of Appeals vacated the trial court’s class certifications in the test cases, finding the predominance of common questions over individual questions that is required for class certification cannot be met by those plaintiffs. The plaintiffs are seeking certification of a narrower class at the trial court level.
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
For the Quarter Ended June 30, 2008
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of shareholders on May 9, 2008. The purpose of the meeting was to elect eleven nominees to serve as our directors, approve the Amended and Restated 1999 Employee Stock Purchase Plans, and ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The number of shares voted with respect to each nominee was as follows:

Nominee	For	Withheld
Ross Perot	108,106,281	2,432,923
Ross Perot, Jr.	108,059,976	2,479,228
Peter A. Altabef	108,199,500	2,339,704
Steven Blasnik	106,155,424	4,383,780
John S.T. Gallagher	109,964,344	574,860
Carl Hahn	109,897,919	641,285
DeSoto Jordan	91,474,995	19,064,209
Thomas Meurer	107,280,652	3,258,552
Cecil H. (C. H.) Moore, Jr.	109,949,641	589,563
Anthony J. Principi	109,941,867	597,337
Anuroop (Tony) Singh	109,934,435	604,769
All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors. The proposed Amended and Restated 1999 Employee Stock Purchase Plans were approved by the shareholders. The vote was 100,948,026 for, 193,255 against, and 35,428 abstaining. The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified by the shareholders. The vote was 110,277,148 for, 232,357 against, and 29,698 abstaining.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
ITEM 6: EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

31.1*	Rule 13a-14 Certification dated July 29, 2008, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated July 29, 2008, by John E. Harper, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated July 29, 2008, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated July 29, 2008, by John E. Harper, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: July 29, 2008	By	/s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer