Form 10-Q
period 2008-09-30
PEROT SYSTEMS CORP
filed 2008-11-04
CIK 894253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to
Commission File Number 1-14773
PEROT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	75-2230700
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑
Number of shares of registrant’s common stock outstanding as of October 31, 2008: 120,847,747 shares of Class A Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(unaudited)

	September 30, 2008	December 31, 2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$246	$187
Short-term investments	—	23
Accounts receivable, net	488	477
Prepaid expenses and other	91	70

Total current assets	825	757
Property, equipment and purchased software, net	216	235
Goodwill	721	713
Deferred contract costs, net	107	82
Other non-current assets	107	113

Total assets	$1,976	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64	$69
Deferred revenue	65	55
Accrued compensation	85	58
Income taxes payable	15	18
Accrued and other current liabilities	129	130

Total current liabilities	358	330
Long-term debt	181	213
Non-current deferred revenue	79	70
Other non-current liabilities	53	44

Total liabilities	671	657

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	582	565
Retained earnings	786	698
Treasury stock	(53)	(49)
Accumulated other comprehensive income	(11)	28

Total stockholders’ equity	1,305	1,243

Total liabilities and stockholders’ equity	$1,976	$1,900

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions, except per share data)
Revenue	$711	$655	$2,096	$1,880
Direct cost of services	587	542	1,734	1,556

Gross profit	124	113	362	324
Selling, general and administrative expenses	76	71	223	212

Operating income	48	42	139	112
Interest income	2	2	5	6
Interest expense	(2)	(3)	(7)	(8)
Other income, net	—	—	3	1

Income before taxes	48	41	140	111
Provision for income taxes	18	16	52	40

Net income	$30	$25	$88	$71

Earnings per share of common stock:
Basic, Class A	$0.25	$0.20	$0.74	$0.58
Basic, Class B		$0.20		$0.58
Diluted	$0.25	$0.20	$0.73	$0.57
Diluted, Class B		$0.20		$0.57
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	120,151	122,391	119,750	121,577
Basic and diluted, Class B		648		757
Diluted	122,576	125,315	121,712	124,967
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net income	$88	$71
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	85	76
Impairment of assets	3	2
Stock-based compensation	13	12
Change in deferred taxes	(1)	(3)
Excess tax benefits from stock-based compensation arrangements	—	(3)
Other non-cash items	—	(1)
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	(18)	(49)
Prepaid expenses	(15)	(6)
Deferred contract costs, net	(43)	(41)
Accounts payable and accrued liabilities	(15)	(12)
Accrued compensation	31	(28)
Deferred revenue	19	20
Income taxes	(3)	(1)
Other current and non-current assets	(7)	(1)
Other current and non-current liabilities	1	(1)

Net cash provided by operating activities	138	35

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(38)	(66)
Acquisitions of businesses, net	(18)	(338)
Purchases of short-term investments	(40)	(600)
Net proceeds from sale of short-term investments	63	733
Other	1	—

Net cash used in investing activities	(32)	(271)

Cash flows from financing activities:
Repayments of debt	(34)	—
Proceeds from issuance of long-term debt	—	130
Proceeds from issuance of common stock	8	21
Proceeds from issuance of treasury stock	16	—
Excess tax benefits from stock-based compensation arrangements	—	3
Purchases of treasury stock	(24)	—

Net cash provided by (used in) financing activities	(34)	154

Effect of exchange rate changes on cash and cash equivalents	(13)	7

Net increase (decrease) in cash and cash equivalents	59	(75)
Cash and cash equivalents at beginning of period	187	250

Cash and cash equivalents at end of period	$246	$175

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. GENERAL
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, in our Annual Report on Form 10-K filed with the SEC on February 28, 2008. Operating results for the three and nine month period ended September 30, 2008, are not necessarily indicative of the results for the year ending December 31, 2008.
Fair Value Measurements
We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” on January 1, 2008, for our financial assets and liabilities. As permitted by Financial Accounting Standards Board Staff Position No. 157-2, we will adopt FAS 157 for our nonfinancial assets and liabilities on January 1, 2009. FAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. FSP 157-2 amends FAS 157 to delay the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities. We are currently evaluating the impact this statement will have on our nonfinancial assets and liabilities and the resulting impact on our results of operations and financial position.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Cash equivalents — money market funds	$162	$162	$—	$—
Interest rate swaps	$(2)	$—	$(2)	$—
Foreign currency derivative financial instruments:
Forward contracts	$(12)	$(12)	$—	$—
Options	$(6)	$—	$(6)	$—
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
In December 2007, the FASB issued FAS No. 141R, “Business Combinations”. FAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. FAS 141R will change the accounting treatment for certain specific acquisition-related items, including the expensing of acquisition-related costs as incurred and the recognition of contingent liabilities. FAS 141R also includes a substantial number of new disclosure requirements. FAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except as it relates to certain income tax accounting

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
matters. We are currently evaluating the impact this statement will have on our results of operations and financial position.
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
FSP No. FAS 142-3
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No 142, “Goodwill and Other Intangible Assets.” This Position is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. We are currently evaluating the impact this statement will have on our results of operations and financial position.
NOTE 2. DERIVATIVE FINANCIAL INSTRUMENTS
We have elected hedge accounting under FAS 133 for certain foreign currency derivative financial instruments and have designated them as cash flow hedges. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the condensed consolidated income statements. As of September 30, 2008, the notional amount of foreign currency derivative financial instruments outstanding totaled approximately $198 million, of which approximately $163 million relates to derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next 27 months. At September 30, 2008, the estimated net amount of loss that is expected to be reclassified into earnings within the next 12 months is $8 million ($7 million, net of tax).
On August 31, 2007, we entered into two interest rate swaps, which we designated as cash flow hedges under FAS 133. The first interest rate swap effectively converted $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.28%. The second interest rate swap effectively converted an additional $55 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.33%. As of September 30, 2008, the unrealized loss on our interest rate swaps, reflected in accumulated other comprehensive income, was approximately $2 million ($1 million, net of tax).

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3. ACQUISITIONS
HighQIT for the manufacturing industry GmbH
On May 6, 2008, we acquired all of the outstanding shares of HighQIT for the manufacturing industry GmbH and its subsidiary HighQIT for the manufacturing industry Slovakia s.r.o. (collectively, HighQIT), a provider of SAP consulting, software engineering, implementation and training as well as maintenance and support for IT solutions. The acquisition of HighQIT adds to our consulting capabilities and expands our presence in Europe. The initial purchase price for HighQIT was $14 million, of which approximately $3 million is being held in escrow for potential purchase price adjustments. The purchase agreement contains provisions that include additional payments totaling up to approximately $5 million in cash during the next three fiscal years. The possible future payments are contingent upon HighQIT achieving certain financial targets over the same period. The allocation of the purchase consideration to the assets and liabilities acquired, including goodwill, has not been completed due to the pending completion of tangible and intangible assets appraisals. As of September 30, 2008, the estimated fair values of the acquired intangible assets totaled $6 million, resulting in the estimated excess purchase price over net assets acquired of $6 million, which was recorded as goodwill on the condensed consolidated balance sheet, was assigned to the Industry Solutions segment, and is not deductible for tax purposes. This business is not considered material to our consolidated results of operations, financial position, or cash flows.
JJ Wild, Inc.
On August 31, 2007, we acquired all of the outstanding shares of JJ Wild Holdings, Inc., and its subsidiary, JJ Wild, Inc. (collectively, JJ Wild). During the first quarter of 2008, the valuation of the intangible assets was concluded, resulting in $1 million of the purchase price being reclassified from intangible assets to goodwill. During the third quarter of 2008, the purchase price was reduced by $3 million pursuant to a contractual purchase price adjustment.
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
eServ, LLC
On February 28, 2006, we acquired substantially all of the assets of eServ, LLC, a provider of project engineering outsourcing services. During the second quarter of 2008, we determined that eServ LLC met their financial targets for 2007 and we paid $4 million of additional consideration in cash, which was recorded as goodwill on the consolidated balance sheet.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Other
Additionally, during the second quarter of 2008, we purchased another business for an initial purchase price of $4 million. This acquisition is not material to our consolidated results of operations, financial position, or cash flows.
As of September 30, 2008, we have made all payments related to our acquisitions, except for a potential payment totaling $5 million to the sellers of HighQIT, as described above, and a potential payment totaling $2 million for an immaterial acquisition made in the second quarter of 2008.
NOTE 4. GOODWILL
The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by reportable segment are as follows:

	Industry	Government
	Solutions	Services	Total
		(in millions)
Balance as of December 31, 2007	$413	$300	$713
Goodwill resulting from the HighQIT acquisition	6	—	6
Additional goodwill resulting from the eServ acquisition	4	—	4
Other	(1)	(1)	(2)

Balance as of September 30, 2008	$422	$299	$721

During the third quarter of 2008, we combined our Consulting and Applications Solutions line of business with certain reporting units within our Industry Solutions line of business. As a result of this change, we reclassified the goodwill relating to the Consulting reporting unit to the Commercial Solutions reporting unit and allocated the goodwill related to the Applications Solutions reporting unit to certain reporting units within the Industry Solutions line of business based on the relative fair values of those certain reporting units.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5. IDENTIFIABLE INTANGIBLE ASSETS
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of September 30, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service marks	$4	$(2)	$2
Customer-based assets	90	(38)	52
Other intangible assets	3	(3)	—

Total	$97	$(43)	$54

Total amortization expense for identifiable intangible assets was $14 million and $12 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense is estimated at $19 million, $17 million, $15 million, $12 million, and $2 million for the years ended December 31, 2008 through 2012, respectively. Identifiable intangible assets are amortized over their estimated useful lives, ranging from one to seven years.
NOTE 6. COMPREHENSIVE INCOME
Total comprehensive income, net of tax, was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$30	$25	$88	$71
Net unrealized gain (loss) on foreign exchange forward contracts, options, and interest rate swaps	(1)	2	(18)	2
Foreign currency translation adjustments	(15)	3	(21)	10

Total comprehensive income	$14	$30	$49	$83

The related net change associated with hedging transactions for our derivative financial instruments designated as hedges under FAS 133 for the nine months ended September 30, 2008 was as follows (in millions):

Accumulated gain at December 31, 2007	$1
Net unrealized loss on hedging transactions	(21)
Reclassifications into earnings	3

Total accumulated loss at September 30, 2008	$(17)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7. STOCKHOLDERS’ EQUITY
At September 30, 2008, there were 120,807,000 shares of our Class A Common Stock outstanding. At December 31, 2007, there were 120,364,000 shares of our Class A Common Stock outstanding.
NOTE 8. STOCK OPTIONS AND STOCK-BASED COMPENSATION
Stock-based compensation
For the three and nine months ended September 30, 2008 and 2007, stock-based compensation expense related to stock options, restricted stock and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Direct cost of services	$1	$1	$3	$3
Selling, general and administrative expenses	3	3	10	9

Stock-based compensation expense	4	4	13	12
Total stock-based compensation expense, net of tax	3	3	8	8
At September 30, 2008, there was $41 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.
We utilize the Black-Scholes option pricing model to calculate our stock-based employee compensation expense, and the assumptions used were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average risk free interest rates	3.20%	4.88%	2.80%	4.88%
Weighted average life (in years)	4.72	5.0	4.72	5.0
Volatility	27%	23%	27%	23%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$5.03	$4.65	$4.09	$4.67

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Activity in our stock-based compensation plans
Activity in stock options for Class A Common Stock was as follows (options in thousands):

	Nine months ended September 30,
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at January 1	16,240	15.00	18,169	14.42
Granted	1,683	14.34	1,602	15.41
Exercised	(1,427)	11.10	(1,705)	8.22
Forfeited	(953)	15.92	(1,438)	17.28

Outstanding at September 30	15,543	15.23	16,628	14.90
Exercisable at September 30	9,176	15.73	8,945	15.51
For outstanding and exercisable options at September 30, 2008, the weighted average remaining contractual term (in years) is 3.63 and 2.88, respectively. For outstanding and exercisable options at September 30, 2008, the aggregate intrinsic value is $51 million and $32 million, respectively.
The number of outstanding nonvested restricted stock units was 1,229,000 shares at September 30, 2008, with a weighted-average grant-date fair value per share of $14.66. The number of nonvested restricted stock units that vested or forfeited for the nine months ended September 30, 2008 was insignificant.
NOTE 9. INCOME TAXES
Our effective tax rate for the nine months ended September 30, 2008 was 37.1% as compared to 36.0% for the first nine months ended 2007. Income tax expense for 2008 includes a charge to revalue deferred tax assets resulting from the extension of a tax holiday applicable to our India operations, partially offset by benefits attributable to our foreign operations.
The gross balance of reserves for uncertain tax positions was $20 million at September 30, 2008, which excludes $4 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefits of $16 million include $14 million that, if recognized, would benefit our effective income tax rate and $2 million that, if recognized, would reduce goodwill.  We are currently in negotiations with the Internal Revenue Service regarding issues under appeal for taxable years 2003 and 2004. While we believe that we will reach resolution on these issues in the next 12 months, we are unable to determine the impact on our financial statements at this time.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10. SEGMENT DATA
On July 1, 2008, we combined our Consulting and Applications Solutions line of business with our Industry Solutions line of business, resulting in a reduction from three segments to two segments: Industry Solutions and Government Services. This realignment helps us unify teams where these two lines of business had an overlap in markets, leverage our domain expertise, and build upon the growing collaboration between these lines of business in providing globally delivered services.
The following is a summary of certain financial information by reportable segment for the three and nine months ended September 30, 2008 and 2007:

	Industry	Government
	Solutions	Services	Other(1)	Total
	(in millions)
For the three months ended September 30, 2008:
Revenue	$544	$168	$(1)	$711
Income before taxes	39	9	—	48
For the three months ended September 30, 2007:
Revenue	$508	$147	$—	$655
Income before taxes	37	6	(2)	41
For the nine months ended September 30, 2008:
Revenue	$1,608	$490	$(2)	$2,096
Income before taxes	123	17	—	140
For the nine months ended September 30, 2007:
Revenue	$1,476	$406	$(2)	$1,880
Income before taxes	97	17	(3)	111
All prior period amounts have been adjusted to reflect the combination of our Consulting and Application Solutions line of business with our Industry Solutions line of business.
(1)	“Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $1 million for the three months ended September 30, 2008 and $2 million for the nine months ended September 30, 2008 and 2007 related to the provision of services by the Industry Solutions segment to the Government Services segment.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 11. EARNINGS PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations under the two-class method:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Basic Earnings per Common Share
Net income allocated to Class A common shares (1)	$30,341	$25,088	$88,443	$70,914

Weighted average common shares outstanding, Class A	120,151	122,391	119,750	121,577

Basic earnings per common share	$0.25	$0.20	$0.74	$0.58

Net income allocated to Class B common shares (1)		$133		$441

Weighted average common shares outstanding, Class B		648		757

Basic earnings per common share		$0.20		$0.58

Diluted Earnings per Common Share
Net income (2)	$30,341	$25,221	$88,443	$71,355

Weighted average common shares outstanding	120,151	123,039	119,750	122,334
Incremental shares assuming dilution	2,425	2,276	1,962	2,633

Weighted average diluted common shares outstanding (3)	122,576	125,315	121,712	124,967

Diluted earnings per common share	$0.25	$0.20	$0.73	$0.57

Net income allocated to Class B common shares (4)		$130		$430

Weighted average common shares outstanding, Class B		648		757

Diluted earnings per common share, Class B		$0.20		$0.57

(1)	Net income is allocated to Class A and Class B common shares based on weighted average common shares attributable to each class of stock.

(2)	For purposes of the diluted net income per share computation for common stock, shares of Class B are assumed to be converted; therefore, 100% of net income is allocated to common stock.

(3)	Class B shares are assumed to be converted in the weighted average diluted common shares outstanding.

(4)	Net income is allocated to class B common shares based on the weighted average diluted common shares attributable to each class of stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Options and restricted stock units that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Common stock options	7,214	9,822	8,415	9,484
Restricted stock units	—	10	—	4
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Lines of Business
As of July 1, 2008, we combined our Consulting and Applications Solutions line of business with our Industry Solutions line of business, resulting in a reduction from three segments to two segments: Industry Solutions and Government Services. This realignment helps us unify teams where these two lines of business had an overlap in markets, leverage our domain expertise, and build upon the growing collaboration between these lines of business in providing globally delivered services. Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. Industry Solutions also provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing under short-term contracts related to specific projects. The Government Services segment provides infrastructure support, application design and development, consulting, engineering, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various federal intelligence agencies, and other governmental agencies.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Our Financial Results for the Third Quarter of 2008
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. A severe or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies where we operate. This could reduce demand and depress pricing for our services, especially with respect to discretionary project services that are above contractual backlog, or our clients could become unable to meet their financial obligations to us under the terms of our existing services agreements.  Approximately 34% of our revenues for the three months ended September 30, 2008, were non-backlog revenues. These potential consequences of a severe or prolonged economic downturn could have a material adverse effect on our results of operations or financial condition.
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
Revenue Growth
Revenue growth is a measure of the growth we generate through sales of services to new customers, expansion and extension of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for the third quarter of 2008 grew by 8.5% as compared to the third quarter of 2007. As discussed in more detail below, this revenue growth came primarily from the following:
•	Revenue from expansion of base services from existing accounts and project work.
•	Revenue from new contracts signed during the twelve-month period following the third quarter of 2007.
•	Revenue related to acquisitions.
Offsetting these increases was a decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for the third quarter of 2008 increased 25% to $0.25 per share from $0.20 per share for the third quarter of 2007. Account improvement and new sales contributed $0.11 of earnings growth year-to-year. This improvement was partially offset primarily by an increase in incentive compensation resulting in approximately $0.05 impact on earnings per share and early stage acquisitions that are dilutive to earnings.
Free Cash Flow
We calculate free cash flow on a year to date basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow for the nine months ended September 30, 2008 was a source of cash of $100 million as compared to a use of cash of $31 million for the nine months ended September 30, 2007. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Nine Months
	Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$138	$35
Purchases of property, equipment and software	(38)	(66)

Free cash flow	$100	$(31)

See “Liquidity and Capital Resources” below for additional discussion of net cash provided by operating activities and investing activities.
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
Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
TCV signed during each quarterly period. During the twelve-month periods ending September 30, 2008 and September 30, 2007, the amount of TCV signed was $1.4 billion and $1.7 billion, respectively.
Additional Measurements
Both of our primary lines of business have distinct economic factors, business trends, and risks that could affect our results of operations. As a result, in addition to the four metrics discussed above that we use to measure our consolidated financial performance, we use similar metrics for each of these lines of business and for certain industry groups and operating units within these lines of business.
Comparison of the Three Months Ended September 30, 2008 and 2007
Revenue
Revenue for the third quarter of 2008 increased from revenue for the third quarter of 2007 across both segments. Below is a summary of our revenue for the third quarter of 2008 as compared to the third quarter of 2007 (amounts in millions):

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Industry Solutions	$544	$508	$36	7.1%
Government Services	168	147	21	14.3%
Elimination of intersegment revenues	(1)	—	(1)	—

Total	$711	$655	$56	8.5%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the third quarter of 2008 as compared to the third quarter of 2007 was primarily attributable to:
•	$26 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.
•	$23 million increase from new contracts signed during the twelve-month period following the third quarter of 2007. This increase was composed of $14 million, $8 million, and $1 million from new contracts signed in the Commercial Solutions, Healthcare, and Insurance and Business Processing groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	$7 million increase from revenue related to acquisitions made in the past year.
Partially offsetting these increases was a $20 million decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.
Government Services
The $21 million, or 14.3%, net increase in revenue from the Government Services segment for the third quarter of 2008 as compared to the third quarter of 2007 was primarily attributable to the ramp up of new contracts. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, was 17.4% and 17.3% of revenue for the third quarter of 2008 and 2007, respectively. The relatively consistent margin is primarily due to the following:
•	Increased gross margin within Industry Solutions segment, including an increase from contract profit improvements, project growth, and efficiency gains.
The increase to our gross margin was largely offset by:
•	Reduced gross margin for Government Services, primarily attributable to losses on a project that ended in the quarter.

•	Increased incentive compensation, net of amounts reimbursable by our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2008 increased 7.0% to $76 million from $71 million for the third quarter of 2007. The increase in expenses was primarily due to an increase in SG&A expense from acquisitions made in third quarter of 2007 and the second quarter of 2008, as well as increased employee incentive compensation. These increases were partially offset by cost reduction activities. SG&A for the third quarter of 2008 was 10.7% of revenue, which is lower than SG&A for the third quarter of 2007, which was 10.8% of revenue. The decrease in the SG&A as a percentage of revenue was primarily due to cost reduction activities, partially offset by an increase in employee incentive compensation.
Other Income Statement Items
Our effective tax rate for the third quarter of 2008 was 37.5% as compared to 39.0% for the third quarter of 2007. Income tax expense for the third quarter of 2008 included increased tax benefits attributable to our foreign operations. Income tax expense for the third quarter of 2007 included increased tax expense related to the expiration of one of our tax holidays in India.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Nine Months Ended September 30, 2008 and 2007
Revenue
Revenue for the nine months ended September 30, 2008, increased from revenue for the nine months ended September 30, 2007 across both segments. Below is a summary of our revenue for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 (amounts in millions):

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Industry Solutions	$1,608	$1,476	$132	8.9%
Government Services	490	406	84	20.7%
Elimination of intersegment revenues	(2)	(2)	—	—

Total	$2,096	$1,880	$216	11.5%

Industry Solutions
The net increase in revenue from the Industry Solutions segment for the first nine months of 2008 as compared to the first nine months of 2007 was primarily attributable to:
•	$74 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.
•	$59 million increase from new contracts signed during the twelve-month period following the third quarter of 2007. This increase was composed of $37 million, $18 million, and $4 million from new contracts signed in the Commercial Solutions, Healthcare, and Insurance and Business Processing groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$54 million increase from revenue related to acquisitions.
Partially offsetting these increases was a $55 million decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Government Services
The $84 million, or 20.7%, net increase in revenue from the Government Services segment for the first nine months of 2008 as compared to the first nine months of 2007 was primarily attributable to the ramp up of new contracts, an increase in base services to existing customers and to the acquisition of QSS Group, Inc. (QSS) on January 30, 2007. Prior to the acquisition, QSS had recognized $25 million in revenue in the first quarter of 2007. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, was 17.3% and 17.2% for the nine months ended September 30, 2008 and 2007, respectively. The year over year comparability is a result of increased gross margin within the Industry Solutions segment, including an increase from contract profit improvements, project growth, and cost management, offset by:
•	Reduced gross margin for Government Services, primarily attributable to lower profit margins related to an early stage outsourcing contract signed in 2007, and losses on a project that ended in the quarter.
•	Increased incentive compensation, net of amounts reimbursable by our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2008, increased 5.2% to $223 million from $212 million for the nine months ended September 30, 2007. The increase in expenses was primarily due to an increase in SG&A expense from acquisitions made in third quarter 2007 and the second quarter of 2008, as well as increased employee incentive compensation. These increases were partially offset by cost reduction activities. SG&A for the first nine months of 2008 was 10.6% of revenue, which is lower than SG&A for the first nine months of 2007 which was 11.3% of revenue. The decrease in the SG&A as a percentage of revenue was primarily due to cost reduction activities, partially offset by an increase in employee incentive compensation.
Other Income Statement Items
Our effective tax rate for the nine months ended September 30, 2008 was 37.1% as compared to 36.0% for the first nine months ended 2007. Income tax expense for 2008 includes a charge to revalue deferred tax assets resulting from the extension of a tax holiday applicable to our India operations, partially offset by benefits attributable to our foreign operations.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
At September 30, 2008, we have cash and cash equivalents of $246 million. We believe our existing cash and cash equivalents, expected cash flows from operating activities, and the $98 million that is available under our restated and amended credit facility, will provide us sufficient funds to meet our operating needs for the foreseeable future. During the nine months ended September 30, 2008, cash and cash equivalents increased 31.6% to $246 million from $187 million at December 31, 2007.
Operating Activities
Net cash provided by operating activities was $138 million for the nine months ended September 30, 2008, as compared to net cash provided by operating activities of $35 million for the nine months ended September 30, 2007. The primary reasons for the changes are as follows:
•	Net income was $88 million and $71 million for the nine months ended September 30, 2008 and 2007, respectively. Depreciation and amortization expense, which are non-cash expenses, were $85 million and $76 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in depreciation and amortization expense in 2008 as compared to 2007 was due primarily to purchases of property and equipment in late 2007 associated with data center migration, our recent data center expansion, and acquisitions. Stock based compensation expense, which is a non-cash expense, was $13 million and $12 million for the nine months ended September 30, 2008 and 2007.
•	Cash decreased due to an $18 million increase in accounts receivable, net, for the nine months ended September 30, 2008, as compared to $49 million increase for the same period of the prior year. We typically collect our accounts receivable within 62-65 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.
•	Cash used in accounts payable and accrued liabilities was $15 million for the nine months ended September 30, 2008, as compared to cash used of $12 million for the same period of the prior year. This decrease is primarily due to the timing of vendor payments.
•	Bonuses paid to associates under our bonus plans in the first nine months of 2008 and 2007 (including payments of annual bonus amounts relating to the previous year’s bonus plan) were approximately $28 million and $54 million, respectively. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion. The increase in accrued compensation in 2008 primarily represents accrued annual incentive compensation, which is expected to be paid in the first quarter of the following year.
•	During the nine months ended September 30, 2008, we made net cash payments for income taxes of $57 million as compared to $44 million in the nine months ended September 30, 2007.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Investing Activities
Net cash used in investing activities was $32 million for the nine months ended September 30, 2008, as compared to net cash used in investing activities of $271 million for the same period in 2007. This change was primarily attributable to the following:
•	During the nine months ended September 30, 2007, we paid $338 million for acquisitions of businesses, including $248 million, net of cash acquired, for the acquisition of QSS, $86 million, net of cash acquired, for the acquisition of JJ Wild Holdings, Inc. and its subsidiary, JJ Wild, Inc., (collectively, “JJ Wild”) and $4 million of additional consideration for the acquisition of eServ LLC, a provider of project engineering outsourcing services.
•	During the nine months ended September 30, 2008, we purchased $38 million of property, equipment and purchased software as compared to $66 million during the nine months ended September 30, 2007. The first nine months of 2007 included purchases of property and equipment associated with data center migration and our recent data center expansion.
•	During the nine months ended September 30, 2008, we liquidated short-term investments of $23 million, net, as compared to $133 million, net, during the nine months ended September 30, 2007. The liquidation during the first nine months of 2007 was in connection with our acquisition of QSS.
•	During the nine months ended September 30, 2008, we paid $18 million for acquisitions of businesses, including $14 million, net of cash acquired, for the acquisition of HighQIT for the manufacturing industry GmbH and its subsidiary (collectively, called HighQIT), $4 million of additional consideration for the acquisition of eServ LLC, and $4 million for an acquisition in the second quarter of 2008. These payments were partially offset by purchase price adjustments paid to us of $4 million.
Financing Activities
Net cash used in financing activities was $34 million for the nine months ended September 30, 2008, as compared to net cash provided by financing activities of $154 million for the nine months ended September 30, 2007. This decrease is primarily due to a $30 million payment against a portion of our credit facility and a $24 million purchase of treasury stock in 2008. In addition, 2007 included an additional $130 million borrowed against our restated and amended credit facility in connection with our acquisitions of QSS and JJ Wild.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2008, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $13 million, as the U.S. dollar strengthened against the Indian Rupee, British Pound, and other currencies. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At September 30, 2008, we had numerous derivatives to purchase and sell various currencies in the amount of $198 million, which expire at various times before the end of 2010.
Significant Accounting Standards to be Adopted
See Note 1, “General,” in the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
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
FORM 10-Q
For the Quarter Ended September 30, 2008
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
ITEM 6: EXHIBITS
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fourth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September, 24, 2004).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.2	Rights Agreement dated January 28, 1999 between the Company and The Chase Manhattan Bank (Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.3	Form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (included as Exhibit A-1 to the Rights Agreement) (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

4.4	Form of Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock (included as Exhibit A-2 to the Rights Agreement) (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

31.1*	Rule 13a-14 Certification dated November 4, 2008, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated November 4, 2008, by John E. Harper, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated November 4, 2008, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated November 4, 2008, by John E. Harper, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: November 4, 2008	By	/s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer