Form 10-K
period 2008-12-31
PEROT SYSTEMS CORP
filed 2009-02-25
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 1-14773

PEROT SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2230700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 WEST PLANO PARKWAY PLANO, TEXAS	75075
(Address of Principal Executive Offices)	(Zip Code)

(972) 577-0000
(Registrant’s Telephone Number including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock as reported on the New York Stock Exchange, was approximately $1,267,845,482 (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant’s common stock outstanding as of February 20, 2009: 119,464,311 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: certain information required in Part III of this Form 10-K is incorporated from the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2008.

FORM 10-K

For the Year Ended December 31, 2008

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

Through our flexible and collaborative approach, we integrate expertise from across the company to deliver custom solutions that enable clients to accelerate growth, streamline operations and create new levels of customer value.

Our Services

We provide the following categories of services to our customers either on a standalone basis or bundled within a comprehensive solution. Within our market-facing units and as described in more detail below, we offer a mix of these services as part of our solutions.

•	Infrastructure services

•	Applications services

•	Business process services

•	Consulting services

Infrastructure Services

Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, risk management, and virtualization (the management of leveraged computing environments). We also offer our global services under a modular concept, which allows our customers to select all services mentioned above or only certain subsets, depending on their needs. We are responsible for defining the infrastructure technology strategies for our customers. We identify new technology offerings and innovations that deliver value to our customers. We manage, resolve, and document problems in our customers’ computing environments and provide comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions. All of these activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain. We typically hire a significant portion of the customer’s staff that supported these functions prior to the transition of services. We then apply our expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

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

Consulting Services

Consulting services include strategy consulting, enterprise consulting, technology consulting, the implementation of prepackaged software applications, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.

Our Contracts

Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit, and pricing risk of a business relationship. For the year ended December 31, 2008:

•	Approximately 49% of our revenue was from fixed-price contracts and per-unit priced contracts. Under fixed-price contracts, our customers pay us a set amount for contracted services. Fixed-price contracts frequently include a variable component of pricing based on service volumes that exceed or fall below a defined range of volumes, which adds a per-unit pricing component to these fixed-price arrangements. For some fixed-price contracts, the price is set so the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services. Under per-unit priced contracts, our customers pay us based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of the contract.

•	Approximately 30% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months, and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 21% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer.

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

Our Lines of Business

We offer our services under two primary lines of business: Industry Solutions and Government Services. We consider these two lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 15, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements included herein. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, delivery groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area.

Industry Solutions

Industry Solutions, which is our largest line of business and represented approximately 77%, 79%, and 87% of our total revenue for 2008, 2007, and 2006, respectively, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology, applications, and business process services, as well as industry domain-based, short-term project and consulting services. Industry Solutions also provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing under short-term contracts related to specific projects. Our Industry Solutions line of business consists of two delivery groups — Healthcare and Commercial.

Healthcare

Our Healthcare group, which represented approximately 47%, 51%, and 48% of our total revenue for 2008, 2007, and 2006, respectively, and approximately 61%, 65%, and 55% of revenue for the Industry Solutions line of business for 2008, 2007, and 2006, respectively, provides services primarily to providers of healthcare, but we also serve health insurance organizations and organizations that are a part of the healthcare supply chain:

•	Providers — including hospitals, physician practices, and public sector agencies. Our hospital customers include health systems and freestanding hospitals. Our physician practice customers include large and community practice groups. Within the public sector, we focus on federal government healthcare agencies such as the Veterans Health Administration;

•	Health insurance organizations — including national insurers, Blue Cross and Blue Shield plans and regional managed care organizations; and

•	Healthcare supply chain — including medical surgical suppliers and distributors and retail pharmacy.

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

Commercial

Our Commercial group, which represented approximately 30%, 28%, and 39% of our total revenue for 2008, 2007, and 2006, respectively, and approximately 39%, 35%, and 45% of revenue for the Industry Solutions line of business for 2008, 2007, and 2006, respectively, provides services to customers primarily in three markets:

•	Consumer — including customers in technology, travel, transportation, telecom, and publishing industries.

•	Manufacturing — including customers in automotive and automotive components and parts, machinery and durable goods.

•	Financial Services — including customers in capital markets, banking, insurance, and credit rating agencies.

Within Commercial, we provide a full range of services including consulting, applications, infrastructure, product engineering, and business process services. Our infrastructure and application services are designed to help clients reduce technology costs while increasing operational quality. Our product engineering services are focused on helping manufacturers to develop their products more effectively and include research and design engineering, program management, and manufacturing engineering. Our industry-specific consulting services include the business and technology solutions that improve the efficiencies of critical processes, including product design, supply chain execution, call centers, collaborative engineering tools, manufacturing plant floor processes, and consulting and implementation of enterprise resource planning software packages.

Government Services

Our Government Services group, which represented approximately 23%, 21%, and 13% of our total revenue for 2008, 2007, and 2006, respectively, provides information technology infrastructure and application services, consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various civilian agencies including the Department of Education and NASA, various federal intelligence agencies, and other governmental agencies.

Our core product portfolio includes information technology and business process outsourcing, business process services, IT infrastructure and applications support, and a wide array of professional services. These services include the direct support of engineering, safety, quality assurance, logistics, environmental, and program management for federal managers across a broad spectrum of critical programs. We provide IT infrastructure support to the federal government through management consulting services, information technology and systems support, application design and development, government financial services, business process services and outreach, media, and communications services.

Perot Systems Associates

The markets for IT personnel and business integration professionals are intensely competitive. A key part of our business strategy is the hiring, training, and retaining of highly motivated personnel with strong character and leadership traits. We believe that employing associates with such traits is — and will continue to be — an integral factor in differentiating us from our competitors in the IT industry. In seeking such associates, we screen candidates for employment through a rigorous interview process. In addition to competitive salaries, we distribute cash bonuses that are paid promptly to reward excellent performance, and we have various incentive compensation programs, including a year-end bonus based on our performance in relation to our business and financial targets.

As of December 31, 2008, we employed approximately 23,100 associates. Some of our associates in Europe are members of work councils and have worker representatives. We believe that our relations with our associates are good.

Competition

We operate in extremely competitive markets, and the technology required to meet our customers’ needs changes. In each of our lines of business, we frequently compete with companies that have greater financial resources; more technical, sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete, as discussed below, are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully, our business, financial condition, and results of operations will be materially and adversely affected.

Competitors

We compete with a number of different information technology service providers depending upon the region, country, and/or market we are addressing. Some of our more frequent competitors include: Accenture Ltd., Affiliated Computer Services, Inc., Cap Gemini Ernst & Young, Computer Sciences Corporation, HP Services (a division of Hewlett Packard Company), IBM Global Services (a division of International Business Machines Corporation), and Unisys Corporation. Our Industry Solutions line of business also frequently competes with Atos Origin, CGI Group, Inc., Cerner Corporation, Cognizant Technology Solutions Corporation, Deloitte Consulting LLP (a member of Deloitte Touche Tomatsu), HCL Technologies, iGate Global Solutions Limited, Infosys Technologies Limited, L&T Infotech Ltd., Mastek Limited, McKesson Corporation, MphasiS, Patni Computer Systems Limited, Polaris Software Lab Limited, Sapient Corporation, Siemens Business Services, Inc., Tata Consultancy Services Limited, Tech Mahindra, Wipro Limited, smaller consulting firms with industry expertise in areas such as healthcare or financial services, and the consulting divisions of large systems integrators and information technology services providers. In addition, our Government Services line of business frequently competes with Booz-Allen and Hamilton, CACI International, Inc., General Dynamics, Lockheed Martin Corporation, Northrop Grumman Corporation, Science Applications International Corporation, SRA International, Stanley, Inc., and Verizon Communications Inc. We may also compete with non-IT outsourcing providers who enter into marketing and business alliances with our customers that provide for the consolidation of services. As we enter new markets, we expect to encounter additional competitors. We also frequently compete with our customers’ own internal information technology capability, which may constitute a fixed cost for our customer.

How We Compete

We compete on the basis of a number of factors, including the attractiveness and breadth of the business strategy and professional services that we offer, pricing, technological innovation, industry expertise, and quality of service. Our Industry Solutions line of business also competes on our scale. For our Industry Solutions Segment, emerging offshore development capacity in countries such as India, Mexico, and the Philippines is increasing the degree of competition for our software development services. For our Government segment, we frequently compete in federal and defense programs with declining budgets, which creates pressure to lower our prices. In addition, the market for consulting services is affected by an oversupply of consulting talent, both domestically and offshore, which results in downward price pressure for our services. All of these factors may increase pricing pressure on us.

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

Our business may be adversely affected by a number of economic and business factors.

Our business may be adversely affected by a number of factors, including general economic conditions, the amount and type of technology spending that our customers undertake, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. For instance, in the current economic downturn, our customers are deferring many purchasing decisions regarding our services. This could have a negative effect on our revenue and profit if a significant number of them continue to defer or elect not to proceed with new contracts. Our ability to identify and effectively respond to these factors is important to our future financial and growth position. Both of our major lines of business have distinct economic factors, business trends, and risks that could have a material adverse effect on our results of operations and financial condition.

We maintain an investment portfolio of various short-term financial instruments. However, our investments, including our cash and cash equivalents, are subject to general credit, liquidity, market, and interest rate risk and these risks are heightened in the current economic environment. If the global credit markets continue to deteriorate, our investments may be negatively impacted, which could result in reduced liquidity or investment losses.

If customers reduce spending that is currently above contractual minimums, our revenue and profits could diminish.

Some of our outsourcing customers request services in excess of the minimum level of services required by the contract. These services are often in the form of project work and are discretionary to our customers. Our customers’ ability to continue discretionary project spending may depend on a number of factors including, but not limited to, their financial condition, and industry and strategic direction. Spending above contractual minimums by customers could end with limited notice and result in lower revenue and earnings. In the current economic climate, these amounts are at greater risk.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. The current economic downturn could result in financial difficulties for our clients, and as result cause clients to delay payments to us, request modifications to their payment arrangements or default on their payment obligations. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables, but actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. In addition, timely collection of client balances depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected.

We may bear the risk of cost overruns relating to software development and implementation services, and, as a result, cost overruns could adversely affect our profitability.

We provide services related to the development of software applications and the implementation of complex software packages for some of our customers. The effort and cost associated with the completion of these software development and implementation services are difficult to estimate and, in some cases, may significantly exceed the estimates made at the time we begin the services. We provide these software development and implementation services under time and materials and fixed-price contracts. The time and materials contracts are usually based on level-of-effort or direct costs plus a fee. Under those arrangements, we are able to bill our customer based on the actual cost of completing the services, even if the ultimate cost of the services exceeds our initial estimates. However, if the ultimate cost exceeds our initial estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the customer throughout the project, and the customer’s satisfaction with the services. As a result, we could incur losses with respect to these software development and implementation services even when they are priced on a time and materials basis. If we provide these software development or implementation services under a fixed-price contract, we bear all the risk that the ultimate cost of the project will exceed the price to be charged to the customer.

Our largest customers account for a substantial portion of our revenue and profits, and the loss of any of these customers could result in decreased revenue and profits.

Our 10 largest customers accounted for 33% of our revenue for 2008. Generally, we may lose a customer as a result of a merger or acquisition, contract expiration, the selection of another provider of information technology services, entry into strategic business and marketing alliances with other business partners, business failure or bankruptcy, or our performance. Our outsourcing contracts typically require us to maintain specified performance levels with respect to the services that we deliver to our customer, with the result that if we fail to perform at the specified levels, we may be required to pay or credit the customer with amounts specified in the contract. In the event of significant failures to deliver the services at the specified levels, a number of these contracts provide that the customer has the right to terminate the agreement. In addition, some of these contracts provide the customer the right to terminate the contract at the customer’s convenience. The customer’s right to terminate for convenience typically requires the customer to pay us a fee. We may not retain long-term relationships or secure renewals of short-term relationships with our large customers in the future.

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

Our Government Services line of business provides services as a contractor and subcontractor on various projects with U.S. government entities. Despite the fact that a number of government projects for which we serve as a contractor or subcontractor are planned as multi-year projects, the U.S. government normally funds these projects on an annual or more frequent basis. Generally, the government has the right to change the scope of, or terminate, these projects at its discretion or as a result of changes in laws or regulations that might affect our ability to qualify to perform the projects. The termination or a major reduction in the scope of a major government project could have a material adverse effect on our results of operations and financial condition. Approximately 99% of the revenue from the Government Services line of business in 2008 is from contracts with the U.S. government for which we serve as a contractor or subcontractor.

U.S. government entities audit our contract costs, including allocated indirect costs, or conduct inquiries and investigations of our business practices with respect to our government contracts. If the government finds that we incorrectly charged costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. These government remedies could have a material adverse effect on our results of operations and financial condition.

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

A significant portion of our operations is located in India. In addition to the risks regarding fluctuations in currency exchange rates and regarding international operations discussed above, the following risks associated with doing business in India could decrease our revenue and profits:

•	governments could enact legislation that restricts the provision of services from offshore locations;

•	potential wage increases and retention of associates in India; and

•	cost increases if the Government of India reduces or withholds tax benefits and other incentives provided to us or from the expiration of our existing tax holiday benefits in 2009 and 2010.

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

Our contracts generally contain provisions that could allow customers to terminate the contracts and sometimes contain provisions that enable the customer to require changes in pricing or require us to renegotiate pricing, decreasing our revenue and profits and potentially damaging our business reputation.

Our contracts with customers generally permit termination in the event our performance is not consistent with service levels specified in those contracts. The ability of our customers to terminate contracts creates an uncertain revenue and profit stream. If customers are not satisfied with our level of performance, our reputation in the industry may suffer, which may also adversely affect our ability to market our services to other customers. Furthermore, some of our contracts contain pricing provisions that permit a customer to request a benchmark study by a mutually acceptable third-party benchmarker. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range and the difference is not due to the unique requirements of the customer, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services and could negatively impact our results of operations or cash flow. Our fixed-price contracts that have per-unit pricing adjustments for service volumes that exceed or fall below a specified range of volumes generally also have a limit on these adjustments, requiring renegotiation if volumes greatly exceed or fall below a specified range of volumes, which could result in reduced revenues and profits.

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

We operate in extremely competitive markets, and the technology required to meet our customers’ needs changes. In both of our lines of business, we frequently compete with companies that have greater financial resources; more technical, sales, and marketing capacity; and larger customer bases than we do. Because many of the factors on which we compete are outside of our control, we cannot be sure that we will be successful in the markets in which we compete. If we fail to compete successfully, our business, financial condition, and results of operations will be materially and adversely affected.

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

We expect our financial results to vary from quarter to quarter. Such variations are likely to be caused by many factors that are, to some extent, outside our control, including:

•	the mix, timing, and completion of customer projects;

•	unforeseen costs on fixed- or unit-price contracts;

•	implementation and transition issues with respect to new contracts;

•	hiring, integrating, retaining, and utilizing associates;

•	the timing of new contracts and changes in scope of services performed under existing contracts;

•	the resolution of outstanding tax issues from prior years;

•	the issuance of common shares and options, together with acquisition and integration costs, in connection with acquisitions;

•	currency exchange rate fluctuations; and

•	costs to exit certain activities or terminate projects.

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

Provisions of our certificate of incorporation, bylaws, and Delaware law could deter takeover attempts.

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

As of December 31, 2008, we had offices in approximately 100 locations in the United States and nine countries outside the United States. Our office space and other facilities cover approximately 3,000,000 square feet. We own our corporate headquarters facility in Plano, Texas. Our Industry Solutions line of business uses the corporate headquarters facility and data center. The Government Services line of business does not make significant use of the facility. In addition, we own two campus facilities in India. We own the buildings and lease the land (under a 99-year lease agreement) of our Delhi facility and we own both the land and buildings of our Bangalore facility. The majority of our remaining office space and other facilities are leased.

In addition to these properties, we also occupy office space at customer locations throughout the world. We generally occupy this space under the terms of the agreement with the particular customer. We believe that our current facilities are suitable and adequate for our business.

We have commitments related to data processing facilities, office space, and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to 10 years. We have disclosed future minimum commitments under these leases and agreements as of December 31, 2008, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements, which are included elsewhere in this report. Upon expiration of our leases, we do not anticipate any significant difficulty in obtaining renewals or alternative space.

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

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A Common Stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “PER.” The table below shows the range of reported per share sales prices for each quarterly period within the two most recent fiscal years.

	High	Low

2007
First Quarter	$18.21	$15.64
Second Quarter	18.70	16.13
Third Quarter	17.37	14.53
Fourth Quarter	17.65	12.58
2008
First Quarter	$15.63	$11.10
Second Quarter	16.93	14.67
Third Quarter	18.82	14.79
Fourth Quarter	17.29	10.71

The last reported sale price of our Class A Common Stock on the NYSE on February 20, 2009, was $11.34 per share. As of February 20, 2009, the approximate number of record holders of our Class A Common Stock was 2,305.

We have never paid cash dividends on shares of our Class A Common Stock and have no current plans to pay dividends in the future.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of common stock for the fourth quarter of 2008.

Approximate
Dollar
			Total Number	Value of
			of Shares	Shares that
		Average	Purchased as	May Yet
	Total Number	Price	Part of	Be Purchased
	of Shares	Paid per	Publicly Announced	Under the
Period	Purchased(1)	Share	Plans(2)	Plans(2)

November 1, 2008 to November 30, 2008	1,723,000	$11.62	1,723,000	$37,800,000

(1)	Shares of Class A Common Stock.

(2)	Shares of Class A Common Stock. The plan that existed at December 31, 2007, was replaced by a new stock buyback program adopted on February 26, 2008, authorizing the purchase of up to $75 million of our common stock. The program authorizes the purchase of our common stock from time to time in the open market, under a Rule 10b5-1 plan, or through privately negotiated, block transactions, which may include substantial blocks purchased from unaffiliated holders.

Performance Graph

The graph below compares the performance of our Class A Common Stock since December 31, 2003.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG PEROT SYSTEMS CORPORATION, NYSE MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003.

Equity Compensation Plan Information

The following table gives information about our Class A Common Stock that may be issued under our equity compensation plans as of December 31, 2008. See Note 10, “Common and Preferred Stock,” and Note 11, “Stock Options and Stock-Based Compensation,” to the Consolidated Financial Statements included herein for information regarding the material features of these plans.

Number of
Securities Remaining
	Number of			Available for
	Securities to			Future Issuance
	be Issued		Weighted-Average	Under Equity
	Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding		Outstanding Options,	(Excluding Securities
	Options, Warrants		Warrants and	Reflected in
Plan Category	and Rights		Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	11,302,714	(1)	$15.86	40,550,048	(2)
Equity compensation plans not approved by security holders	4,117,253		$13.56	21,029	(3)

Total	15,419,967		$15.25	40,571,077

(1)	Excludes 1,030,473 restricted stock units that have been granted under the 2001 Long-Term Incentive Plan.

(2)	Includes 35,868,380 shares available to be issued under the 2001 Long-Term Incentive Plan, 4,301,668 shares available to be issued under the 1999 Employee Stock Purchase Plan, and 380,000 shares available to directors for annual equity compensation.

(3)	Shares available to be issued to directors who elect to receive stock in lieu of their cash retainer.

Item 6.	Selected Financial Data

We have derived the following consolidated statement of income data for 2008, 2007, and 2006 and consolidated balance sheet data as of December 31, 2008 and 2007 from our financial statements included herein. We have derived the following statement of income data for 2005 and 2004 and consolidated balance sheet data as of December 31, 2006, 2005, and 2004 from our 2006 Form 10-K filed on February 28, 2007 and our 2005 Form 10-K filed on February 27, 2006. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions, except per share data)

Operating Data:
Revenue	$2,779	$2,612	$2,298	$1,998	$1,773
Direct cost of services	2,292	2,130	1,905	1,575	1,405

Gross profit	487	482	393	423	368
Selling, general and administrative expenses	301	298	280	249	236

Operating income	186	184	113	174	132
Interest income (expense), net	(2)	(3)	5	4	1
Other income, net	3	1	2	2	2

Income before taxes	187	182	120	180	135
Provision for income taxes	70	67	39	69	41

Net income	$117	$115	$81	$111	$94

Earnings per share of common stock:
Basic, Class A	$0.98	$0.94	$0.67	$0.94	$0.82
Basic, Class B		$0.94	$0.67	$0.94	$0.82
Diluted	$0.97	$0.92	$0.66	$0.91	$0.78
Diluted, Class B		$0.92	$0.66	$0.91	$0.78
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	120,144	121,759	118,686	115,973	111,921
Basic, Class B		566	817	1,907	3,282
Diluted	121,924	124,650	122,118	121,867	120,532
Diluted, Class B		566	817	1,965	4,040
Balance Sheet Data (at Period End):
Cash and cash equivalents	$234	$187	$250	$260	$305
Total assets	1,978	1,900	1,581	1,371	1,226
Long-term debt	181	213	84	77	—
Stockholders’ equity	1,305	1,243	1,105	961	862
Other Data:
Capital expenditures	$55	$75	$93	$70	$33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through our flexible and collaborative approach, we integrate expertise from across the company to deliver custom solutions that enable clients to accelerate growth, streamline operations and create new levels of customer value.

Our Services

Our customers may contract with us for any one or more of the following categories of services:

•	Infrastructure services

•	Applications services

•	Business process services

•	Consulting services

Infrastructure Services

Infrastructure services are typically performed under multi-year contracts in which we assume operational responsibility for various aspects of our customers’ businesses, including data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, risk management, and virtualization (the management of leveraged computing environments). We also offer our global services under a modular concept, which allows our customers to select all services mentioned above or only certain subsets, depending on their needs. We are responsible for defining the infrastructure technology strategies for our customers. We identify new technology offerings and innovations that deliver value to our customers. We manage, resolve, and document problems in our customers’ computing environments and provide comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions. All of these activities are either performed at customer facilities or delivered through centralized data processing centers that we maintain. We typically hire a significant portion of the customer’s staff that supported these functions prior to the transition of services. We then apply our expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost.

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

Consulting Services

Consulting services include strategy consulting, enterprise consulting, technology consulting, the implementation of prepackaged software applications, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs.

Our Contracts

Our contracts include services priced using a wide variety of pricing mechanisms. In determining how to price our services, we consider the delivery, credit, and pricing risk of a business relationship. For the year ended December 31, 2008:

•	Approximately 49% of our revenue was from fixed-price contracts and per-unit priced contracts. Under fixed-price contracts, our customers pay us a set amount for contracted services. Fixed-price contracts frequently include a variable component of pricing based on service volumes that exceed or fall below a defined range of volumes, which adds a per-unit pricing component to these fixed-price arrangements. For some fixed-price contracts, the price is set so the customer realizes immediate savings in relation to their current expense for the services we will be performing. On contracts of this nature, our profitability generally increases over the term of the contract as we become more efficient. The time that it takes for us to realize these efficiencies can range from a few months to a few years, depending on the complexity of the services. Under per-unit priced contracts, our customers pay us based on the volumes of units provided at the unit rate specified. In some contracts, the per-unit prices may vary over the term of the contract, which may result in the customer realizing immediate savings at the beginning of the contract.

•	Approximately 30% of our revenue was from time and materials contracts where our billings are based on measurements such as hours, days or months, and an agreed upon rate. In some cases, the rate the customer pays for a unit of time can vary over the term of a contract, which may result in the customer realizing immediate savings at the beginning of a contract.

•	Approximately 21% of our revenue was from cost plus contracts where our billings are based in part on the amount of expense we incur in providing services to a customer.

We also utilize other pricing mechanisms, including license fees and risk/reward relationships where we participate in the benefit associated with delivering a certain outcome. Revenue from these other pricing mechanisms totaled less than 1% of our revenue.

Depending on a customer’s business requirements and the pricing structure of the contract, the amount of profit generated from a contract can vary significantly during a contract’s term. With fixed- or unit-priced contracts, an outsourcing services arrangement will typically produce less profit at the beginning of the contract with significantly more profit being generated as efficiencies are realized later in the term. With a cost plus contract, the amount of profit generated tends to be relatively consistent over the term of the contract.

Our Lines of Business

As of July 1, 2008, we combined our Consulting and Applications Solutions line of business with our Industry Solutions line of business, resulting in a reduction from three reportable segments to two reportable segments: Industry Solutions and Government Services. We include financial information and disclosures about these reportable segments in our consolidated financial statements. You can find this financial information in Note 15, “Segment and Certain Geographic Data,” of the Notes to Consolidated Financial Statements included herein. This realignment helps us unify teams where these two lines of business had an overlap in markets, leverage our domain expertise, and build upon the growing collaboration between these lines of business in providing globally delivered services.

Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. Industry Solutions also provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing under short-term contracts related to specific projects. The Government Services segment provides information technology infrastructure and application services, consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various civilian agencies including the Department of Education and NASA, various federal intelligence agencies, and other governmental agencies. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in both of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area.

Results of Operations

Overview of Our Financial Results for 2008

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

We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. A severe or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies in which we operate. This could reduce demand and depress pricing for our services, especially with respect to discretionary project services that are above contractual backlog. Non-backlog revenues represented approximately 33.6% of our revenues in 2008. Additionally, our clients and suppliers may be unable to generate cash flows or obtain financing to meet payment or delivery obligations to us, may decide to downsize, or may defer or cancel contracts, all of which could negatively affect revenue. These potential consequences of a severe or prolonged economic downturn could have a material adverse effect on our results of operations or financial condition.

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

Revenue Growth

Revenue growth is a measure of the growth we generate through sales of services to new customers, retention of existing contracts, acquisitions, and discretionary services from existing customers. Revenue for 2008 grew by 6.4% as compared to 2007. As discussed in more detail below, this revenue growth came primarily from the following:

•	Revenue from new contracts signed during 2008 and from new contracts signed in 2007 for which we did not recognize a full year of revenue in 2007.

•	Revenue from companies acquired in the second and fourth quarters of 2008 and revenue from companies acquired in the first and third quarters of 2007 for which we did not recognize a full year of revenue in 2007.

•	Revenue from expansion of base services from existing accounts and project work.

Offsetting these increases was a decrease in revenue due to the termination of a services agreement in the fourth quarter of 2007. See Note 13 “Customer Contract Termination” to the Consolidated Financial Statements, which are included herein.

Earnings Growth

We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share for 2008 increased 5.4% to $0.97 per share from $0.92 per share for 2007. This increase came primarily from:

•	Industry Solutions, which contributed $84 million of growth or approximately $0.43 per diluted share due to additional project work on existing contracts, increasing the profitability of outsourcing contracts, the profit impact of new contracts and acquisitions, and profit improvement related to our cost reduction activities initiated in the fourth quarter of 2007.

These improvements to our earnings were partially offset by:

•	An increase in incentive compensation of $38 million, or approximately $0.20 per diluted share.

•	An $8 million reduction in earnings, or approximately $0.04 per diluted share, in Government Services, primarily attributable to losses in 2008 on a project that ended during the year, partially offset by profit improvement in outsourcing contracts.

In addition, the comparison of 2008 to 2007 earnings was impacted by:

•	A decrease of $18 million in expense related to cost reduction activities implemented in 2007 of approximately $0.09 per diluted share.

•	A decrease of $46 million in earnings, or approximately $0.23 per diluted share, due to the termination of a services agreement in the fourth quarter of 2007. See Note 13 “Customer Contract Termination” to the Consolidated Financial Statements.

Free Cash Flow

We calculate free cash flow as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow for the year ended December 31, 2008, was $162 million as compared to $43 million for the year ended December 31, 2007. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Year Ended December 31
	2008	2007

Net cash provided by operating activities	$217	$118
Purchases of property, equipment and purchased software	(55)	(75)

Free cash flow	$162	$43

See “Liquidity and Capital Resources” below for additional discussion of net cash provided by operating activities (under “Operating Activities”) and additional discussion of our purchases of property, equipment and purchased software (under “Investing Activities”).

TCV of Contracts Signed

The amount of “Total Contract Value” (commonly referred to as TCV) that we sell during a 12-month period is a measure of our success in capturing new business in the various outsourcing and consulting markets in which we provide services and includes contracts with new customers and contracts for new services with existing customers. We measure TCV as our estimate of the total expected revenue from contracts that are expected to generate revenue in excess of a defined amount during a contract term that exceeds a defined length of time.

Various factors may impact the timing of the signing of contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a 12-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the 12-month period ended December 31, 2008, the amount of TCV signed was $0.9 billion, as compared to $1.8 billion for the 12-month period ended December 31, 2007.

During the second half of 2008, we believe that macroeconomic events caused a reduced level of contract signings as client decision making slowed and sales cycles lengthened. While this limited our 2008 new contract signings, we did not experience the same reduction in total bookings, which remained strong in 2008 and included several contract extensions.

Additional Measurements

Both of our primary lines of business have distinct economic factors, business trends, and risks that could affect our results of operations. As a result, in addition to the four metrics discussed above that we use to measure our consolidated financial performance, we use similar metrics for both of these lines of business and for certain industry groups and operating units within these lines of business.

Comparison of 2008 to 2007

Revenue

Revenue for 2008 increased from 2007 across all segments. Below is a summary of our revenue for 2008 as compared to 2007 (in millions):

	Year Ended December 31
	2008	2007	$ Change	% Change

Industry Solutions	$2,128	$2,060	$68	3.3%
Government Services	654	554	100	18.1%
Elimination of intersegment revenue	(3)	(2)	(1)	50.0%

Total	$2,779	$2,612	$167	6.4%

We combined our Consulting and Applications Solutions line of business with our Industry Solutions line of business, resulting in a reduction from three segments to two segments: Industry Solutions and Government Services. See Note 15, “Segment and Certain Geographic Data,” for further discussion.

Industry Solutions

The net increase in revenue from the Industry Solutions segment for 2008 as compared to 2007 was primarily attributable to:

•	$101 million increase from new contracts signed during 2008 and from new contracts signed in 2007 for which we did not recognize a full year of revenue in 2007. This increase was composed of $68 million and $33 million in revenue from new contracts signed in the Commercial and Healthcare groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$59 million increase from revenue related to acquisitions within our Commercial group during the second quarter, and an acquisition within our Healthcare group during the fourth quarter of 2008, and revenue related to an acquisition during the third quarter of 2007.

•	$42 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period to period depending on many factors, including specific customer and industry needs and economic conditions.

Partially offsetting these increases was a $134 million decrease in revenue due to the termination of a services agreement in 2007. See Note 13 “Customer Contract Termination” to the Consolidated Financial Statements.

Government Services

The $100 million, or 18.1%, net increase in revenue from the Government Services segment for 2008 as compared 2007 was primarily attributable to the ramp up of new contracts, an increase in base services to existing customers, and to the acquisition of QSS Group, Inc. (QSS) on January 30, 2007. Prior to the acquisition, QSS had recognized $25 million in revenue in the first quarter of 2007. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

Domestic Revenue

Domestic revenue grew by 5.4% in 2008 to $2,423 million from $2,298 million in 2007. The growth in domestic revenue is due to $159 million increase in domestic revenue within our Industry Solutions line of business due to acquisitions, growth in existing accounts, and new contracts signed in 2008 and from new contracts signed in 2007 for which we did not recognize a full year of revenue in 2007, and $100 million increase in domestic revenue within our Government Services line of business due to the ramp up of new contracts, an increase in base services to existing customers, and to the acquisition of QSS on January 30, 2007. Partially offsetting these increases was a $134 million decrease in domestic revenue within our Industry Solutions line of business due to the termination of a customer contract in 2007. See Note 13 “Customer Contract Termination” to the Consolidated Financial Statements.

Non-domestic Revenue

Non-domestic revenue, consisting primarily of European and Asian operations, increased by 13.4% in 2008 to $356 million from $314 million in 2007. The revenue growth was driven by European operations, which generated revenue of $208 million in 2008, as compared to $165 million in 2007. The largest components of our European operations are in the United Kingdom and Germany. In the United Kingdom, revenue for 2008 increased to $123 million from $112 million primarily due to growth of existing accounts. Revenue in Germany increased to $62 million for 2008 from $36 million for 2007 due to growth of existing accounts and our acquisition of HighQIT for the manufacturing industry GmbH (“HighQIT”) (See Note 5, “Acquisitions”).

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for 2008 was 17.5% of revenue, as compared to the gross margin for 2007 of 18.5%. This year-to-year decrease in gross margin was primarily due to the following:

•	The termination of a services agreement during 2007, which contributed $46 million of termination-related profit in the fourth quarter of 2007. See Note 13 “Customer Contract Termination” to the Consolidated Financial Statements.

•	Increased incentive compensation, net of amounts reimbursable by our customers, which reduced gross profit by $22 million.

•	An $8 million reduction in gross margin for Government Services, primarily attributable to losses on a project that ended during the year, partially offset by profit improvement in outsourcing contracts.

These decreases to gross margin were partially offset by an $81 million improvement in Industry Solutions gross profit due to incremental project work on existing accounts, increasing profitability of outsourcing contracts, the profit impact of new contracts and acquisitions, and profit improvement related to cost reduction activities initiated in the fourth quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2008 increased 1.0% to $301 million from $298 million in 2007. The increase in SG&A was primarily caused by an increase in employee incentive compensation and other employee related costs, offset by a decrease in SG&A of $18 million associated with cost reduction activities in 2007.

As a percentage of revenue, SG&A for 2008 was 10.8% of revenue, which was slightly lower than SG&A for 2007 of 11.4% of revenue.

Other Income Statement Items

Our effective income tax rate for the year ended December 31, 2008, was 37.4% as compared to 36.8% for the year ended December 31, 2007. Income tax expense for 2008 includes a charge to revalue deferred tax assets resulting from the extension of a holiday applicable to our India operations, offset by benefits attributable to our foreign operations. See Note 14, “Income Taxes” for a further explanation of the effective tax rate.

Reserves for Uncertain Tax Positions

As discussed in Note 14, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. At December 31, 2008, we had gross reserves for uncertain tax positions totaling $16 million. We believe that we will reach resolution within the next 12 months on certain issues under audit by the Internal Revenue Service for tax years ended December 31, 2003 and December 31, 2004. Consequently, we anticipate a change to the total amount of unrecognized tax benefits within the next 12 months, the amount of which cannot be determined at this time.

Comparison of 2007 to 2006

Revenue

Revenue for 2007 increased from 2006 across both segments. Below is a summary of our revenue for 2007 as compared to 2006 (in millions):

	Year Ended December 31
	2007	2006	$ Change	% Change

Industry Solutions	$2,060	$2,009	$51	2.5%
Government Services	554	291	263	90.4%
Elimination of intersegment revenue	(2)	(2)	—	—

Total	$2,612	$2,298	$314	13.7%

We combined our Consulting and Applications Solutions line of business with our Industry Solutions line of business, resulting in a reduction from three segments to two segments: Industry Solutions and Government Services. See Note 15, “Segment and Geographic Data,” for further discussion.

Our UBS Relationship

UBS AG was our largest customer through December 31, 2006. We earned approximately 13.4% of our revenue in connection with services performed on behalf of UBS and its affiliates for 2006. We performed most of our services for UBS under an infrastructure outsourcing contract called the IT Services Agreement, which ended January 1, 2007. During 2006, the amount of annual revenue that we earned from UBS and its affiliates under the IT Services Agreement was $265 million, and the amount of gross profit earned was $58 million. We continue to provide applications services to UBS, which are provided outside the scope of the infrastructure outsourcing contract that ended January 1, 2007.

Industry Solutions

The net increase in revenue from the Industry Solutions segment for 2007 as compared to 2006 was primarily attributable to:

•	$127 million net increase from existing accounts and short-term project work. This net increase resulted from expanding our base services to existing long-term customers and from providing additional discretionary services to these customers. The discretionary services that we provide, which include short-term project work, can vary from period to period depending on many factors, including specific customer and industry needs and economic conditions. This increase was primarily related to contracts in the healthcare industry.

•	$84 million net increase from a Healthcare client, which includes $59 million of revenue recognized due to the contract termination, (see Note 13 “Customer Contract Termination” to the Consolidated Financial Statements) and $25 million increase in revenue primarily related to software implementation.

•	$64 million increase from new contracts signed during 2007 and from new contracts signed in 2006 for which we did not recognize a full year of revenue in 2006. This increase was composed of $35 million, $26 million, and $3 million from new contracts signed in the Commercial, Healthcare, and Insurance and Business Process Solutions groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.

•	$28 million increase from revenue related to an acquisition within our Healthcare group during the third quarter of 2007.

•	$13 million increase from revenue related to an acquisition within our Commercial group in the first quarter of 2006. The acquired company is a provider of product engineering outsourcing services.

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

Domestic Revenue

Domestic revenue grew by 21.2% in 2007 to $2,298 million from $1,896 million in 2006. Domestic revenue growth for our Industry Solutions segment came primarily from the healthcare industry, where we experienced strong growth from existing accounts and short-term project work, and from acquisitions within our Healthcare and Commercial groups. Offsetting these increases was a decrease in revenue from the expiration of our infrastructure outsourcing contract with UBS on January 1, 2007.

Non-domestic Revenue

Non-domestic revenue, consisting primarily of European and Asian operations, decreased by 21.9% in 2007 to $314 million from $402 million in 2006. Asian operations generated revenue of $132 million in 2007 as compared to $135 million in 2006. This decrease was primarily due to the end of the UBS infrastructure outsourcing contract. The largest components of our European operations are in the United Kingdom and Germany. In the United Kingdom, revenue for 2007 decreased to $112 million from $182 million primarily due to the end of the UBS infrastructure outsourcing contract partially offset by increases in revenue from existing accounts and short-term project work. Revenue in Germany increased to $36 million for 2007 from $31 million for 2006. Revenue in Switzerland, which was primarily from the UBS infrastructure outsourcing contract in 2006, decreased to $2 million for 2007 from $34 million for 2006. The UBS infrastructure outsourcing contract ended January 1, 2007.

Gross Margin

Gross margin, which is calculated as gross profit divided by revenue, for 2007 was 18.5% of revenue, as compared to gross margin for 2006 of 17.1%. This year-to-year increase in gross margin was primarily due to the following:

•	During the third quarter of 2006, we modified an existing contract that included both construction services and non-construction services. The construction services related to a software development and implementation project, which was modified to eliminate the fixed-price development and implementation deliverables in the original contract. Following the contract modification in September 2006, we impaired $44 million of the deferred costs and recorded this charge to direct cost of services in the consolidated income statements.

•	$48 million increase in gross profit related to a client of which $46 million is related to the termination of the services agreement discussed in Note 13 “Customer Contract Termination” to the Consolidated Financial Statements.

•	$15 million reduction to employee-related expenses, consisting of incentive compensation.

These improvements to our gross margin were partially offset by:

•	$58 million decrease in gross profit from the expiration of our infrastructure outsourcing contract with UBS that is reported within the Industry Solutions line of business.

•	Reduced gross margin for Government Services primarily attributable to the acquisition of QSS. The gross margins associated with the acquisition are typically lower than those we realize within our consolidated margins because of the cost plus nature of their work. Additionally, lower margins were realized within our

Government Services group as a result of contract scope reductions on existing contracts related to federal government budget pressure.

•	Reductions to gross margin within Industry Solutions as a result of a renegotiated contract that will not reach full levels of profitability until after 2007 and profit pressures from new contracts signed in the last two years.

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

As a percentage of revenue, SG&A for 2007 was 11.4% of revenue, which was slightly lower than SG&A for 2006 of 12.2% of revenue. The decrease in SG&A as a percentage of revenue was primarily due to the lower SG&A rate on a business acquired in 2007, the decrease in incentive compensation in 2007 mentioned above, the impact of the $59 million of revenue recognized in the fourth quarter of 2007 as a result of the termination of a services agreement, as discussed in Note 13 “Customer Contract Termination” to the Consolidated Financial Statements, and the $5 million of expense related to cost reduction activities and an asset impairment recorded in 2006. Partially offsetting these decreases is $18 million of expense recorded in the fourth quarter of 2007 related to cost reduction activities.

Other Income Statement Items

Interest income for 2007 decreased by $2 million as compared to 2006 due primarily to lower average balances of cash and cash equivalents and short-term investments during 2007 as compared to 2006. Interest expense for 2007 increased by $6 million as compared to 2006 due primarily to higher debt.

Our effective income tax rate for the year ended December 31, 2007, was 36.8% as compared to 32.5% for the year ended December 31, 2006. The increase in the effective tax rate is primarily due to additional taxes from the expiration of one of our tax holidays in India and higher state income taxes, and is offset by a $2 million tax benefit from the reduction of a valuation allowance against our deferred tax assets in Europe. Income tax expense for 2006 included a greater benefit related to tax-exempt investment income. The increase in effective tax rate from December 31, 2006 to December 31, 2007 is further explained in Note 14, “Income Taxes.”

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $234 million, of which $138 million was held by our foreign subsidiaries. We also had short-term investments of $36 million at December 31, 2008, which were held in the U.S. While we are aware of no restrictions on access to our cash balances in any foreign jurisdiction, it is our intent to permanently reinvest our foreign earnings or to remit such earnings to the U.S. in a tax-free manner, and we do not provide for U.S. income tax on the undistributed earnings of our foreign subsidiaries, as described more fully in Note 14, “Income Taxes,” to the Consolidated Financial Statements.

During 2008, cash and cash equivalents increased $47 million as compared to decreases of $63 million and $10 million for 2007 and 2006, respectively.

We believe that we will be able to meet our future liquidity and cash needs through a combination of cash flows from operating activities, existing cash balances, our available line of credit, and other financing activities. However, during this current economic downturn, we continue to actively monitor the financial markets. Although the condition of these markets continues to be volatile, we believe we will continue to have access to them if the need arises, although their volatility could directly affect the cost and terms of any future debt financing, which could in turn impact our decisions to make acquisitions, purchase shares of our Class A common stock, or make other investments in our business.

Operating Activities

Net cash provided by operating activities was $217 million in 2008 as compared to $118 million in 2007 and $213 million in 2006. The primary reasons for the changes in cash provided by operating activities for these three years are as follows:

•	Net income was $117 million, $115 million, and $81 million in 2008, 2007, and 2006, respectively. Depreciation and amortization expense, which are non-cash expenses, were $112 million, $104 million, and $79 million in 2008, 2007, and 2006, respectively. The increase in depreciation and amortization expense in 2008 as compared to 2007 and 2006 was due primarily to amortization of deferred contract costs and depreciation and amortization expense on property, equipment, and purchased software. The increased depreciation and amortization expense from property, equipment, and purchased software is associated primarily with acquisitions and our recent data center expansion. The increased amortization of deferred contract costs is primarily associated with transition services and new contract signings.

•	During 2008, cash provided due to changes in accounts receivables was $24 million, compared to cash used in 2007 and 2006 of $63 million and $49 million, respectively. We typically collect our accounts receivable within 60-65 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.

•	Cash used in accounts payable and accrued liabilities was $3 million in 2008, and cash provided by accounts payable and accrued liabilities was $4 million and $33 million in 2007 and 2006. This change is primarily due to the timing of vendor payments.

•	Incentive compensation paid to associates in 2008, 2007, and 2006 (including payments of annual bonuses relating to the prior year’s bonus plan) were $34 million, $58 million, and $72 million, respectively. Included in the bonus amounts that were paid in 2008, 2007, and 2006 were approximately $7 million, $4 million, and $24 million, respectively, of bonus payments that are reimbursable by our customers. The amount of bonuses that we pay each year is based on several factors, including our financial performance and management’s discretion. The increase in accrued compensation in 2008 primarily represents accrued annual incentive compensation, which is expected to be paid in the first quarter of 2009.

•	During 2008, 2007, and 2006, we made net cash payments for income taxes of $90 million, $52 million, and $50 million, respectively. Payments remitted in 2008 include amounts attributable to anticipated settlement of issues relating to prior tax periods.

•	During 2008 and 2007, cash used in other current and non-current assets was $10 million and $1 million. This increase is largely attributable cash payments to customers in the form of a sales incentive. In 2006, cash provided due to changes in other current assets was $1 million.

•	Deferred revenue received from clients was $12 million in 2008. During 2007, cash used due to changes in deferred revenue was $5 million. During 2007, there was a decrease in deferred revenue from clients as compared to 2006, due primarily to deferred revenue received in 2006 from a client whose services agreement terminated in the fourth quarter of 2007 (see Note 13 “Customer Contract Termination” to the Consolidated Financial Statements).

•	During 2008 and 2007, we increased our spending on deferred contract costs as we entered into new contracts that require significant start-up costs in order to perform our contractual obligations.

Investing Activities

Net cash used in investing activities was $100 million for 2008 as compared to $298 million for 2007 and $255 million for 2006. These changes in cash used in investing activities were primarily attributable to the following:

•	During 2008, we purchased $55 million of property, equipment and purchased software as compared to $75 million during 2007 and $93 million during 2006. The increased levels of purchases in 2007 and 2006 were primarily related to our business expansion needs for data center and office facilities.

•	During 2008, we paid $33 million for acquisitions of businesses, including $14 million, net of cash acquired for the acquisition of HighQIT, $13 million, net of cash acquired for the acquisition of Tellurian Networks, Inc., and $4 million, net of cash acquired for an acquisition completed in the second quarter. Moreover, we paid $4 million additional consideration for the acquisition of eServ LLC (“eServ”), a provider of product engineering outsourcing services, and we benefited from $2 million in adjustments of purchase price adjustments for other acquisitions.

•	During 2007, we paid $338 million for acquisitions of businesses, including $248 million, net of cash acquired for the acquisition of QSS, $86 million, net of cash acquired for the acquisition of JJ Wild Holdings, Inc. and JJ Wild, Inc., and $4 million of additional consideration for the acquisition of eServ.

•	During 2006, we paid $29 million for acquisitions of businesses, including $21 million for the acquisition of eServ, and $8 million as additional consideration related to the acquisition of Technical Management, Inc. and its subsidiaries, including Transaction Applications Group, Inc.

•	During 2008, we made net purchases of $13 million, as compared to liquidated short-term investments of $110 million, net in 2007. During 2006, we made net purchases of $133 million.

Financing Activities

Net cash used in financing activities was $51 million for 2008, compared to net cash provided by financing activities of $109 million in 2007 and net cash used in financing activities of $27 million in 2006. During 2008, we paid $34 million against our long-term debt. During 2007, we borrowed $130 million against our credit facility in connection with our acquisitions. We purchased $44 million, $47 million, and $18 million of treasury stock in 2008, 2007, and 2006, respectively.

We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During 2008, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $19 million, as the U.S. dollar strengthened against the Indian rupee and British Pound. We manage foreign exchange exposures that are likely to significantly impact net income or working capital. At December 31, 2008, we had derivative financial instruments to purchase and sell various currencies in the amount of $192 million, which expire at various times before the end of 2011.

Contractual Obligations and Contingent Commitments

The following table sets forth our significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows for the periods indicated (in millions):

		2010-	2012-
	2009	2011	2013	Thereafter	Total

Operating leases	$58	$72	$34	$22	$186
Capital leases	1	1	—	—	2
Debt	2	180	—	—	182
Purchase commitments	3	2	—	—	5
Estimated interest expense on long-term debt	7	6	—	—	13

Total	$71	$261	$34	$22	$388

We discuss these contractual obligations in Note 9, “Debt,” and Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements, which are included herein.

As discussed in Note 5, “Acquisitions,” to the Consolidated Financial Statements, we may be required to make additional payments related to completed acquisitions of $6 million, $5 million, and $2 million in 2009, 2010, and 2011, respectively. Additional payments are contingent upon the acquired companies’ achievement of certain financial targets.

Reserves for Uncertain Tax Positions

As discussed in Note 14, “Income Taxes” of the Notes to the Consolidated Financial Statements, we adopted FIN 48 as of January 1, 2007. At December 31, 2008, we had gross reserves for uncertain tax positions totaling $16 million. We believe that we will reach resolution on certain issues under audit by the Internal Revenue Service for tax years ended December 31, 2003 and December 31, 2004. Consequently, we anticipate a change to the total amount of unrecognized tax benefits within the next 12 months, the amount of which cannot be determined at this time.

Credit Facility

We currently have a credit facility with a syndicate of banks that allows us to borrow up to $275 million that expires in August 2011. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged a portion of the stock of several of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee of 0.1% based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. We are in compliance with our debt covenants as of December 31, 2008. We currently have borrowings of $177 million under the credit facility and $98 million available.

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash equivalents, short-term investments, and accounts receivable. Our cash equivalents consist primarily of short-term money market deposits, which are deposited with reputable financial institutions. Our short-term investments consist of Variable Rate Demand Notes (VRDN), which are tax-exempt instruments of high credit quality. We believe the risk of loss associated with both our cash equivalents and short-term investments to be remote. We have accounts receivable from customers engaged in various industries including banking, insurance, healthcare, manufacturing, telecommunications, travel and energy, as well as government customers in defense and other governmental agencies, and our accounts receivable are not concentrated in any specific geographic region. These specific industries may be affected by economic factors, which may impact accounts receivable. Generally, we do not require collateral from our customers. We do not believe that any single customer, industry or geographic area represents significant credit risk.

No customer accounted for 10% or more of our total revenue or accounts receivable (including accounts receivable recorded in both accounts receivable, net, and long-term accrued revenue) at December 31, 2008 or at December 31, 2007.

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

Application of the various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require contract interpretation to determine the appropriate accounting, including whether the deliverables specified in a multiple-deliverable arrangements should be treated as separate units of accounting. Revenue recognized using the percentage-of-completion accounting method requires the use of estimates and judgment as discussed below.

Accounting for Revenue in Single-Deliverable Arrangements

Revenue for non-construction service deliverables is recognized as the services are delivered in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented in the form of a signed agreement between us and the customer.

Revenue for non-construction services priced under fixed-price arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volumes of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.

Revenue for construction services that do not include a license to one of our software products is recognized in accordance with the provisions of AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In general, SOP 81-1 requires the use of the percentage-of-completion method to recognize revenue and profit as our work progresses, and we primarily use hours incurred to date to measure our progress toward completion. This method relies on estimates of total expected hours to complete the construction service, which are compared to hours incurred to date, to arrive at an estimate of how much revenue and profit has been earned to date. Although we primarily measure our progress toward completion using hours incurred to date, we may measure our progress toward completion using costs incurred to date if the construction services involve a significant amount of non-labor costs. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

Revenue for the sale of a license from our software products or the sale of services relating to a software license is recognized in accordance with the provisions of SOP No. 97-2, “Software Revenue Recognition.” In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services. SOP 97-2 also requires the application of the percentage-of-completion method as described in SOP 81-1 for those software arrangements that require significant production, modification, or customization of the software. As a result, the accounting for revenue related to software arrangements includes many of the estimates and significant judgments discussed above.

Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

Revenue for fixed-price contracts with variable components of pricing based on volumes above or below a defined range of volumes is recognized as services are provided at the contractual price.

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

As a result of our adoption of EITF 00-21 in 2003, we recognized revenue of approximately $6 million, $5 million, and $5 million during the years ended December 31, 2008, 2007, and 2006, respectively, that was recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and was also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

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

Year-end bonus plan

One of our compensation methods is to pay to certain associates a year-end bonus, which is based on associate and team performance, our financial results, and management’s discretion. The amount of bonus expense that we record each quarter is based on several factors, including our financial performance for that quarter, our latest expectations for full year results, and management’s estimate of the amount of bonus to be paid at the end of the year. As a result, the amount of bonus expense that we record in each quarter and each year can vary significantly.

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

Goodwill and other intangibles

We allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, and any cost of the acquired companies not allocated to assets acquired or liabilities assumed is recorded as goodwill. Goodwill is not amortized, but instead is evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 12 months to seven years.

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

The determination of fair value requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. Future changes in expected operating results or unfavorable changes in other projected financial information used to estimate fair values could result in an impairment of goodwill.

Income taxes

We account for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for and adequacy of valuation allowances based on the expected realizability of our deferred tax assets and adjust the amount of such allowances, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Income tax expense consists of our current and deferred provisions for U.S. and foreign income taxes.

We do not provide for U.S. income tax on the undistributed earnings of our foreign subsidiaries. We intend to either permanently invest our foreign earnings or remit such earnings in a tax-free manner. The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our foreign subsidiaries was approximately $199 million at December 31, 2008, $232 million at December 31, 2007, and $182 million at December 31, 2006. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of our undistributed earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

Effective January 1, 2007, we adopted the FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Determining the consolidated provision for income taxes involves judgments regarding the application of tax laws, estimates regarding the ultimate taxability of transactions, and the application of complex tax rules and regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities and we are currently under audit by the Internal Revenue Service and the Indian taxing authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Financial instruments

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair values. Fair values are based primarily on current prices for those or similar instruments.

Derivative financial instruments

As part of our risk management strategy, we enter into derivative financial instruments to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy outlining the conditions under which we can enter into derivative financial instrument transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps that hedge our exposure to floating rates on certain portions of our debt and forward contracts and zero cost collars that hedge our exposure to fluctuations in foreign currency exchange rates.

In the third quarter of 2007, we began designating certain derivative financial instruments as cash flow hedges in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative financial instruments and for hedging activities. As such, the changes in the fair value of our derivative financial instruments are recorded in the consolidated balance sheet and are reclassified to the same consolidated income statement category as the hedged item in the period in which the hedged transactions occur.

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

Fair value measurements

FAS No. 157, “Fair Value Measurements” defines fair value as the price that would be paid upon sale of an asset or upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participant would use in pricing the asset or liability, not on assumptions specific to us. In addition, the fair value of assets and liabilities should include consideration of non-performance risk including credit risk.

FAS 157 also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 assets, which consists of money market funds and our short-term investments. If quoted market prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted market prices for similar assets and liabilities or inputs other than the quoted prices that are observable, either directly or indirectly. This pricing methodology applies to our Level 2 items, which consist of our interest rate swaps and foreign currency derivative financial instruments.

Significant accounting standards to be adopted

See Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

In the ordinary course of business, we enter into certain contracts denominated in foreign currency. Potential foreign currency exposures arising from these contracts are analyzed during the contract bidding process. For arrangements in which costs to service these arrangements are incurred in the same currency in which revenue is received, we have been able to mitigate foreign currency risk relating to a portion of our revenues in our international operations. However, when services are delivered globally, we may incur costs that are denominated in currencies different from our revenues. In these situations, we evaluate foreign currency risk and hedge a portion of these risks by entering into derivative financial instruments.

During 2008, 12.8%, or $356 million, of our revenue was generated outside of the United States. Using sensitivity analysis, a hypothetical 10% increase or decrease in the value of the U.S. dollar against all currencies would change total revenue by 1.3%, or $36 million. A portion of this risk would be mitigated by arrangements in which costs are incurred in the same currency as the revenue and a portion would be mitigated by our hedging activities.

Our financial instruments include cash and cash equivalents, short-term investments, and derivative financial instruments. At December 31, 2008, a hypothetical 10% decrease in the value of the U.S. dollar against foreign currencies would result in an increase in the fair value of the company’s financial instruments of approximately $24 million. Conversely, a 10% stronger U.S. dollar against foreign currencies would result in a decrease in the fair value of the company’s financial instruments of $22 million.

Interest Rate Risk

Using sensitivity analysis, a hypothetical increase of 10% in the interest rate related to our variable rate borrowing of $47 million under our credit facility would increase our net expense by approximately $100,000 for the year ended December 31, 2008. The interest rates on our remaining borrowings under our credit facility are effectively fixed due to our interest rate swaps.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2008, based on the criteria in Internal Control — Integrated Framework issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: February 25, 2009

Peter A. Altabef	John E. Harper
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perot Systems Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perot Systems Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
February 25, 2009

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 2008 and 2007

	2008	2007
	(Dollars in millions except par values and shares in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$234	$187
Short-term investments	36	23
Accounts receivable, net	443	477
Prepaid expenses and other	58	38
Deferred income taxes	35	32

Total current assets	806	757
Property, equipment and purchased software, net	221	235
Goodwill	730	713
Deferred contract costs, net	112	82
Other non-current assets	109	113

Total assets	$1,978	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54	$69
Deferred revenue	60	55
Accrued compensation	98	58
Income taxes payable	11	18
Accrued and other current liabilities	138	130

Total current liabilities	361	330
Long-term debt	181	213
Non-current deferred revenue	80	70
Other non-current liabilities	51	44

Total liabilities	673	657

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock; par value $.01; authorized 5,000 shares; none issued	—	—
Class A Common Stock; par value $.01; authorized 300,000 shares; issued 125,051 and 123,958 shares, respectively	1	1
Class B Convertible Common Stock; par value $.01; authorized 24,000 shares; none issued	—	—
Additional paid-in capital	587	565
Retained earnings	815	698
Treasury stock	(73)	(49)
Accumulated other comprehensive income (loss)	(25)	28

Total stockholders’ equity	1,305	1,243

Total liabilities and stockholders’ equity	$1,978	$1,900

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
for the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(Dollars in millions, except per share data)

Revenue	$2,779	$2,612	$2,298
Direct cost of services	2,292	2,130	1,905

Gross profit	487	482	393
Selling, general and administrative expenses	301	298	280

Operating income	186	184	113
Interest income	8	8	10
Interest expense	(10)	(11)	(5)
Other income, net	3	1	2

Income before taxes	187	182	120
Provision for income taxes	70	67	39

Net income	$117	$115	$81

Earnings per share of common stock:
Basic, Class A	$0.98	$0.94	$0.67
Basic, Class B		$0.94	$0.67
Diluted	$0.97	$0.92	$0.66
Diluted, Class B		$0.92	$0.66
Weighted average number of common shares outstanding (in thousands):
Basic, Class A	120,144	121,759	118,686
Basic, Class B		566	817
Diluted	121,924	124,650	122,118
Diluted, Class B		566	817

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended December 31, 2008, 2007, and 2006

	Shares of						Accumulated
	Common		Additional				Other	Total
	Stock	Common	Paid-In	Retained	Treasury	Deferred	Comprehensive	Stockholders’
	Issued	Stock	Capital	Earnings	Stock	Compensation	Income	Equity
	(Dollars in millions and shares in thousands)

Balance at January 1, 2006	120,458	$1	$502	$494	$(35)	$(11)	$10	$961
Issuance of Class A shares under incentive plans (1,013 shares, including 373 shares from treasury)	640	—	3	—	5	—	—	8
Class A shares purchased (1,288 shares)	—	—	—	—	(18)	—	—	(18)
Exercise of stock options for Class A shares (3,463 shares, including 2,028 from treasury)	1,435	—	2	—	27	—	—	29
Exercise of stock options for Class B shares	58	—	—	—	—	—	—	—
Reclassification of deferred compensation, net	—	—	(11)	—	—	11	—	—
Tax benefit from stock options exercised and restricted stock units vested	—	—	20	—	—	—	—	20
Stock-based compensation	—	—	17	—	—	—	—	17
Net income	—	—	—	81	—	—	—	81
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7

Balance at December 31, 2006	122,591	$1	$533	$575	$(21)	$—	$17	$1,105
Issuance of Class A shares under incentive plans	906	—	9	—	—	—	—	9
Class A shares purchased (3,517 shares)	—	—	—	—	(47)	—	—	(47)
Class B shares retired (1,458 shares)	(1,458)	—	(19)	—	19	—	—	—
Exercise of stock options for Class A shares (1,929 shares, including 10 from treasury)	1,919	—	16	—	—	—	—	16
Tax benefit from stock options exercised and restricted stock units vested	—	—	5	—	—	—	—	5
Stock-based compensation	—	—	16	—	—	—	—	16
Adoption of FIN 48	—	—	5	8	—	—	—	13
Net income	—	—	—	115	—	—	—	115
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11

Balance at December 31, 2007	123,958	$1	$565	$698	$(49)	$—	$28	$1,243
Issuance of Class A shares under incentive plans	1,066	—	9	—	—	—	—	9
Class A shares purchased (3,461 shares)	—	—	—	—	(44)	—	—	(44)
Exercise of stock options for Class A shares (1,460 shares, including 1,433 from treasury)	27	—	(3)	—	20	—	—	17
Tax benefit from stock options exercised and restricted stock units vested	—	—	1	—	—	—	—	1
Stock-based compensation	—	—	15	—	—	—	—	15
Net income	—	—	—	117	—	—	—	117
Other comprehensive income, net of tax	—	—	—	—	—	—	(53)	(53)

Balance at December 31, 2008	125,051	$1	$587	$815	$(73)	$—	$(25)	$1,305

The accompanying notes are an integral part of these consolidated financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(Dollars in millions)

Cash flows from operating activities:
Net income	$117	$115	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112	104	79
Impairment of assets	3	2	46
Stock-based compensation	15	16	17
Change in deferred taxes	6	(1)	(17)
Excess tax benefits from stock-based compensation arrangements	—	(4)	(7)
Other non-cash items	(7)	(1)	4
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	24	(63)	(49)
Prepaid expenses	(2)	—	(3)
Deferred contract costs	(55)	(41)	(30)
Accounts payable and accrued liabilities	(3)	4	33
Accrued compensation	33	(22)	2
Current and non-current deferred revenue	12	(5)	50
Income taxes	(23)	13	5
Other current and non-current assets	(10)	(1)	1
Other current and non-current liabilities	(5)	2	1

Total adjustments	100	3	132

Net cash provided by operating activities	217	118	213

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(55)	(75)	(93)
Proceeds from sale of property, equipment and purchased software	—	5	—
Acquisitions of businesses, net of cash acquired of $1, $6 and $0, respectively	(33)	(338)	(29)
Purchases of short-term investments	(101)	(753)	(689)
Proceeds from sale of short-term investments	88	863	556
Other	1	—	—

Net cash used in investing activities	(100)	(298)	(255)

Cash flows from financing activities:
Repayment of long-term debt	(34)	(2)	—
Proceeds from issuance of long-term debt	—	130	—
Proceeds from issuance of common and treasury stock	26	25	37
Excess tax benefits from stock-based compensation arrangements	—	4	7
Purchases of treasury stock	(44)	(47)	(18)
Other	1	(1)	1

Net cash (used in) provided by financing activities	(51)	109	27

Effect of exchange rate changes on cash and cash equivalents	(19)	8	5

Net increase (decrease) in cash and cash equivalents	47	(63)	(10)
Cash and cash equivalents at beginning of year	187	250	260

Cash and cash equivalents at end of year	$234	$187	$250

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

Revenue recognition

We provide services to our customers under contracts that contain various pricing mechanisms and other terms. The fees under these arrangements are generally based on the level of effort incurred in delivering the services, including cost plus and time and materials fee arrangements, on a contracted fixed price for contracted services, or on a contracted per-unit price for each unit of service delivered. These services generally fall into one of the following categories:

•	Infrastructure services — include data center and systems management, Web hosting and Internet access, desktop solutions, messaging services, program management, hardware maintenance and monitoring, network management, including VPN services, service desk capabilities, physical security, network security, risk management, and virtualization (the management of leveraged computing environments). We offer our global services under a modular concept, which allows our customers to select all services mentioned above or only certain subsets, depending on their needs. We are responsible for defining the infrastructure technology strategies for our customers. We identify new technology offerings and innovations that deliver value to our customers. We manage, resolve, and document problems in our customers’ computing environments and provide comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions. All of these activities are either performed at customer facilities or delivered through centralized data processing centers

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that we maintain. We typically hire a significant portion of the customer’s staff that supported these functions prior to the transition of services. We then apply our expertise and operating methodologies and utilize technology to increase the efficiency of the operations, which usually results in increased operational quality at a lower cost. The term of our outsourcing contracts generally ranges between five and 10 years.

•	Applications services — include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers, and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as performing quality assurance functions on custom applications. We also provide other applications services such as application assessment and evaluation, hardware and architecture consulting, systems integration, and Web-based services. The term of our applications services contracts varies based on the complexity of the services provided and the customers’ needs.

•	Business process services — include services such as product engineering, claims processing, life insurance policy administration, call center management, payment and settlement management, security, and services to improve the collection of receivables. In addition, business process services include engineering support and other technical and administrative services that we provide to the U.S. federal government. The term of our business process services contracts generally ranges from month-to-month to five years.

•	Consulting services — include services such as strategy consulting, enterprise consulting, technology consulting, implementation of pre-packaged software applications, and research. The consulting services provided to customers within our Industry Solutions and Government Services segments typically consist of customized, industry-specific business solutions provided by associates with industry expertise. Consulting services are typically viewed as discretionary services by our customers, with the level of business activity depending on many factors, including economic conditions and specific customer needs. The term of our consulting contracts varies based on the complexity of the services provided and the customers’ needs.

Within these four categories of services, our contracts include non-construction service deliverables, including infrastructure services and business process services, and construction service deliverables, such as application development and implementation services.

Accounting for Revenue in Single-Deliverable Arrangements

Revenue for non-construction service deliverables is recognized as the services are delivered in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which provides that revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, the fee is fixed or determinable, and collectibility is reasonably assured. Under our policy, persuasive evidence of an arrangement exists when a final understanding between us and our customer exists as to the specific nature and terms of the services that we are going to provide, as documented in the form of a signed agreement between us and the customer.

Revenue for non-construction services priced under fixed-price arrangements is recognized on a straight-line basis over the longer of the term of the contract or the expected service period, regardless of the amounts that can be billed in each period, unless evidence suggests that the revenue is earned or our obligations are fulfilled in a different pattern. If we are to provide a similar level of non-construction services each period during the term of a contract, we would recognize the revenue on a straight-line basis since our obligations are being fulfilled in a straight-line pattern. If our obligations are being fulfilled in a pattern that is not consistent over the term of a contract, then we would recognize revenue consistent with the proportion of our obligations fulfilled in each period. In determining the proportion of our obligations fulfilled in each period, we consider the nature of the deliverables we are providing to the customer and whether the volumes of those deliverables are easily measured, such as when we provide a contractual number of full time equivalent associate resources. If the amount of our obligations fulfilled in each

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period is not easily distinguished by reference to the volumes of services provided, then we would recognize revenue on a straight-line basis.

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

Revenue for the sale of a license from our software products or the sale of services relating to a software license is recognized in accordance with the provisions of SOP No. 97-2, “Software Revenue Recognition.” In general, SOP 97-2 addresses the separation and the timing of revenue recognition for software and software-related services, such as implementation and maintenance services. SOP 97-2 also requires the application of the percentage-of-completion method as described in SOP 81-1 for those software arrangements that require significant production, modification, or customization of the software. As a result, the accounting for revenue related to software arrangements includes many of the estimates and significant judgments discussed above.

Revenue for services priced under time and materials contracts and unit-priced contracts is recognized as the services are provided at the contractual unit price.

Revenue for fixed-price contracts with variable components of pricing based on volumes above or below a defined range of volumes is recognized as services are provided at the contractual price.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of our adoption of EITF 00-21 in 2003, we recognized revenue of approximately $6 million, $5 million, and $5 million during the years ended December 31, 2008, 2007, and 2006, respectively, that were recognized prior to 2003 under our accounting for revenue prior to the adoption of EITF 00-21 and were also included in the cumulative effect of a change in accounting principle, which we recorded in the first quarter of 2003.

Contract costs

Costs to deliver services are expensed as incurred, with the exception of setup costs and the cost of certain construction and non-construction services for which the related revenue must be deferred under EITF 00-21 or other accounting literature. We defer and subsequently amortize certain setup costs related to activities that enable us to provide the contracted services to customers. Deferred contract setup costs may include costs incurred during the setup phase of a customer arrangement relating to data center migration or implementation of certain operational processes. We amortize deferred contract setup costs on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Useful lives range from three years up to a maximum of the term of the related customer contract.

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

Year-end bonus plan

One of our compensation methods is to pay to certain associates a year-end bonus, which is based on associate and team performance, our financial results, and management’s discretion. The amount of bonus expense that we record each quarter is based on several factors, including our financial performance for that quarter, our latest expectations for full year results, and management’s estimate of the amount of bonus to be paid at the end of the year. As a result, the amount of bonus expense that we record in each quarter and each year can vary significantly.

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

Property, equipment and purchased software

Buildings are stated at cost and are depreciated on a straight-line basis using estimated useful lives of 20 to 30 years. Computer equipment and furniture are stated at cost and are depreciated on a straight-line basis using estimated useful lives of two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement, generally seven years. Purchased software that is utilized either internally or in providing services is capitalized at cost and amortized on a straight-line basis over the lesser of its useful life or the term of the related contract, generally three years.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the consolidated income statements. Expenditures for repairs and maintenance are expensed as incurred.

Capitalized software development costs

We capitalize internal software development costs for software we sell to our customers in accordance with FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements. We cease capitalization and begin amortization of internally developed software when the product is made available for general release to customers, and thereafter, any maintenance and customer support is charged to expense as incurred. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software of three to five years, but amortization may be accelerated to ensure that the software costs are amortized in a manner consistent with the anticipated timing of product revenue. We continually evaluate the recoverability of capitalized software development costs, which are reported at the lower of unamortized cost or net realizable value.

We also capitalize internal software development costs for software we use internally in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement specifies that computer software development costs for computer software intended for internal use occur in three stages: (1) the preliminary project stage, where costs are expensed as incurred, (2) the application development stage, where costs are capitalized, and (3) the post-implementation or operation stage, where costs are expensed as incurred. We cease capitalization of developed software for internal use when the software is ready for its intended use and placed in service. We amortize such capitalized costs on a product-by-product basis using a straight-line basis over the estimated useful life of three to five years.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and other intangibles

We allocate the cost of acquired businesses to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, and any cost of the acquired companies not allocated to assets acquired or liabilities assumed is recorded as goodwill. Goodwill is not amortized, but instead is evaluated at least annually for impairment. Other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 12 months to seven years.

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

The determination of fair value requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. Future changes in expected operating results or unfavorable changes in other projected financial information used to estimate fair values could result in an impairment of goodwill.

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

Income taxes

We account for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for and adequacy of valuation allowances based on the expected realizability of our deferred tax assets and adjust the amount of such allowances, if necessary. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Income tax expense consists of our current and deferred provisions for U.S. and foreign income taxes.

We do not provide for U.S. income tax on the undistributed earnings of our foreign subsidiaries. We intend to either permanently invest our foreign earnings or remit such earnings in a tax-free manner. The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our foreign subsidiaries was approximately $199 million at December 31, 2008, $232 million at December 31, 2007, and $182 million at December 31, 2006. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases and are

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of our undistributed earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109,” which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. See Note 14 “Income Taxes” for further discussion on FIN 48.

Determining the consolidated provision for income taxes involves judgments, estimates, and the application of complex tax regulations. As a global company, we are required to provide for income taxes in each of the jurisdictions where we operate, including estimated liabilities for uncertain tax positions. We are subject to income tax audits by federal, state, and foreign tax authorities and we are currently under audit by the Internal Revenue Service and the Indian taxing authorities. We fully cooperate with all audits, but we defend our positions vigorously. Although we believe that we have provided adequate liabilities for uncertain tax positions, the actual liability resulting from examinations by tax authorities could differ from the recorded income tax liabilities and could result in additional income tax expense. Changes to our recorded income tax liabilities resulting from the resolution of tax matters are reflected in income tax expense in the period of resolution. Other factors may cause us to revise our estimates of income tax liabilities including the expiration of statutes of limitations, changes in tax regulations, and tax rulings. Changes in estimates of income tax liabilities are reflected in our income tax provision in the period in which the factors resulting in our change in estimate become known to us. As a result, our effective tax rate may fluctuate on a quarterly basis.

Financial instruments

The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and short-term and long-term debt approximate their respective fair values. Fair values are based primarily on current prices for those or similar instruments.

Derivative financial instruments

As part of our risk management strategy, we enter into derivative financial instruments to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy outlining the conditions under which we can enter into derivative financial instrument transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps that hedge our exposure to floating rates on certain portions of our debt and forward contracts and zero cost collars that hedge our exposure to fluctuations in foreign currency exchange rates.

In the third quarter of 2007, we began designating certain derivative financial instruments as cash flow hedges in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative financial instruments and for hedging activities. As such, the changes in the fair value of our derivative financial instruments are recorded in the consolidated balance sheet and are reclassified to the same consolidated income statement category as the hedged item in the period in which the hedged transactions occur.

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

Short-term investments

Our short-term investments consist of Variable Rate Demand Notes (VRDN). Our VRDN investments are tax-exempt instruments of high credit quality. The primary objectives of VRDN investments are preservation of invested funds, liquidity sufficient to meet cash flow requirements, and yield. VRDN securities have variable interest rates that reset at regular intervals of one, seven, 28, or 35 days. Although VRDN securities are issued and rated as long-term securities, they are priced and traded as short-term instruments. We classify these short-term investments as available for sale in accordance with FAS No. 115, “Accounting for Certain Instruments in Debt and Equity Securities.” The cost of our VRDNs approximates fair value.

Fair value measurements

We adopted FAS No. 157, “Fair Value Measurements” on January 1, 2008, for our financial assets and liabilities. As permitted by Financial Accounting Standards Board Staff Position No. 157-2, we will adopt FAS 157 for our nonfinancial assets and liabilities on January 1, 2009. The adoption of this FSP is not expected to have a material effect on our results of operations or financial position.

Fair value is defined under FAS 157 as the price that would be paid upon sale of an asset or upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to us. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, including credit risk.

FAS 157 also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Cash equivalents — money market funds	$76	$76	$—	$—
Short-term investments	$36	$36	$—	$—
Interest rate swaps	$(3)	$—	$(3)	$—
Foreign currency derivative financial instruments:
Forward contracts	$(16)	$—	$(16)	$—
Options	$(7)	$—	$(7)	$—

The following section describes the valuation methodologies we use to measure different financial assets and financial liabilities at fair value.

Money market funds and short-term investments

In order to determine fair value of our money market funds and short-term investments, we use quoted prices in active markets for identical assets. Therefore, our money market funds and short-term investments are considered a Level 1 item.

Derivatives

Our interest rate swap agreements eliminate the variability of cash flows in the interest payments for $130 million of borrowings under our $275 million credit facility. The fair value of our interest rate swaps is based on quoted prices for similar instruments from a commercial bank and, therefore, our interest rate swaps are considered a Level 2 item.

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts and options. The fair value of our forward contracts is based on inputs that are observable for the asset or liability for similar derivative financial instruments; therefore, our forward contract derivative financial instruments are considered a Level 2 item. The principal market where we execute our option contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. Our option contract valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These option contracts are typically classified as a Level 2 item in the fair value hierarchy.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic factors, which may impact accounts receivable. Generally, we do not require collateral from our customers. We do not believe that any single customer, industry or geographic area represents significant credit risk.

No customer accounted for 10% or more of our total revenue or accounts receivable (including accounts receivable recorded in both accounts receivable, net, and long-term accrued revenue) at December 31, 2008 or at December 31, 2007.

Foreign operations

The consolidated balance sheets include foreign assets and liabilities of $185 million and $80 million, respectively, as of December 31, 2008, and $215 million and $67 million, respectively, as of December 31, 2007.

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

The net foreign currency transaction gains, including those associated with derivative financial instruments that were not accounted for under FAS 133, were immaterial for 2008, 2007, and 2006.

Significant accounting standards to be adopted

FASB Statement No. 141R

In December 2007, the FASB issued FAS No. 141R, “Business Combinations.” FAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. FAS 141R will change the accounting treatment for certain specific acquisition-related items, including the expensing of acquisition-related costs as incurred and the recognition of contingent liabilities. FAS 141R also includes a substantial number of new disclosure requirements. FAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except as it relates to certain income tax accounting matters.

FASB Statement No. 161

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires additional disclosures about an entity’s derivative and hedging activities, the method of accounting for such instruments under FAS 133, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.

2.	Derivative Financial Instruments

We have elected hedge accounting under FAS 133 for certain foreign currency derivative financial instruments and designated them as cash flow hedges. We hedge the variability of a portion of our anticipated foreign currency cash flows using forward contracts and zero cost collars. These derivative financial instruments are designated as cash flow hedges of forecasted revenues related to our operations in India. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the consolidated income statements. As of December 31, 2008, the notional amount of foreign currency derivative financial instruments outstanding totaled $192 million, of which $148 million relates to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next 30 months. At December 31, 2008, the estimated net amount of existing loss that is expected to be reclassified into earnings within the next 12 months is $9 million. As of December 31, 2008, the unrealized loss on our foreign currency hedges, reflected in accumulated other comprehensive income, was approximately $21 million ($16 million, net of tax).

On August 31, 2007, we entered into two interest rate swaps, for which we elected hedge accounting under FAS 133 and designated them as cash flow hedges. The first interest rate swap effectively converted $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.28%. The second interest rate swap effectively converted an additional $55 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.33%. As of December 31, 2008, the unrealized loss on our interest rate swaps, reflected in accumulated other comprehensive income, was approximately $3 million ($2 million, net of tax). Both interest rate swaps will expire in August 2009.

The related net change associated with hedging transactions for our derivative financial instruments designated as hedges under FAS 133 for the year ended December 31, 2008, was as follows:

(in millions)

Accumulated gain at December 31, 2007	$1
Net unrealized loss on hedging transactions	(25)
Reclassifications into earnings	6

Total accumulated (loss) at December 31, 2008	$(18)

3.	Accounts Receivable

Accounts receivable, net, consisted of the following as of December 31:

	2008	2007
	(in millions)

Amounts billed	$279	$304
Amounts to be invoiced	163	168
Recoverable costs and profits	10	8
Other	10	10
Allowance for doubtful accounts	(19)	(13)

	$443	$477

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Equipment and Purchased Software

Property, equipment and purchased software, net, consisted of the following as of December 31:

	2008	2007
	(in millions)

Land and buildings	$175	$179
Computer equipment	135	117
Furniture and equipment	84	81
Leasehold improvements	23	24

	417	401
Less accumulated depreciation and amortization	(220)	(191)

	197	210

Purchased software	95	85
Less accumulated amortization	(71)	(60)

	24	25

Total property, equipment and purchased software, net	$221	$235

Depreciation and amortization expense for property, equipment and purchased software was $69 million, $67 million, and $55 million for the years ended December 31, 2008, 2007, and 2006, respectively.

5.	Acquisitions

Tellurian Networks, Inc.

On November 13, 2008, we acquired substantially all of the assets of Tellurian Networks, Inc. (Tellurian), a managed services hosting provider of electronic medical records applications and practice management applications to physician groups. The acquisition of Tellurian allows us to extend our reach in the physicians market to small practices through a cost-effective hosting of electronic medical record and practice management software. The initial purchase price for Tellurian was $13 million (net of $1 million of cash acquired), of which approximately $1 million is being held in escrow for potential purchase price adjustments. The purchase agreement contains provisions that include additional payments totaling up to approximately $6 million in cash during the next two fiscal years. The possible future payments are contingent upon Tellurian achieving certain financial targets over the same period. The allocation of the purchase consideration to the assets and liabilities acquired, including goodwill, has not been completed due to the pending completion of tangible and intangible assets appraisals. As of December 31, 2008, the estimated fair values of the acquired intangible assets totaled $5 million, resulting in the estimated excess purchase price over net assets acquired of $6 million, which was recorded as goodwill on the consolidated balance sheet, was assigned to the Industry Solutions segment, and is deductible for tax purposes. This business is not considered material to our consolidated results of operations, financial position, or cash flows.

HighQIT for the manufacturing industry GmbH

On May 6, 2008, we acquired all of the outstanding shares of HighQIT for the manufacturing industry GmbH and its subsidiary HighQIT for the manufacturing industry Slovakia s.r.o. (collectively, HighQIT), a provider of SAP consulting, software engineering, implementation and training as well as maintenance and support for IT solutions. The acquisition of HighQIT adds to our consulting capabilities and expands our presence in Europe. The initial purchase price for HighQIT was $14 million, of which approximately $3 million is being held in escrow for potential purchase price adjustments. The purchase agreement contains provisions that include additional payments totaling up to approximately $5 million in cash during the next three fiscal years. The possible future payments are

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent upon HighQIT achieving certain financial targets over the same period. The allocation of the purchase consideration to the assets and liabilities acquired, including goodwill, has not been completed due to a potential contractual purchase price adjustment relating to working capital targets. As of December 31, 2008, the fair values of the acquired intangible assets totaled $6 million, resulting in the estimated excess purchase price over net assets acquired of $6 million, which was recorded as goodwill on the consolidated balance sheet, was assigned to the Industry Solutions segment, and is not deductible for tax purposes. This business is not considered material to our consolidated results of operations, financial position, or cash flows.

JJ Wild, Inc.

On August 31, 2007, we acquired all of the outstanding shares of JJ Wild Holdings, Inc., and its subsidiary, JJ Wild, Inc. (collectively, JJ Wild), an information technology services company providing services to the hospital market and also the preferred provider of integrated healthcare delivery solutions for organizations using the MEDITECH Healthcare Information System. The acquisition of JJ Wild adds to the capabilities of Perot Systems MEDITECH Solution Center and enables us to expand and enhance our MEDITECH service offerings. The initial purchase price for JJ Wild was $86 million (net of $5 million of cash acquired), $9 million of which is being held in an escrow account for up to 18 months for potential purchase price adjustments. The purchase price was partially funded by $55 million borrowed under our existing credit facility. The results of operations of JJ Wild and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. During 2008, the valuation of the intangible assets was concluded, resulting in $1 million of the purchase price being reclassified from intangible assets to goodwill. In addition, the purchase price was reduced by $1 million pursuant to contractual purchase price adjustments. The purchase price in excess of the net assets acquired equaled $79 million and was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment and is not deductible for tax purposes.

The following table summarizes the adjusted fair values of the JJ Wild assets acquired and the liabilities assumed at the date of acquisition, which was August 31, 2007 (in millions):

Current assets	$23
Property, equipment and purchased software, net	1
Goodwill	79
Identifiable intangible assets	10

113

Current liabilities and non-current liabilities	(23)

Total consideration paid as of December 31, 2008	$90

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the unaudited pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes an estimate of interest expense on the amount borrowed against our credit facility and an estimate for amortization expense for identifiable intangible assets that were acquired:

	Unaudited
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

QSS Group, Inc.

On January 30, 2007, we acquired all of the outstanding shares of QSS Group, Inc. (QSS), an information technology services company providing services to the U.S. federal government. As a result of the acquisition, we have gained several significant government-wide contracts and expanded both the scope of services and the areas we serve within the Department of Homeland Security and the Department of Defense. The initial purchase price for QSS was $248 million (net of $1 million of cash acquired). The purchase price was partially funded by $75 million borrowed under our existing credit facility. The results of operations of QSS and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. During 2008, the allocation of the QSS purchase consideration to the assets and liabilities acquired, including goodwill, was concluded in connection with the completion of the contractual purchase price adjustment relating to working capital targets. As a result, the purchase price and the amount of purchase price allocated to goodwill were reduced by $1 million. The estimated purchase price in excess of the net assets acquired equaled $171 million and was recorded as goodwill on the consolidated balance sheets, was assigned to the Government Services segment and is deductible for tax purposes.

The following table summarizes the adjusted fair values of the QSS assets acquired and the liabilities assumed at the date of acquisition, which was January 30, 2007 (in millions):

Current assets	$61
Property, equipment and purchased software, net	1
Goodwill	171
Identifiable intangible assets	50

283

Current liabilities and non-current liabilities	(35)

Total consideration paid as of December 31, 2008	$248

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects unaudited pro forma combined results of operations as if the acquisition had taken place at the beginning of the calendar year for each of the periods presented and includes an estimate of interest expense on the amount borrowed against our credit facility and an estimate for amortization expense for identifiable intangible assets that were acquired:

	Unaudited
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

eServ LLC

On February 28, 2006, we acquired substantially all of the assets of eServ LLC (eServ), a provider of product engineering outsourcing services. As a result of the acquisition, we broadened our suite of BPO services for the automotive, manufacturing and industrial services markets. The initial purchase price for eServ was $21 million. During 2007 and 2008, we determined that eServ met their financial targets for the two previous years, and we paid $4 million in additional cash consideration for each year. The results of operations of eServ and the fair value of assets acquired and liabilities assumed are included in our consolidated financial statements beginning on the acquisition date. The purchase price in excess of the net assets acquired equaled $20 million and was recorded as goodwill on the consolidated balance sheets, was assigned to the Industry Solutions segment, and is deductible for tax purposes.

The following table summarizes the adjusted fair values of the eServ assets acquired and liabilities assumed at the date of acquisition, which was February 28, 2006 (in millions):

Current assets	$4
Property, equipment and purchased software, net	2
Goodwill	20
Identifiable intangible assets	5
Other non-current assets	1

32
Current liabilities	(3)

Total consideration paid as of December 31, 2008	$29

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

For each of the years ended December 31, 2007 and 2006, we revised our pre-acquisition income tax liabilities, which resulted in a decrease in goodwill of $5 million and $1 million, respectively. These adjustments to goodwill were assigned to the Industry Solutions segment, and are not deductible for tax purposes.

Other

Additionally, during 2008, we purchased another business for an initial purchase price of $4 million. This acquisition is not material to our consolidated results of operations, financial position, or cash flows.

As of December 31, 2008, we have made all payments related to our acquisitions, except for potential payments totaling $11 million, as described above, and a potential payment totaling $2 million for an immaterial acquisition made in 2008.

6.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, by reportable segment are as follows:

	Industry	Government
	Solutions	Services	Total
	(in millions)

Balance as of January 1, 2007	$335	$128	$463
Goodwill resulting from the QSS acquisition	—	172	172
Goodwill resulting from the JJWild acquisition	79	—	79
Additional Goodwill resulting from the eServ acquisition	4	—	4
Net reduction to Goodwill resulting from the TSI acquisition	(5)	—	(5)

Balance as of December 31, 2007	413	300	713

Additional Goodwill resulting from the eServ acquisition	4	—	4
Goodwill resulting from the HighQIT acquisition	6	—	6
Goodwill resulting from the Tellurian acquisition	6	—	6
Other	2	(1)	1

Balance as of December 31, 2008	$431	$299	$730

During the third quarter of 2008, we combined our Consulting and Applications Solutions line of business with certain reporting units within our Industry Solutions line of business. As a result of this change, we reclassified the goodwill relating to the Consulting reporting unit to the Commercial reporting unit and allocated the goodwill

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the Applications Solutions reporting unit to certain reporting units within the Industry Solutions line of business based on the relative fair values of those reporting units.

7.	Deferred Contract Costs, Net, and Other Non-Current Assets

Deferred contract costs, net

The balance of deferred contract costs, net, at December 31, 2008 and 2007, relate primarily to deferred contract setup costs, which are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. Amortization expense for deferred contract setup costs was $22 million, $16 million, and $11 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Other non-current assets

Other non-current assets consist of the following as of December 31:

	2008	2007
	(in millions)

Non-current prepaid assets	$6	$9
Sales incentives, net	15	6
Identifiable intangible assets, net	54	62
Non-current deferred tax assets	8	10
Non-current tax receivable	13	13
Other non-current assets	13	13

	$109	$113

Sales incentives

In certain arrangements we may pay consideration to the customer at the beginning of a contract as a sales incentive, which is most commonly in the form of cash. This consideration is recorded in other non-current assets on the consolidated balance sheets and is amortized as a reduction to revenue over the term of the related contract. Amortization for sales incentives was $2 million, $2 million, and $3 million for each of the years ended December 31, 2008, 2007, and 2006.

Identifiable intangible assets

Identifiable intangible assets are recorded in other non-current assets in the consolidated balance sheets and are composed of:

	As of December 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Value	Amortization	Value	Value	Amortization	Value
	(in millions)

Service mark	$4	$(3)	$1	$4	$(2)	$2
Customer-based assets	95	(42)	53	87	(28)	59
Other intangible assets	2	(2)	—	3	(2)	1

Total	$101	$(47)	$54	$94	$(32)	$62

Total amortization expense for identifiable intangible assets was $19 million, $18 million and $8 million, for the years ended December 31, 2008, 2007, and 2006, respectively. Amortization expense is estimated at $18 million, $15 million, $13 million, $4 million and $2 million for the years ended December 31, 2009 through 2013,

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to eight years. The weighted average useful life is approximately five years.

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of December 31:

	2008	2007
	(in millions)

Accrued operating expenses	$75	$77
Accrued subcontractor costs	35	30
Derivative financial instruments	11	—
Taxes other than income	3	4
Other	14	19

	$138	$130

Accrued operating expenses include liabilities recorded for both corporate and contract-related needs, including accrued liabilities for employee benefit plan costs and other general expenditures.

9.	Debt

Credit facility

We currently have a credit facility with a syndicate of banks that allows us to borrow up to $275 million that expires in August 2011. Borrowings under the credit facility will be either through loans or letter of credit obligations. The credit facility is guaranteed by certain of our domestic subsidiaries. In addition, we have pledged a portion of the stock of several of our non-domestic subsidiaries as security on the facility. Interest on borrowings varies with usage and begins at an alternate base rate, as defined in the credit facility agreement, or the LIBOR rate plus an applicable spread based upon our debt/EBITDA ratio applicable on such date. We are also required to pay a facility fee of 0.1% based upon the unused credit commitment and certain other fees related to letter of credit issuance. The credit facility requires certain financial covenants, including a debt/EBITDA ratio and a minimum interest coverage ratio, each as defined in the credit facility agreement. We are in compliance with our debt covenants as of December 31, 2008.

As of December 31, 2007, we had borrowed $207 million against our $275 million credit facility. As of December 31, 2008, we have borrowed $177 million against our $275 million credit facility with interest rates as noted below:

Variable	Effective Fixed		Net
Interest Rate	Interest Rate		Borrowings
			(in millions)

1.94%(1)	—		47
3.97%(1)	5.28	%(2)	75
2.70%(1)	5.33	%(2)	55

			$177

(1)	Interest rate as of December 31, 2008.

(2)	In August 2007, we entered into interest rate swap agreements to effectively convert these borrowings into fixed-rate instruments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our amounts outstanding under the credit facility as of December 31, 2008 is $170 million and is determined in accordance with the disclosure requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We estimated the fair value of the credit facility by discounting future cash flows using interest rate spreads currently available for a credit facility with similar terms and maturity to our existing outstanding borrowings. The outstanding borrowings are recorded in our financial statements at the carrying value of $177 million.

10.	Common and Preferred Stock

Class B Convertible Common Stock

The Class B shares were authorized in conjunction with the provisions of the original service agreements with Swiss Bank Corporation, one of the predecessors of UBS AG, which were signed in January 1996. Class B shares are non-voting and convertible into Class A shares, but otherwise are equivalent to the Class A shares.

Under the terms of our 1997 agreements with UBS, we sold to UBS 100,000 shares of our Class B stock. Under the terms of the same agreement, we sold UBS options to purchase 7,234,000 shares of our Class B Common Stock. By 2006, UBS had exercised all these options, resulting in issuance of 7,334,000 Class B shares, of which 5,059,000 were converted to Class A shares and 1,458,000 were purchased by us as treasury shares. In 2007, the remaining 817,000 options vested and were converted to Class A shares. In addition, the 1,458,000 treasury shares were retired, resulting in no issued or outstanding Class B shares as of December 31, 2007.

Treasury stock

Treasury stock transactions are accounted for under the cost method. Activity for Class A and Class B Treasury Stock was as follows (shares in thousands and costs in millions):

	Class A		Class B
	Common Stock		Common Stock
	Shares	Cost	Shares	Cost

Balance at January 1, 2006	1,200	$16	1,458	$19
Purchased	1,288	18	—	—
Issued for employee incentive plans	(2,401)	(32)	—	—

Balance at December 31, 2006	87	2	1,458	19
Purchased	3,517	47	—	—
Issued for employee incentive plans	(10)	—	—	—
Retired	—	—	(1,458)	(19)

Balance at December 31, 2007	3,594	49	—	—
Purchased	3,461	44	—	—
Issued for employee incentive plans	(1,433)	(20)	—	—

Balance at December 31, 2008	5,622	$73	—	$—

Preferred stock

In July 1998, our Board of Directors approved an amendment to our Certificate of Incorporation that authorized 5 million shares of Preferred Stock, the rights, designations, and preferences of which may be designated from time to time by the Board of Directors. On January 5, 1999, our Board of Directors authorized two series of Preferred Stock: 200,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share (the Series A Preferred Stock), and 10,000 shares of Series B Junior Participating Preferred Stock, par value $.01 per share (the Series B Preferred Stock and, together with the Series A Preferred Stock, the Preferred Stock).

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock purchase plan

Eligible associates participate in an employee stock purchase plan (the ESPP), which provides for the issuance of a maximum of 10,000,000 shares of Class A Common Stock and is divided into separate U.S. and Non-U.S plans in order to ensure that United States employees continue to receive tax benefits under Section 421 and 423 of the United States Internal Revenue Code. Eligible employee may have up to 10% of their earnings withheld to be used to purchase shares of our common stock on specified dates determined by the Board of Directors. The price of the common stock purchased under the ESPP will be equal to 85% of the fair value of the stock on the exercise date for the offering period.

11.	Stock Options and Stock-Based Compensation

Stock-based compensation

We account for our stock-based compensation under the fair value method of accounting as required by the FAS No. 123R, “Share-Based Payment.” We adopted FAS 123R using the modified prospective method. Under this transition method, stock compensation expense for 2006 included the cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, as well as those share-based payments granted subsequent to December 31, 2005. This compensation cost was based on the grant-date fair values determined in accordance with FAS 123 and FAS 123R, which we estimate using the Black-Scholes option pricing model and recognize ratably, less estimated forfeitures, over the vesting period, in direct cost of services or in selling, general and administrative expenses. In addition, we record the related deferred income tax benefits associated with stock compensation expense and reflect the excess tax benefits of stock-based compensation awards in cash flows from financing activities.

For the year ended December 31, 2008, stock-based compensation expense related to stock options, restricted stock, and costs associated with our employee stock purchase plan (ESPP) recorded in direct cost of services and selling, general and administrative expenses, were as follows:

	2008	2007	2006
	(in millions)

Direct cost of services	$4	$4	$6
Selling, general and administrative expenses	11	12	11

Stock based compensation expense	15	16	17
Total stock based compensation expense, net of tax	10	10	11

At December 31, 2008, there was $37 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

We utilize the Black-Scholes option pricing model to calculate our stock-based employee compensation expense and the assumptions used for each period are as follows:

	2008	2007	2006

Weighted average risk free interest rates	2.8%	4.9%	4.7%
Weighted average life (in years)	4.7	5.0	5.0
Volatility	27%	23%	31%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted at fair market value	$4.08	$4.68	$5.32

For stock options granted in 2007 and 2006, we estimated the expected life of each grant as the weighted average expected life of each tranche of the granted option, which was determined based on the sum of each

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tranche’s vesting period plus one-half of the period from the vesting date of each tranche to its expiration. For stock options granted in 2008, the expected life is the number of years that we estimate, based on history, that options will be outstanding prior to exercise or forfeiture. The expected volatility of our stock price was based on implied volatilities from traded options on our common stock and on historical volatility over the expected term of the granted option. The estimated fair value is not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

Description of stock-based compensation plans

Below are descriptions of our active stock-based compensation plans, as well as our 1996 Non-Employee Director Stock Option/Restricted Stock Plan and our 1991 Stock Option Plan, under which a significant number of stock options remain outstanding.

2001 Long-Term Incentive Plan

In 2001, we adopted the 2001 Long-Term Incentive Plan under which employees, directors, or consultants may be granted stock options, stock appreciation rights, and restricted stock or may be issued cash awards, or a combination thereof. Under the 2001 Plan, stock option awards may be granted in the form of incentive stock options or non-statutory stock options. The exercise price of any incentive stock option issued is the fair market value on the date of grant, and the term of which may be no longer than 10 years from the date of grant. The exercise price of a non-statutory stock option may be no less than 85% of the fair value on the date of grant, except under certain conditions specified in the 2001 Plan, and the term of a non-statutory stock option may be no longer than 11 years from the date of grant. The vesting period for all options is determined upon grant date, and the options usually vest over a three- to 10-year period, and in some cases can be accelerated through attainment of performance criteria. The options are exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the employee’s termination date.

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

1996 Non-Employee Director Stock Option/Restricted Stock Plan

In 1996, we adopted the 1996 Non-Employee Director Stock Option/Restricted Stock Plan. No new shares or options will be granted under this plan as the plan was terminated in 2006; however, provisions of this plan will remain in effect for all currently outstanding options granted under this plan. This plan provided for the issuance of up to 800,000 Class A common shares or options to Board members who are not our employees. Shares or options issued under the plan are subject to one- to five-year vesting, with options expiring after an 11-year term. The purchase price for shares issued and exercise price for options issued is the fair value of the shares at the date of issuance. Other restrictions were established upon issuance. The options are exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the Board member’s termination date.

1991 Stock Option Plan

In 1991, we adopted the 1991 Stock Option Plan, which was amended in 1993 and 1998. No additional stock options will be granted under this plan as the plan was terminated in 2001; however, provisions of this plan will remain in effect for all outstanding options that were granted under this plan. Pursuant to the 1991 Plan, options to

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase Class A common shares could be granted to eligible employees. Prior to the date of our initial public offering, such options were generally granted at a price not less than 100% of the fair value of our Class A common shares, as determined by the Board of Directors and based upon an independent third-party valuation. Subsequent to our initial public offering date, the exercise price for options issued was the fair market value of the shares on the date of grant. The stock options vest over a three- to 10-year period based on the provisions of each grant, and in some cases can be accelerated through the attainment of performance criteria. The options are usually exercisable from the vesting date, and unexercised vested options are canceled following the expiration of a certain period after the employee’s termination date.

Activity in our stock-based compensation plans

Activity in stock options for Class A Common Stock was as follows (options in thousands):

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	16,240	$15.00	18,169	$14.42	25,342	$14.81
Granted	1,738	14.31	1,636	15.38	1,543	14.89
Exercised	(1,460)	10.96	(1,929)	8.39	(3,463)	8.54
Forfeited	(1,098)	15.75	(1,636)	16.91	(5,253)	20.33

Outstanding at December 31	15,420	15.25	16,240	15.00	18,169	14.42
Exercisable at December 31	10,050	15.64	10,240	15.37	10,731	14.97

For outstanding and exercisable options at December 31, 2008, the weighted average remaining contractual term (in years) is 3.38 and 2.69 respectively. For outstanding and exercisable options at December 31, 2008, the aggregate intrinsic value is $13 million and $12 million, respectively.

The following table summarizes information about options for Class A Common Stock outstanding at December 31, 2008 (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Prices	Options	Price	Life	Options	Price

$ 1.88 - $ 5.00	30	$2.76	.57	30	$2.76
$ 5.01 - $10.00	1,749	9.67	3.23	1,749	9.67
$10.01 - $15.00	7,882	13.31	3.50	4,066	12.91
$15.01 - $20.00	2,913	15.85	4.16	1,504	16.18
$20.01 - $25.00	2,846	23.53	2.37	2,701	23.47

Total	15,420	15.25	3.38	10,050	15.64

We have 40,571,077 shares reserved for issuance under our equity compensation plans.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the aggregate intrinsic value and income tax benefits from the exercise of our Class A stock options and the vesting of restricted stock units during the years ended December 31, 2008, 2007, and 2006, as well as the amount of cash received from our stock-based compensation arrangements for the same periods:

	2008	2007	2006
	(in millions)

Aggregate intrinsic value of Class A stock options exercised and restricted stock units vested	$12	$20	$25
Income tax benefits from the exercise of Class A stock options and restricted stock units vested	4	7	9
Cash received from our stock-based compensation arrangements	26	25	37

Of the total income tax benefit of $4 million, $7 million, and $9 million for the years ended December 31, 2008, 2007, and 2006, respectively, $0, $4 million, and $7 million, for 2008, 2007, and 2006, respectively, was reflected as excess tax benefits from stock-based compensation arrangements in net cash provided by financing activities in our consolidated statements of cash flow for the same period.

The number of outstanding nonvested restricted stock units was 1,030,000, 1,010,000, and 957,000 for the years ended December 31, 2008, 2007, and 2006, respectively, with a weighted-average grant-date fair value per share of $14.68, $14.90, and $14.60, respectively. The number of restricted stock units that vested or forfeited during the years ended December 31, 2008, 2007, and 2006 was insignificant.

12.	Comprehensive Income

Total comprehensive income, net of tax, was as follows:

	2008	2007	2006
	(in millions)

Net income	$117	$115	$81
Foreign currency translation adjustments	(34)	10	7
Net unrealized (loss) gain on foreign exchange forward contracts, forward exchange forward options, and interest rate swaps	(19)	1	—

Total comprehensive income	$64	$126	$88

13.	Customer Contract Termination

In the fourth quarter of 2007, a customer within our Healthcare group terminated a services agreement with us. We recognized revenue of $134 million under this contract in 2007. Included in the 2007 results were contract termination-related revenue and gross profit of approximately $59 million and $46 million, respectively, including a contractually-obligated termination fee of $26 million and recognition of revenue and costs that were previously deferred of $33 million and $13 million, respectively.

14.	Income Taxes

Income before taxes for the years ended December 31 was as follows:

	2008	2007	2006
	(in millions)

Domestic	$147	$141	$77
Foreign	40	41	43

	$187	$182	$120

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes charged to operations was as follows:

	2008	2007	2006
	(in millions)

Current:
U.S. federal	$47	$53	$44
State and local	9	8	4
Foreign	8	7	7

Total current	64	68	55

Deferred:
U.S. federal	5	1	(15)
State and local	—	—	0
Foreign	1	(2)	(1)

Total deferred	6	(1)	(16)

Total provision for income taxes	$70	$67	$39

The tax benefits recorded directly to additional paid-in-capital from stock options exercised and restricted stock units vested were $1 million, $5 million, and $20 million in 2008, 2007, and 2006, respectively.

We have foreign net operating loss carryforwards of $47 million to offset future foreign taxable income that do not expire. We have U.S. federal net operating loss carryforwards of $13 million that may be used to offset future taxable income and will begin to expire in 2018. We have state net operating losses that expire over the next 19 years. We also have state income tax credits of $6 million that may be used to offset future Nebraska income tax liability and will begin to expire in 2016.

Deferred tax assets (liabilities) consist of the following at December 31:

	2008	2007
	(in millions)

Accrued liabilities	$61	$63
Accrued revenue	8	4
Loss carryforwards	16	17
Property and equipment	14	10
Stock-based compensation	9	7
Tax credits	6	4
Bad debt reserve	6	4
Other	5	6

Gross deferred tax assets	125	115

Deferred costs	(48)	(35)
Intangible assets	(30)	(28)
Investments in subsidiaries	(11)	(11)
Other	(1)	(1)

Gross deferred tax liabilities	(90)	(75)

Valuation allowance	(16)	(14)

Net deferred tax assets	$19	$26

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon our estimates of future taxable income and a review of available tax planning strategies, we believe it is more likely than not that $19 million of net deferred tax assets will be realized, resulting in a valuation allowance at December 31, 2008, of $16 million relating primarily to certain foreign jurisdictions. The valuation allowance increased by $2 million during 2008, due primarily to an increase in Nebraska state tax credits.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before taxes, as a result of the following differences:

	2008	2007	2006
	(in millions)

Statutory U.S. tax rate	$66	$64	$42
State and local taxes, net of federal benefit	6	6	2
Nondeductible items	2	2	2
U.S. rates in excess of foreign rates and other	(5)	(3)	(5)

	69	69	41
Valuation allowance	1	(2)	(2)

Total provision for income taxes	$70	$67	$39

We do not provide for U.S. income tax on the undistributed earnings of our foreign subsidiaries. We intend to either permanently invest our foreign earnings or remit such earnings in a tax-free manner. The cumulative amount of undistributed earnings (as calculated for income tax purposes) of our foreign subsidiaries was approximately $199 million at December 31, 2008, and $232 million at December 31, 2007. Such earnings include pre-acquisition earnings of foreign entities acquired through stock purchases and are intended to be invested outside of the U.S. indefinitely. The ultimate tax liability related to repatriation of our undistributed earnings is dependent upon future tax planning opportunities and is not estimable at the present time.

While we are subject to examination by the tax authorities in each of the jurisdictions where we operate, our principal tax jurisdictions are the United States, India, and the United Kingdom. The statute of limitations is currently open in the United States for tax years 2003 and all subsequent years, in India for fiscal years 2000 and all subsequent years, and in the United Kingdom for tax years 2005 and all subsequent years. The Internal Revenue Service is currently examining our U.S. Federal income tax returns for the tax years ended December 31, 2003, through December 31, 2007. We believe that we will reach resolution on certain issues related to tax years ended December 31, 2003 and December 31, 2004 within the next 12 months. While the resolution of any issues under audit may result in income tax liabilities that are significantly different than the recorded liabilities, management believes the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations. We have previously received a closing agreement from the IRS, which effectively closed all tax years prior to 2003 from further examination. We are also under examination in India for the fiscal years ended March 31, 2002 through March 31, 2006.

Certain of our subsidiaries in India, Singapore, and the Philippines have qualified for tax holidays and incentives. The 2008 tax benefit relating to these tax holidays and incentives was approximately $6 million (approximately $0.05 per diluted share). Our India tax holidays were granted to Software Technology Parks and are scheduled to expire through March 2010. Our Singapore tax incentives were granted to encourage business development and expansion over a five-year period, which expired in September 2008. Our Philippine subsidiary has been designated as an Ecozone IT Enterprise by the Philippine Economic Zone Authority, granting us a four-year tax holiday expiring in August 2010.

Effective January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for and disclosure of uncertainty in tax positions. Additionally, FIN 48 provides guidance on the recognition, measurement, derecognition, classification and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the implementation of FIN 48, we recognized an $18 million decrease in the reserves for uncertain tax

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions, which was recognized as an $8 million increase to retained earnings, a $5 million decrease to goodwill to adjust unrecognized benefits recorded in the cost of acquired companies and a $5 million increase to additional paid in capital to adjust uncertain positions recorded as a component of shareholders’ equity. Following our adoption of FIN 48, the gross balance of reserves for uncertain tax positions was $12 million at January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007

Balance at January 1	$14	$12
Additions based on tax positions related to the current year	—	1
Additions based on tax positions related to prior years	2	1
Settlements	—	—

Balance at December 31	$16	$14

The gross balance of reserves for uncertain tax positions of $16 million at December 31, 2008, excludes $3 million of offsetting tax benefits, primarily from international tax treaties, which provide for relief from double taxation. The net unrecognized tax benefits of $13 million, if recognized, would benefit our effective income tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, net of tax benefit, related to unrecognized tax benefits were approximately $5 million as of December 31, 2008 and $4 million as of December 31, 2007. We believe that we will reach resolution on certain issues under audit by the Internal Revenue Service for tax years ended December 31, 2003 and December 31, 2004. Consequently, we anticipate a change to the total amount of unrecognized tax benefits within the next 12 months, the amount of which cannot be determined at this time.

15.	Segment and Certain Geographic Data

As of July 1, 2008, we combined our Consulting and Applications Solutions line of business with our Industry Solutions line of business, resulting in a reduction from three segments to two segments: Industry Solutions and Government Services. This realignment helps us unify teams where these two lines of business had an overlap in markets, leverage our domain expertise, and build upon the growing collaboration between these lines of business in providing globally delivered services. We consider these two lines of business to be reportable segments and include financial information and disclosures about these reportable segments in our consolidated financial statements. Operating segments that have similar economic and other characteristics have been aggregated to form our reportable segments. We routinely evaluate the historical performance of and growth prospects for various areas of our business, including our lines of business, delivery groups, and service offerings. Based on a quantitative and qualitative analysis of varying factors, we may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen our market position, or divest, exit, or downsize aspects of a business area.

Industry Solutions, our largest line of business, provides services to our customers primarily under long-term contracts in strategic relationships. These services include technology and business process services, as well as industry domain-based, short-term project and consulting services. Industry Solutions also provides software-related services, including the implementation of prepackaged software applications, application development and maintenance, and application systems migration and testing under short-term contracts related to specific projects. The Government Services segment provides information technology infrastructure and application services, consulting, engineering support, and technology-based business process solutions for the Department of Defense, the Department of Homeland Security, various civilian agencies including the Department of Education and NASA, various federal intelligence agencies, and other governmental agencies. “Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments, and the elimination of intersegment revenue and direct cost of services of approximately $3 million, $2 million, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively. The assets reported in “Other” consist primarily of cash and cash equivalents, short-term investments, and our corporate headquarters facility.

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

The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2008, 2007, and 2006.

	Industry	Government
	Solutions	Services	Other	Total
	(in millions)

2008:
Revenue	$2,128	$654	$(3)	$2,779
Depreciation and amortization	86	18	8	112
Income before taxes	159	27	1	187
Total assets	1,023	529	426	1,978
2007:
Revenue	$2,060	$554	$(2)	$2,612
Depreciation and amortization	79	15	10	104
Income before taxes	178	26	(22)	182
Total assets	1,066	518	316	1,900
2006:
Revenue	$2,009	$291	$(2)	$2,298
Depreciation and amortization	65	5	9	79
Income before taxes	101	19	—	120
Total assets	862	211	508	1,581

Financial information for 2007 and 2006 has been adjusted to reflect the combination in 2008 of the Consulting and Applications Solutions group with the Industry Solutions line of business.

As discussed above in Note 13, “Customer Contract Termination,” during the fourth quarter of 2007, we recorded $59 million of revenue related to a termination fee, which resulted in an additional $46 million dollars in additional gross margin in the Industry Solutions segment.

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

	2008	2007	2006
	(in millions)

United States:
Total revenue	$2,423	$2,298	$1,896
Long-lived assets at December 31	190	196	183
United Kingdom:
Total revenue	123	112	182
Long-lived assets at December 31	1	1	1
India:
Total revenue	107	106	75
Long-lived assets at December 31	26	35	33
All Other:
Total revenue	126	96	145
Long-lived assets at December 31	4	3	3
Consolidated:
Total revenue	2,779	2,612	2,298
Long-lived assets at December 31	221	235	220

For the year ended December 31, 2006, revenue from one customer, UBS, comprised approximately 13% of total revenue. Our infrastructure outsourcing agreement with UBS, which represented approximately 12% of our consolidated revenue for the year ended December 31, 2006, ended on January 1, 2007. We continue to provide applications services to UBS, which are provided outside the scope of the infrastructure outsourcing contract.

16.	Commitments and Contingencies

Operating leases and maintenance agreements

We have commitments related to data processing facilities, office space and computer equipment under non-cancelable operating leases and fixed maintenance agreements for remaining periods ranging from one to 10 years. Future minimum commitments under these agreements as of December 31, 2008, are as follows:

Lease and
Year Ended December 31:	Maintenance Commitments
(in millions)

2009	$58
2010	42
2011	30
2012	19
2013	15
Thereafter	22

Total	$186

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum payments have not been reduced by minimum sublease rental income of $6 million due in the future under non-cancelable subleases. We are obligated under certain operating leases for our pro rata share of the lessors’ operating expenses. Rent expense was $75 million, $72 million, and $57 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and indemnifications

We have applied the disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” to our agreements that contain guarantee or indemnification clauses. FIN 45 requires us to disclose certain types of guarantee and indemnification arrangements, even if the likelihood of our being required to perform under these arrangements is remote. The following is a description of arrangements in which we are a guarantor, as defined by FIN 45.

We are a party to a variety of agreements under which we may be obligated to indemnify another party. Typically, these obligations arise in the context of contracts under which we agree to hold the other party harmless against losses arising from certain matters, which may include death or bodily injury, loss of or damage to tangible personal property, improper disclosures of confidential information, infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property rights, breaches of third party contract rights, and violations of certain laws applicable to our services, products, or operations. The indemnity obligation in these arrangements is customarily conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. The term of these indemnification provisions typically survives in perpetuity after the applicable contract terminates. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. However, we have purchased and expect to continue to purchase a variety of liability insurance policies, which are expected, in most cases, to offset a portion of our financial exposure to claims covered by such policies (other than claims relating to the infringement or misappropriation of copyrights, patent rights, trade secrets or other intellectual property). In addition, we have not historically incurred significant costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, we believe the likelihood of a material liability under these arrangements is remote. Accordingly, we have no significant liabilities recorded for these agreements as of December 31, 2008.

We include warranty provisions in substantially all of our customer contracts in the ordinary course of business. These provisions generally provide that our services will be performed in an appropriate and legal manner and that our products and other deliverables will conform in all material respects to specifications agreed between our customer and us. Our obligations under these agreements may be limited in terms of time or amount or both. In addition, we have purchased and expect to continue to purchase errors and omissions insurance policies, which are expected, in most cases, to limit our financial exposure to claims covered by such policies. Because our obligations are conditional in nature and depend on the unique facts and circumstances involved in each particular matter, we record liabilities for these arrangements only on a case by case basis when management determines that it is probable that a liability has been incurred. As of December 31, 2008, we have no significant liability recorded for warranty claims.

17.	Retirement Plan and Other Employee Trusts

Our eligible associates participate in the Perot Systems 401(k) Retirement Plan, a qualified defined contribution retirement plan. The plan year is the calendar year. The plan allows eligible employees to contribute between 1% and the IRS limit of their annual compensation, including overtime pay, incentive compensation and commissions. For 2008, 2007, and 2006, we matched 100% of employees’ contributions, up to a maximum of 4% of the employee’s compensation, and provided for immediate vesting of all company matching contributions. Employees are not allowed to invest funds in our Class A Common Stock; however, the plan does allow for our matching contributions to be paid in the form of Class A Common Stock, and employees are not restricted in selling any such stock. Our contributions, which were all made in cash, were $31 million, $31 million, and $26 million for the years ended December 31, 2008, 2007, and 2006, respectively. In February 2009, we reduced our matching contribution to 50% of employees’ contributions, up to the maximum of 4% of the employee’s compensation.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Cash Flow Information

	2008	2007	2006
	(in millions)

Cash paid for interest	$10	$10	$5

Cash paid for income taxes, net	$90	$52	$50

Non-cash investing and financing activities:
Capital lease obligations incurred	$1	$7	$—

19.	Related Party Transactions

We are providing information technology and energy management services for Hillwood Enterprise L.P., which is controlled and partially owned by Ross Perot, Jr. This contract is scheduled to expire on January 31, 2017. Following this period, the contract will automatically extend for consecutive one-year renewal terms. This contract includes provisions under which we may be penalized if our actual performance does not meet the levels of service specified in the contract, and such provisions are consistent with those included in other customer contracts. For the years ended December 31, 2008, 2007, and 2006, we recorded revenue of $1,967,000, $1,910,000 and $2,086,000 and direct cost of services of $1,607,000, $1,543,000 and $1,656,000 respectively. The pricing of this contract is consistent with the pricing included in other customer contracts. As of December 31, 2008 and 2007, accounts receivables of Perot Systems with Hillwood Enterprise, L.P. were $315,000 and $311,000, respectively.

During 2002, we subleased to Perot Services Company, LLC, which is controlled and owned by Ross Perot, approximately 23,000 square feet of office space at our Plano, Texas, facility. Rent over the term of the lease was approximately $422,000 per year. The initial lease term was 2 1/2 years with one optional two-year renewal period, and the renewal period was exercised in accordance with the terms of the sublease. In 2007, a new lease agreement was signed through 2015 for the same amount of square footage. Rent over the term of the lease is approximately $491,000 per year. The rates were determined by an independent firm to be consistent with the market for comparable space.

We have a corporate AAirpass program with American Airlines, Inc. under which we prepay for mileage that our associates use for business travel. Historically, the use of prepaid miles has resulted in lower travel costs than refundable tickets for most travel itineraries. Employees of Hillwood Development Company LLC, Perot Services Company, LLC, and their affiliated corporations, as well as members of the Perot family, also use this AAirpass program. These parties reimburse us for the prepaid miles that they use. During 2008, these parties used approximately $880,000 in prepaid miles under our AAirpass program. We benefit from this arrangement because we have a commitment to American Airlines to purchase a minimum number of miles under the AAirpass program, and the miles used by these related parties are counted toward fulfilling that commitment.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Common Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share of common stock computations under the two class method:

	2008	2007	2006
	(Dollars and shares in thousands, except per share data)

Basic Earnings per Common Share
Net income allocated to Class A common shares(1)	$117,705	$114,509	$79,984

Weighted average common shares outstanding, Class A	120,144	121,759	118,686

Basic earnings per common share	$0.98	$0.94	$0.67

Net income allocated to Class B common shares(1)	$—	$532	$550

Weighted average common shares outstanding, Class B	—	566	817

Basic earnings per common share	$—	$0.94	$0.67

Diluted Earnings per Common Share
Net income(2)	$117,705	$115,041	$80,534

Weighted average common shares outstanding	120,144	122,325	119,503
Incremental shares assuming dilution	1,780	2,325	2,615

Weighted average diluted common shares outstanding(3)	121,924	124,650	122,118

Diluted earnings per common share	$0.97	$0.92	$0.66

Net income allocated to Class B common shares(4)	$—	$522	$538

Weighted average common shares outstanding, Class B	—	566	817

Diluted earnings per common share, Class B	$—	$0.92	$0.66

(1)	Net income is allocated to Class A and Class B common shares based on weighted average common shares attributable to each class of stock.

(2)	For purposes of the diluted net income per share computation for common stock, shares of Class B are assumed to be converted; therefore, 100% of net income is allocated to common stock.

(3)	Class B shares are assumed to be converted in the weighted average diluted common shares outstanding.

(4)	Net income is allocated to class B common shares based on the weighted average diluted common shares attributable to each class of stock.

Options and restricted stock units that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows:

	For the Twelve
	Months Ended
	December 31, 2008
	2008	2007	2006
	(in thousands)

Common stock options	8,795	6,647	10,490
Restricted stock units	—	—	—

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

21.	Supplemental Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions, except per share data)

Year Ended December 31, 2008:
Revenue	$680	$705	$711	$683
Direct cost of services	562	585	587	558

Gross profit	118	120	124	125
Net income	28	30	30	29
Earnings per share of common stock:
Basic, Class A(1)	$0.24	$0.25	$0.25	$0.24
Diluted(1)	$0.23	$0.24	$0.25	$0.24
Year Ended December 31, 2007:
Revenue(2)	$590	$635	$655	$732
Direct cost of services	485	529	542	574

Gross profit(2)	105	106	113	158
Net income(3)	23	23	25	44
Earnings per share of common stock:
Basic, Class A(1)	$0.19	$0.19	$0.20	$0.36
Basic, Class B(1)	$0.19	$0.19	$0.20	$0.36
Diluted(1)	$0.19	$0.18	$0.20	$0.35
Diluted, Class B(1)	$0.19	$0.18	$0.20	$0.35

(1)	Due to changes in the weighted average common shares outstanding per quarter and the impact of rounding earnings per share to the nearest penny each quarter, the sum of basic and diluted earnings per common share per quarter may not equal the basic and diluted earnings per common share for the applicable year.

(2)	In the fourth quarter of 2007, a customer within our Healthcare group terminated a services agreement with us. In relation to this, we realized contract termination-related revenue and gross profit of approximately $59 million and $46 million, respectively, consisting of a contractually-obligated termination fee of $26 million and recognition of revenue and costs that were previously deferred of $33 million and $13 million, respectively.

(3)	In the fourth quarter of 2007, we incurred severance expense of $18 million in selling, general, and administrative expenses associated with cost reduction activities we implemented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, such controls and procedures were effective. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1.

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

All information required by Item 10 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 13, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 11.	Executive Compensation

All information required by Item 11 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 13, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information required by Item 12 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 13, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 13.	Certain Relationships and Related Transactions

All information required by Item 13 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 13, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2008.

Item 14.	Principal Accountant Fees and Services

All information required by Item 14 is incorporated by reference to our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 13, 2009, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) and (2) Financial Statements and Financial Statement Schedule

The consolidated financial statements of Perot Systems Corporation and its subsidiaries and the required financial statement schedule are incorporated by reference in Part II, Item 8 of this report.

(3) Exhibits

Exhibit	Description of
Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)
3.2	Fifth Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 17, 2008).
4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.1	Restricted Stock Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 28, 2006.)
10.2	Form of Restricted Stock Agreement (Restricted Stock Plan) (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10, dated April 30, 1997.)
10.3	1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10, dated April 30, 1997.)
10.4	Form of Restricted Stock Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10, dated April 30, 1997.)
10.5	Form of Stock Option Agreement (1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan) (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10, dated April 30, 1997.)
10.6	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.7	Amended and Restated 1991 Stock Option Plan, as amended through March 22, 2006 (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed March 28, 2006.)
10.8	Form of Stock Option Agreement (Amended and Restated 1991 Stock Option Plan) (Incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)
10.9	Amended and Restated 2001 Long-Term Incentive Plan dated effective January 1, 2007. (Incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K filed May 8, 2007.)
10.10	Form of Nonstatutory Stock Option Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.13 of Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
10.11	Form of Unit Certificate — Restricted Stock Unit Agreement (2001 Long Term Incentive Plan) (Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2006.)
10.12	Amended and Restated 2006 Non-Employee Director Equity Compensation Plan adopted September 28, 2006 (Incorporated by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K filed October 4, 2006.)
10.13	Summary of arrangement for non-equity compensation of non-employee directors (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed December 20, 2005.)
10.14	Form of Change-in-Control Severance Agreement in effect prior to December 18, 2008. (Incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q filed August 1, 2006.)

Exhibit		Description of
Number		Exhibit

10.15		Associate Agreement dated July 8, 1996, between the Company and James Champy (Incorporated by reference to Exhibit 10.20 of the Company’s Form 10, dated April 30, 1997.)
10.16		Restricted Stock Agreement dated July 8, 1996, between the Company and James Champy (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10, dated April 30, 1997.)
10.17		Letter Agreement dated July 8, 1996, between James Champy and the Company (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10, dated April 30, 1997.)
10.18		Employment Agreement dated March 14, 2003, between the Company and Jeff Renzi (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.)
10.19		Second Amended and Restated License Agreement dated as of October 6, 2005, between Perot Systems Family Corporation and Ross Perot, Jr. and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 28, 2008.)
10.20		Amended and Restated Credit Agreement dated as of March 3, 2005, by and among the Company, JPMorgan Chase Bank, N.A., KeyBank National Association, SunTrust Bank, Wells Fargo Bank, N.A., Wachovia Bank, N.A., Comerica Bank, Southwest Bank of Texas, N.A., Bank of Texas, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Bank Hapoalim B.M., and Mizuho Corporate Bank, Ltd. (Incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed March 4, 2005.)
10.21		Amended and Restated Stock Option Agreement dated December 27, 2006, between the Company and Ross Perot, Jr. (Incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)
10.22		Information Technology Services Agreement dated as of January 1, 2007, by and between the Company and Hillwood Enterprises, L.P., a Texas limited partnership. (Incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)
10.23		Commercial Lease effective October 1, 2007, between PSC Management Limited Partnership and Perot Services Company, LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed February 28, 2008.)
10.24		First Amendment to Amended and Restated Credit Agreement dated August 28, 2006 by and among Perot Systems Corporation, as Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K filed August 31, 2006.)
10.25		Stock Purchase Agreement dated December 18, 2006, by and among Perot Systems Government Services, Inc., a wholly owned subsidiary of the Company, QSS Group, Inc., a Maryland corporation (“QSS”), and the stockholders of QSS. (Incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)
10.26		Agreement and Plan of Merger dated August 10, 2007, by and among the Company, Eagle Delaware Corp., a Delaware corporation, J. J. Wild Holdings, Inc., a Massachusetts corporation, J. J. Wild, Inc., a Massachusetts corporation, and Certain Stockholders of J. J. Wild Holdings, Inc. (Incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q filed on October 31, 2007.)
10.27		Form of Indemnification Agreement adopted December 11, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K filed December 17, 2008.)
10	.28*	Amendment Two to the Restricted Stock Plan adopted December 22, 2008.
10	.29*	Amendment to the 1996 Non-Employee Director Stock Option/Restricted Stock Incentive Plan adopted December 22, 2008.
10	.30*	Plan Amendment to the 2001 Long-Term Incentive Plan (As Amended and Restated Effective January 1, 2007) adopted December 22, 2008.
10	.31*	Form of Grant Certificate — Stock Settled Stock Appreciation Right Agreement (2001 Long Term Incentive Plan).
10	.32*	Form of Change in Control Severance Agreement in effect as of December 18, 2008.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP dated February 25, 2009.

Exhibit		Description of
Number		Exhibit

31	.1*	Rule 13a-14 Certification dated February 25, 2009, by Peter A. Altabef, President and Chief Executive Officer.
31	.2*	Rule 13a-14 Certification dated February 25, 2009, by John E. Harper, Vice President and Chief Financial Officer.
32	.1**	Section 1350 Certification dated February 25, 2009, by Peter A. Altabef, President and Chief Executive Officer.
32	.2**	Section 1350 Certification dated February 25, 2009, by John E. Harper, Vice President and Chief Financial Officer.
99	.1*	Schedule II — Valuation and Qualifying Accounts.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perot Systems Corporation

By:	/s/ Peter A. Altabef
Peter A. Altabef
President and Chief Executive Officer

Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Altabef Peter A. Altabef	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/s/ John E. Harper John E. Harper	Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ Robert J. Kelly Robert J. Kelly	Corporate Controller (Principal Accounting Officer)	February 25, 2009

/s/ Ross Perot Ross Perot	Chairman Emeritus	February 25, 2009

/s/ Ross Perot, Jr. Ross Perot, Jr.	Chairman	February 25, 2009

/s/ Steve Blasnik Steve Blasnik	Director	February 25, 2009

/s/ John S.T. Gallagher John S.T. Gallagher	Director	February 25, 2009

/s/ Carl Hahn Carl Hahn	Director	February 25, 2009

/s/ DeSoto Jordan DeSoto Jordan	Director	February 25, 2009

/s/ Thomas Meurer Thomas Meurer	Director	February 25, 2009

Signature	Title	Date

/s/ Cecil H. Moore, Jr. Cecil H. Moore, Jr.	Director	February 25, 2009

/s/ Anthony Principi Anthony Principi	Director	February 25, 2009

/s/ Anuroop Singh Anuroop Singh	Director	February 25, 2009

/s/ Caroline Mathews Caroline Mathews	Director	February 25, 2009