Form 10-Q
period 2009-03-31
PEROT SYSTEMS CORP
filed 2009-05-05
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of May 1, 2009: 119,857,174 shares of Class A Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$266	$234
Short-term investments	7	36
Accounts receivable, net	408	443
Prepaid expenses and other	113	93

Total current assets	794	806
Property, equipment and purchased software, net	218	221
Goodwill	729	730
Deferred contract costs, net	116	112
Identifiable intangible assets, net	50	54
Other non-current assets	49	55

Total assets	$1,956	$1,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51	$54
Deferred revenue	65	60
Accrued compensation	52	98
Income taxes payable	25	11
Accrued and other current liabilities	135	138

Total current liabilities	328	361
Long-term debt	180	181
Non-current deferred revenue	72	80
Other non-current liabilities	42	51

Total liabilities	622	673

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	589	587
Retained earnings	843	815
Treasury stock	(68)	(73)
Accumulated other comprehensive income (loss)	(31)	(25)

Total stockholders’ equity	1,334	1,305

Total liabilities and stockholders’ equity	$1,956	$1,978

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions,
	except per share data)
Revenue	$621	$680
Direct cost of services	503	562

Gross profit	118	118
Selling, general and administrative expenses	79	74

Operating income	39	44
Interest income	1	2
Interest expense	(2)	(3)
Other income, net	2	2

Income before taxes	40	45
Provision for income taxes	12	17

Net income	$28	$28

Earnings per share of common stock:
Basic	$0.24	$0.24
Diluted	$0.24	$0.23
Weighted average number of common shares outstanding (in thousands):
Basic	119,453	119,754
Diluted	120,433	121,076
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Cash flows from operating activities:
Net income	$28	$28
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29	28
Stock-based compensation	4	4
Change in deferred taxes	(6)	(5)
Other non-cash items	1	—
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	31	(16)
Prepaid expenses	(16)	(19)
Deferred contract costs, net	(12)	(13)
Accounts payable and accrued liabilities	(4)	(7)
Accrued compensation	(47)	2
Deferred revenue	(1)	5
Income taxes	14	11
Other current and non-current assets	4	2
Other current and non-current liabilities	(4)	—

Net cash provided by operating activities	21	20

Cash flows from investing activities:
Purchases of property, equipment and software	(15)	(14)
Acquisitions of businesses, net	—	1
Purchases of short-term investments	(16)	(40)
Proceeds from sale of short-term investments	45	63
Other	1	1

Net cash provided by investing activities	15	11

Cash flows from financing activities:
Repayment of long-term debt	(1)	(1)
Proceeds from issuance of common and treasury stock	3	4
Purchases of treasury stock	—	(24)
Other	1	—

Net cash provided by (used in) financing activities	3	(21)

Effect of exchange rate changes on cash and cash equivalents	(7)	4

Net increase in cash and cash equivalents	32	14
Cash and cash equivalents at beginning of period	234	187

Cash and cash equivalents at end of period	$266	$201

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, in our Annual Report on Form 10-K filed with the SEC on February 25, 2009. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results for the year ending December 31, 2009.
Significant accounting standards to be adopted
FSP No. FAS 157-4, FSP No. FAS 107-1 and APB 28-1, and FSP No. FAS 115-2 and FAS 124-2
In April 2009, the Financial Accounting Standards Board issued three FASB Staff Positions (FSPs) that are intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities.  These FSPs are:  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;” FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments;” and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The FSPs are effective for the interim and annual periods ending after June 15, 2009.  We are currently evaluating the impact these FSPs will have on our results of operations and financial positions.
2. Fair Value Measurements
Fair value is defined under FAS 157 as the price that would be paid upon sale of an asset or upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. Fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to us. In addition, the fair value of assets and liabilities includes consideration of non-performance risk, including credit risk.
FAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Cash equivalents — money market funds	$144	$144	$—	$—
Short-term investments	$7	$7	$—	$—
Interest rate swaps	$(3)	$—	$(3)	$—
Foreign currency derivative financial instruments:
Forward contracts	$(15)	$—	$(15)	$—
Options	$(7)	$—	$(7)	$—
3. Derivative Financial Instruments
Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (FAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment to FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”   FAS 161 requires that objectives for using derivative financial instruments be disclosed in terms of the underlying risk and accounting designation.  Additionally, FAS 161 requires that the fair value of derivative financial instruments and their gains and losses be presented in tabular format in order to present a more complete picture of the effects of using derivative financial instruments.
As part of our risk management strategy, we enter into derivative financial instruments to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy defining the conditions under which we can enter into derivative financial instrument transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps that hedge our exposure to floating rates on certain portions of our debt and forward contracts and options that hedge our exposure to fluctuations in foreign currency exchange rates.
We account for certain foreign currency derivative financial instruments under FAS 133 and have designated them as cash flow hedges. We hedge the variability of a portion of our anticipated foreign currency cash flows using forward contracts and zero cost collars. These derivative financial instruments are designated as cash flow hedges of forecasted revenues related to our operations in India. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the condensed consolidated income statements. As of March 31, 2009, the notional amount of foreign currency derivative financial instruments outstanding totaled approximately $188 million, of which approximately $146 million relates to derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next 33 months. At March 31, 2009, the estimated net amount of loss that is expected to be reclassified into earnings within the next 12 months is $12 million ($10 million, net of tax). As of March 31, 2009, the unrealized loss on our foreign currency hedges, reflected in accumulated other comprehensive income, was approximately $24 million ($19 million, net of tax).
We have two interest rate swaps, which are designated as cash flow hedges under FAS 133. The first interest rate swap effectively converts $75 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.28%. The second interest rate swap effectively converts an additional $55 million of our borrowings under our credit facility from a variable-rate instrument into a fixed-rate instrument with an interest rate of 5.33%.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of March 31, 2009, the unrealized loss on our interest rate swaps, reflected in accumulated other comprehensive income, was approximately $2 million ($1 million, net of tax). Both interest rate swaps will expire in 2009.
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
The fair values of our derivative financial instruments are reflected in the condensed consolidated balance sheets as follows:

	As of March 31,
	2009	2008
	(in millions)
Derivative financial instruments designated as hedging instruments under FAS 133
Interest rate swaps:
Accrued and other current liabilities	$(3)	$—
Other non-current liabilities	—	(5)
Forward contracts:
Accounts receivable, net	1	—
Accrued and other current liabilities	(6)	—
Other non-current liabilities	(9)	(1)
Option contracts:
Accounts receivable, net	—	1
Accrued and other current liabilities	(7)	—

Total derivative financial instruments designated as hedging instruments under FAS 133	$(24)	$(5)

Derivative financial instruments not designated as hedging instruments under FAS 133
Forward contracts:
Accrued and other current liabilities	$(1)	$—

Total derivative financial instruments not designated as hedging instruments under FAS 133	$(1)	$—

Total derivative financial instruments	$(25)	$(5)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables summarize activities related to our derivative financial instruments that are classified as cash flow hedges in accordance with FAS 133:
The loss in fair value recognized in accumulated other comprehensive income, net of tax (effective portion):

	Three months ended March 31,
	2009	2008
	(in millions)
Interest rate swaps	$—	$3
Forward contracts	4	—
Option contracts	—	1

Total loss in accumulated other comprehensive income	$4	$4

The loss in fair value reclassified from accumulated other comprehensive income into earnings, net of tax (effective portion):

		Three months ended March 31,
	Income Statement Location	2009	2008
		(in millions)
Interest rate swaps	Interest expense	$1	$—
Forward contracts	Revenue	1	—
Option contracts	Revenue	1	—

Total loss reclassified to earnings		$3	$—

The change in fair value resulting from ineffectiveness is insignificant.
For the three months ended March 31, 2009 and 2008, we recognized an insignificant gain and a $1 million loss, respectively, on our forward contracts that are not designated as hedging instruments under FAS 133.
4. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2009, by reportable segment are as follows:

	Industry	Government
	Solutions	Services	Total
	(in millions)
Balance as of December 31, 2008	$431	$299	$730
Reduction of goodwill resulting from Tellurian acquisition	(1)	—	(1)

Balance as of March 31, 2009	$430	$299	$729

During the first quarter of 2009, we completed our valuation of the intangible assets related to the acquisition of Tellurian Networks, Inc. As a result, $1 million of goodwill was reclassed to amortizable intangible assets.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Identifiable Intangible Assets
Identifiable intangible assets are composed of:

	As of March 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service marks	$4	$(3)	$1
Customer-based assets	83	(35)	48
Other intangible assets	3	(2)	1

Total	$90	$(40)	$50

Total amortization expense for identifiable intangible assets was $5 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense is estimated at $18 million, $16 million, $13 million, $4 million, and $2 million for the years ended December 31, 2009 through 2013, respectively. Identifiable intangible assets are amortized over their estimated useful lives, ranging from one to ten years.
6. Comprehensive Income
Total comprehensive income, net of tax, was as follows:

	Three Months
	Ended March 31,
	2009	2008
	(in millions)
Net income	$28	$28
Foreign currency translation adjustments	(5)	1
Change in fair value of derivative financial instruments	(4)	(4)
Reclassification of derivative financial instruments into earnings	3	—

Total comprehensive income	$22	$25

7. Stockholders’ Equity
At March 31, 2009, there were 119,788,000 shares of our Class A Common Stock outstanding. At December 31, 2008, there were 119,429,000 shares of our Class A Common Stock outstanding.
8. Stock Options and Stock-Based Compensation
Stock-based compensation
We account for our stock-based compensation under FAS No. 123R, “Share-Based Payment,” which requires stock-based awards to be accounted for under the fair value method.
Our 2001 Long-Term Incentive Plan allows us to grant stock options, stock appreciation rights, restricted stock or cash awards to employees, directors or consultants. As of January 1, 2009, we began granting stock-settled stock appreciation rights (SSARs) in place of stock options in order to reduce the number of shares issued under our stock-based compensation plans. SSARs permit a holder the right to receive the value in shares of the appreciation in the price of our stock that occurred from the date the right was granted to the date of exercise.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended March 31, 2009 and 2008, stock-based compensation expense recorded in direct cost of services and selling, general and administrative expenses, was as follows:

	Three months ended
	March 31,
	2009	2008
	(in millions)
Direct cost of services	$1	$1
Selling, general and administrative expenses	3	3

Stock based compensation expense	4	4
Total stock based compensation expense, net of tax	3	3
At March 31, 2009, there was $47 million of total unrecognized compensation cost, net of expected forfeitures, from unvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 2.1 years.
We utilize the Black-Scholes option pricing model to calculate our actual stock-based employee compensation expense, and the assumptions used were as follows:

	Three months ended
	March 31,
	2009	2008
Weighted average risk free interest rates	1.86%	2.78%
Weighted average life (in years)	4.4	4.7
Volatility	34%	27%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of awards granted	$3.63	$4.06
Activity in our stock-based compensation plans
Activity in stock options and SSARs for Class A Common Stock was as follows (options and SSARs in thousands):

	Three months ended March 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Options/	Exercise		Exercise
	SSARs	Price	Options	Price
Outstanding at January 1	15,420	15.25	16,240	15.00
Granted (1)	935	11.77	1,627	14.24
Exercised	(48)	9.34	(181)	9.96
Forfeited	(246)	17.10	(604)	15.37

Outstanding at March 31	16,061	15.03	17,082	14.96
Exercisable at March 31	10,221	15.57	9,882	15.40

(1)	All awards granted for the three months ended March 31, 2009, were SSARs.
For outstanding and exercisable options and SSARs at March 31, 2009, the weighted average remaining contractual term (in years) is 3.52 and 2.54, respectively. For outstanding and exercisable options and SSARs at March 31, 2009, the aggregate intrinsic value is $11 million and $8 million, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Activity in restricted stock units for Class A Common Stock was as follows (restricted stock units in thousands):

	Three months ended March 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at January 1	1,030	14.68	1,010	14.90
Granted	1,083	11.78	434	14.26
Vested	(84)	11.85	—	—
Forfeited	(9)	14.62	(56)	14.82

Outstanding at March 31	2,020	13.14	1,388	14.70
9. Income Taxes
Our effective tax rate for the first quarter of 2009 was 30.0% as compared to 37.8% for the first quarter of 2008. Income tax expense for the first quarter of 2009 was lower primarily due to a $3 million tax benefit attributable to the resolution in March 2009 of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2003 and 2004. The tax benefit consisted primarily of the reversal of interest and penalty accruals.
The gross balance of reserves for uncertain tax positions was $13 million at March 31, 2009, which excludes $7 million of offsetting tax benefits, primarily from international tax treaties that provide for relief from double taxation. The net unrecognized tax benefits of $6 million, if recognized, would benefit our effective income tax rate. The $3 million decrease to the gross balance of reserves for uncertain tax positions in the first quarter of 2009 reflects the resolution of tax issues.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As discussed above, we recognized a $3 million benefit related to interest and penalties (net of tax benefit) as a component of income tax expense in the condensed consolidated income statements for the quarter ended March 31, 2009. Interest and penalties recorded as a component of income tax expense were insignificant for the quarter ended March 31, 2008. Accrued interest and penalties, net of tax benefit, related to unrecognized tax benefits were approximately $2 million as of March 31, 2009 and $5 million as of December 31, 2008.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Segment Data
The following is a summary of certain financial information by reportable segment for the three months ended March 31, 2009:

	Industry	Government
	Solutions	Services	Other(1)	Total
	(in millions)
For the three months ended March 31, 2009:
Revenue	$467	$155	$(1)	$621
Income before taxes	37	8	(5)	40
For the three months ended March 31, 2008:
Revenue	$519	$161	$—	$680
Income before taxes	40	5	—	45

(1)	“Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $1 million for the three months ended March 31, 2009 related to the provision of services by the Industry Solutions segment to the Government Services segment. During the three months ended March 31, 2009, we recorded $6 million for cost reduction activities in this segment.
11. Earnings Per Common Share
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations:

	For the Three Months Ended
	March 31,
	2009	2008
	(in thousands, except per share data)
Basic Earnings per Common Share
Net income	$28,379	$28,433

Weighted average common shares outstanding	119,453	119,754

Basic earnings per common share	$0.24	$0.24

Diluted Earnings per Common Share
Net income	$28,379	$28,433

Weighted average common shares outstanding	119,453	119,754
Incremental shares assuming dilution	980	1,322

Weighted average diluted common shares outstanding	120,433	121,076

Diluted earnings per common share	$0.24	$0.23

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock awards that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows:

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Common stock options/SSARs	11,716	10,636
Restricted stock units	179	212
We determined whether a stock award was dilutive or antidilutive by determining the shares issuable upon exercise or vesting, net of shares assumed to be purchased out of proceeds at the average market price for the periods presented.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “see,” “target,” “projects,” “position,” or “continue” or the negative of such terms and other comparable terminology. These statements reflect our current expectations, estimates, and projections. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Actual events or results may differ materially from what is expressed or forecasted in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, which have not materially changed. These risk factors describe reasons why our actual results may differ materially from any forward-looking statement. We disclaim any intention or obligation to update any forward-looking statement.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Consolidated Financial Statements and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Overview of Our Financial Results for the First Quarter of 2009
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. A severe or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies where we operate. Such a downturn could reduce demand and depress pricing for our services, especially with respect to discretionary project services or our clients could become unable to meet their financial obligations to us under the terms of our existing services agreements. Additionally, our clients and suppliers may be unable to generate cash flows or obtain financing to meet payment or delivery obligations to us, may decide to downsize, or may defer or cancel contracts, all of which could negatively affect revenue. These potential consequences of a severe or prolonged economic downturn could have a material adverse effect on our results of operations or financial condition.

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
Revenue Growth
Revenue growth is a measure of the growth we generate from sales of services to new customers, expansion and extension of existing contracts, acquisitions, and sales of discretionary services to existing customers. Revenue for the first quarter of 2009 decreased by 8.7% compared to the first quarter of 2008. As discussed in more detail below, this decrease in revenue came primarily from:
•	A reduction in project work associated with project cancellations related to software implementation and product engineering services, projects that did not reach target operating levels in the quarter, and reduced staffing levels on existing projects.

•	A reduction of pass-through revenue as a result of transitioning the contract management function back to a client.

•	An unfavorable impact from currency on existing accounts.
The decrease was partially offset by:
•	Revenue from new contracts signed during the twelve-month period following the first quarter of 2008.

•	Revenue from companies acquired in the second and fourth quarters of 2008.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share increased to $0.24 per share from $0.23 per share for the first quarter of 2008. This increase came primarily from a decrease in our effective tax rate for the first quarter of 2009 to 30.0%, as compared to the effective rate of 37.8% for the first quarter of 2008. Income tax expense for the first quarter of 2009 was lower primarily due to a $3 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2003 and 2004. The change in our tax rate resulted in a benefit of approximately $0.03 per diluted share.
This improvement to our earnings was partially offset by expenses related to cost reduction activities implemented in the first quarter of 2009 of approximately $0.03 per diluted share.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Free Cash Flow
We calculate free cash flow on a year to date basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our Condensed Consolidated Statements of Cash Flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow for the three months ended March 31, 2009 and 2008 was a source of cash of $6 million. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Three Months
	Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$21	$20
Purchases of property, equipment and purchased software	(15)	(14)

Free cash flow	$6	$6

See “Liquidity and Capital Resources” below for additional discussion of net cash provided by operating activities (under “Operating Activities”).
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
Various factors may impact the timing of signing contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending March 31, 2009, the amount of TCV signed was $1.2 billion, as compared to $1.8 billion for the twelve-month period ending March 31, 2008.
Additional Measurements
Both of our primary lines of business have distinct economic factors, business trends, and risks that could affect our results of operations. As a result, in addition to the four metrics discussed above that we use to measure our consolidated financial performance; we use similar metrics for each of these lines of business and for certain industry groups and operating units within these lines of business.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2009 and 2008
Revenue
Revenue for the first quarter of 2009 decreased from revenue for the first quarter of 2008 across both segments. Below is a summary of our revenue for the first quarter of 2009 as compared to the first quarter of 2008 (amounts in millions):

	Three Months Ended March 31
	2009	2008	$ Change	% Change
Industry Solutions	$467	$519	$(52)	(10.0)%
Government Services	155	161	(6)	(3.7)%
Elimination of intersegment revenue	(1)	—	(1)	—

Total	$621	$680	$(59)	(8.7)%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for the first quarter of 2009 as compared to the first quarter of 2008 was primarily attributable to:
•	$62 million net decrease from existing accounts largely resulting from completing task orders in the normal course of business, a reduction of discretionary project services, and a renegotiated contract with less pass-through revenue as a result of transitioning a contract management function back to the client. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions. These decreases were partially offset by expansion of our services among other customers.
• An unfavorable impact from currency of $12 million on existing accounts.
This decrease was partially offset by these increases:
•	$11 million increase from new contracts signed during the twelve-month period following the first quarter of 2008. This increase was composed of $7 million and $4 million in revenue from new contracts signed in the Healthcare and Commercial groups, respectively. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$11 million increase from revenue related to acquisitions within our Commercial group during the second quarter of 2008 and an acquisition within our Healthcare group during the fourth quarter of 2008.
Government Services
Government Services revenue decreased $6 million, or 3.7% for the first quarter of 2009 as compared to the first quarter of 2008. The decrease was primarily attributable to $23 million of lower revenue resulting from the ending of task orders in the normal course of business and reductions of pass-through revenue. These decreases were partially offset by a $17 million, net increase in revenue from contracts that were ramping up in the first quarter of 2008 and net increased level of volumes and scope of services we provide. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the first quarter of 2009, was 19.0% of revenue, which is higher than the gross margin for the first quarter of 2008 of 17.4%. This year-to-year increase in gross margin was primarily due to the following:
•	Increased gross margin in Industry Solutions due to a reduction of pass-through revenue and expenses, as a result of transitioning a contract management function back to a customer.
•	Increased contract profitability on existing accounts in Industry Solutions caused by contract efficiencies on fixed-priced contracts and volume increases on unit-priced contracts.
•	Increased gross profit for Government Services related to a contract that was in transition during the first quarter of 2008.

•	Increased profitability due to cost containment activities.
These improvements were partially offset by increased expenses related to transitioning and globalizing certain functions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2009 increased 6.8% to $79 million from $74 million for the first quarter of 2008. As a percentage of revenue, SG&A for the first quarter of 2009 was 12.7% of revenue as compared to SG&A for the first quarter of 2008 of 10.9% of revenue. The increase is primarily attributable to $6 million of expenses related to cost reduction activities implemented in the first quarter of 2009.
Other Income Statement Items
Our effective tax rate for the first quarter of 2009 was 30.0% as compared to 37.8% for the first quarter of 2008. Income tax expense for the first quarter of 2009 was lower primarily due to a $3 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to the Company’s consolidated federal income tax returns for the tax years 2003 and 2004.
Liquidity and Capital Resources
At March 31, 2009, we have cash and cash equivalents of $266 million, of which $112 million was held by our foreign subsidiaries. We also had short-term investments of $7 million at March 31, 2009, which were held in the U.S. While we are aware of no restrictions on access to our cash balances in any foreign jurisdiction, it is our intent to permanently reinvest our foreign earnings or to remit such earnings to the U.S. in a tax-free manner, and we do not provide for U.S. income tax on the undistributed earnings of our foreign subsidiaries.
In addition, we currently have a credit facility that allows us to borrow up to $275 million. As of March 31, 2009, we have borrowings of $177 million under the credit facility and $98 million available. The credit facility requires certain financial covenants of which we are in compliance as of March 31, 2009.
We believe that we will be able to meet our liquidity and cash needs for the foreseeable future through a combination of cash flows from operating activities, existing cash balances, our available line of credit, and other financing activities. However, during this current economic downturn, we continue to actively monitor the financial markets. Although the condition of these markets continues to be volatile, we believe we will continue to have access to them if the need arises. Continued market volatility could directly affect the cost and terms of any future debt financing, which could in turn impact our decisions to make acquisitions, purchase shares of our Class A common stock, or make other investments in our business.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Activities
Net cash provided by operating activities was $21 million and $20 million for the three months ended March 31, 2009 and for the three months ended March 31, 2008, respectively. This increase was primarily attributable to the following:
•	Cash provided by changes in accounts receivable was $31 million for the three months ended March 31, 2009, as compared to $16 million cash used in accounts receivable for the same period of the prior year. We typically collect our accounts receivable within 60-65 days, and therefore our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.
•	During the three months ended March 31, 2009, we made net cash payments for income taxes of $3 million as compared to $10 million in the three months ended March 31, 2008.
•	Cash used due to changes in accrued compensation was $47 million in the first quarter of 2009, as compared to $2 million cash provided by changes in accrued compensation in the first quarter of 2008. The first quarter 2009 changes in accrued compensation are driven by the compensation accrued as of December 31, 2008 that was paid during the first quarter of 2009. Bonuses paid to associates under our bonus plans in the first quarters of 2009 and 2008 (including payments of annual bonuses relating to the previous year’s bonus plan) were $54 million and $15 million, respectively.
Investing Activities
Net cash provided by investing activities was $15 million for the three months ended March 31, 2009, as compared to net cash provided by investing activities of $11 million for the same period in 2008. During the three months ended March 31, 2009, we liquidated short-term investments of $29 million, net as compared to $23 million, net during the three months ended March 31, 2008.
Financing Activities
Net cash provided by financing activities was $3 million for the three months ended March 31, 2009, as compared to net cash used in financing activities of $21 million for the three months ended March 31, 2008. During the first quarter of 2008, we purchased $24 million of treasury stock.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the three months ended March 31, 2009, foreign exchange rate fluctuations had a net negative impact on our non-domestic cash balances of $7 million, as the U.S. dollar strengthened against the Euro, Indian Rupee, Singapore Dollar, and other currencies. We manage exchange exposures that are likely to significantly impact net income or working capital. At March 31, 2009, we had derivative financial instruments to purchase and sell various currencies in the amount of $188 million, which expire at various times before the end of 2011.
Significant Accounting Standards to be Adopted
See Note 1, “General,” in the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
Item 3: Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our market risk associated with foreign currencies as of December 31, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes in these market risks.
Item 4: Controls and Procedures
As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
Item 1A: Risk Factors
In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission and available at www.sec.gov, for additional information regarding risk factors. There have been no material changes to these risk factors.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 17, 2008).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

31.1*	Rule 13a-14 Certification dated May 5, 2009, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated May 5, 2009, by John E. Harper, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated May 5, 2009, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated May 5, 2009, by John E. Harper, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: May 5, 2009	By	/s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer