Form 10-Q
period 2009-06-30
PEROT SYSTEMS CORP
filed 2009-08-04
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of July 31, 2009: 120,928,797 shares of Class A Common Stock and no shares of Class B Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009

Item 1: Financial Statements (Unaudited)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$291	$234
Short-term investments	38	36
Accounts receivable, net	400	443
Prepaid expenses and other	116	93

Total current assets	845	806
Property, equipment and purchased software, net	221	221
Goodwill	729	730
Deferred contract costs, net	120	112
Identifiable intangible assets, net	46	54
Other non-current assets	51	55

Total assets	$2,012	$1,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54	$54
Deferred revenue	61	60
Accrued compensation	70	98
Income taxes payable	13	11
Accrued and other current liabilities	120	138

Total current liabilities	318	361
Long-term debt	179	181
Non-current deferred revenue	68	80
Other non-current liabilities	52	51

Total liabilities	617	673

Commitments and contingencies
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	597	587
Retained earnings	874	815
Treasury stock	(64)	(73)
Accumulated other comprehensive loss	(13)	(25)

Total stockholders’ equity	1,395	1,305

Total liabilities and stockholders’ equity	$2,012	$1,978

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data)
Revenue	$628	$705	$1,249	$1,385
Direct cost of services	503	585	1,006	1,147

Gross profit	125	120	243	238
Selling, general and administrative expenses	77	73	156	147

Operating income	48	47	87	91
Interest income	1	1	2	3
Interest expense	(1)	(2)	(3)	(5)
Other income, net	—	1	2	3

Income before taxes	48	47	88	92
Provision for income taxes	17	17	29	34

Net income	$31	$30	$59	$58

Earnings per share of common stock:
Basic	$0.26	$0.25	$0.49	$0.49
Diluted	$0.25	$0.24	$0.49	$0.48
Weighted average number of common shares outstanding (in thousands):
Basic	120,036	119,283	119,745	119,547
Diluted	121,426	121,378	120,974	121,267
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(Dollars in millions)
Cash flows from operating activities:
Net income	$59	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	56
Stock-based compensation	9	9
Change in deferred taxes	5	2
Other non-cash items	4	5
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	44	(10)
Prepaid expenses	(18)	(25)
Deferred contract costs, net	(23)	(29)
Accounts payable and accrued liabilities	(20)	2
Accrued compensation	(30)	16
Deferred revenue	(10)	16
Income taxes	2	(13)
Other current and non-current assets	3	(7)
Other current and non-current liabilities	(5)	—

Net cash provided by operating activities	76	80

Cash flows from investing activities:
Purchases of property, equipment and software	(29)	(27)
Acquisitions of businesses, net	—	(20)
Purchases of short-term investments	(64)	(40)
Net proceeds from sale of short-term investments	62	63
Other	1	—

Net cash used in investing activities	(30)	(24)

Cash flows from financing activities:
Repayment of long-term debt	(1)	(33)
Proceeds from issuance of common stock	4	6
Proceeds from issuance of treasury stock	6	5
Purchases of treasury stock	—	(24)

Net cash provided by (used in) financing activities	9	(46)

Effect of exchange rate changes on cash and cash equivalents	2	(1)

Net increase in cash and cash equivalents	57	9
Cash and cash equivalents at beginning of period	234	187

Cash and cash equivalents at end of period	$291	$196

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We have evaluated subsequent events for recognition or disclosure through August 4, 2009, which was the date we filed this Form 10-Q with the SEC. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, in our Annual Report on Form 10-K filed with the SEC on February 25, 2009. Operating results for the three and six month period ended June 30, 2009, are not necessarily indicative of the results for the year ending December 31, 2009.
Adoption of significant accounting standards
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP in the quarter ended June 30, 2009. There was no impact on the condensed consolidated financial statements as it relates only to additional disclosures.
In June 2009, the Financial Accounting Standard Board issued Financial Accounting Standard No. 168, “The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FAS No. 162.” FAS 168 provides for a single Accounting Codification and modifies the hierarchy of Generally Accepted Accounting Procedures to consist of two levels of GAAP: authoritative and nonauthoritative. This statement is effective for all interim and annual periods ending after September 15, 2009. As a result of this statement, the references to authoritative GAAP in our footnotes will change to reflect this new codification. This Statement will not impact the condensed consolidated financial statements.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Financial assets and financial liabilities measured at fair value on a recurring basis
FAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(in millions)
Cash equivalents — money market funds	$164	$164	$—	$—
Short-term investments	$38	$38	$—	$—
Interest rate swaps	$(2)	$—	$(2)	$—
Foreign currency derivative financial instruments:
Forward contracts	$(11)	$—	$(11)	$—
Options	$(3)	$—	$(3)	$—
Fair value of credit facility
The estimated fair value of our amounts outstanding under our credit facility as of June 30, 2009 is $165 million and is determined in accordance with the disclosure requirements of FAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We estimated the fair value of the credit facility by discounting future cash flows using interest rate spreads currently available for a credit facility with similar terms and maturity to our existing outstanding borrowings. The outstanding borrowings are recorded in our condensed consolidated balance sheets at the carrying value of $177 million.
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
As part of our risk management strategy, we enter into derivative financial instruments to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy defining the conditions under which we can enter into derivative financial instrument transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
that hedge our exposure to floating rates on certain portions of our debt and forward contracts and options that hedge a portion of our exposure to fluctuations in foreign currency exchange rates.
We account for certain foreign currency derivative financial instruments under FAS 133 and have designated them as cash flow hedges. We hedge the variability of a portion of our anticipated foreign currency cash flows using forward contracts and zero cost collars. These derivative financial instruments are designated as cash flow hedges of forecasted revenues related to our operations in India. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the condensed consolidated income statements. As of June 30, 2009, the notional amount of foreign currency derivative financial instruments outstanding totaled approximately $177 million, of which approximately $131 million relates to derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next 30 months. At June 30, 2009, the estimated net amount of loss that is expected to be reclassified into earnings within the next 12 months is $9 million ($8 million, net of tax). As of June 30, 2009, the unrealized loss on our foreign currency hedges, reflected in accumulated other comprehensive loss, was approximately $16 million ($12 million, net of tax).
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
As of June 30, 2009, the unrealized loss on our interest rate swaps, reflected in accumulated other comprehensive loss, was approximately $1 million ($1 million, net of tax). Both interest rate swaps will expire in August 2009.
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
The fair values of our derivative financial instruments are reflected in the condensed consolidated balance sheets as follows:

	As of June 30,
	2009	2008
	(in millions)
Derivative financial instruments designated as hedging instruments under FAS 133
Interest rate swaps:
Accrued and other current liabilities	$(2)	$—
Other non-current liabilities	—	(3)
Forward contracts:
Other non-current assets	1	—
Accrued and other current liabilities	(6)	(3)
Other non-current liabilities	(6)	(8)
Option contracts:
Accrued and other current liabilities	(3)	(2)
Other non-current liabilities	—	(2)

Total derivative financial instruments designated as hedging instruments under FAS 133	$(16)	$(18)

Total derivative financial instruments not designated as hedging instruments under FAS 133	—	—

Total derivative financial instruments	$(16)	$(18)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables summarize activities related to our derivative financial instruments that are classified as cash flow hedges in accordance with FAS 133:
The (gain) or loss in fair value recognized in accumulated other comprehensive loss, net of tax (effective portion):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Interest rate swaps	$—	$(4)	$—	$(1)
Forward contracts	(4)	13	—	13
Option contracts	(1)	3	(1)	4

Total (gain) loss in accumulated other comprehensive loss	$(5)	$12	$(1)	$16

The (gain) or loss in fair value reclassified from accumulated other comprehensive loss into earnings, net of tax (effective portion):

		Three months ended June 30,		Six months ended June 30,
	Income Statement Location	2009	2008	2009	2008
		(in millions)
Interest rate swaps	Interest expense	$1	$(1)	$2	$(1)
Forward contracts	Revenue	—	—	1	—
Option contracts	Revenue	1	—	2	—

Total (gain) loss reclassified to earnings		$2	$(1)	$5	$(1)

The change in fair value resulting from ineffectiveness is insignificant for the three and six months ended June 30, 2009 and 2008.
For the three months ended June 30, 2009 and 2008, we recognized a $1 million gain and an insignificant loss, respectively, on our forward contracts that are not designated as hedging instruments under FAS 133. For the six months ended June 30, 2009 and 2008, we recognized a $1 million gain and a $1 million loss, respectively, on our forward contracts that are not designated as hedging instruments under FAS 133.
4. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2009, by reportable segment are as follows:

	Industry	Government
	Solutions	Services	Total
	(in millions)
Balance as of December 31, 2008	$431	$299	$730
Reduction of goodwill resulting from Tellurian acquisition	(1)	—	(1)

Balance as of June 30, 2009	$430	$299	$729

During the first quarter of 2009, we completed our valuation of the intangible assets related to the acquisition of Tellurian Networks, Inc. As a result, $1 million of goodwill was reclassed to amortizable intangible assets.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Identifiable Intangible Assets
Identifiable intangible assets are composed of:

	As of June 30, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
	(in millions)
Service marks	$4	$(4)	$—
Customer-based assets	83	(38)	45
Other intangible assets	3	(2)	1

Total	$90	$(44)	$46

Total amortization expense for identifiable intangible assets was $9 million for the six months ended June 30, 2009 and the six months ended June 30, 2008. Amortization expense is estimated at $18 million, $16 million, $13 million, $4 million, and $2 million for the years ending December 31, 2009 through 2013, respectively. Identifiable intangible assets are amortized over their estimated useful lives, ranging from one to ten years.
6. Comprehensive Income
Total comprehensive income, net of tax, was as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income	$31	$30	$59	$58
Foreign currency translation adjustments	11	(7)	6	(6)
Change in fair value of derivative financial instruments	5	(12)	1	(16)
Reclassification of derivative financial instruments into earnings	2	(1)	5	(1)

Total comprehensive income	$49	$10	$71	$35

7. Stockholders’ Equity
At June 30, 2009, there were 120,541,000 shares of our Class A Common Stock outstanding. At December 31, 2008, there were 119,429,000 shares of our Class A Common Stock outstanding.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three and six months ended June 30, 2009 and 2008, stock-based compensation expense recorded in direct cost of services and selling, general and administrative expenses, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Direct cost of services	$1	$1	$2	$2
Selling, general and administrative expenses	4	4	7	7

Stock based compensation expense	5	5	9	9
Total stock compensation expense, net of tax	3	3	6	6
At June 30, 2009, there was $43 million of total unrecognized compensation cost, net of expected forfeitures, from unvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.96 years.
We utilize the Black-Scholes option pricing model to calculate our actual stock-based employee compensation expense of stock options and SSARs, and the assumptions used were as follows:

	Six months ended
	June 30,
	2009	2008
Weighted average risk free interest rates	1.86%	2.78%
Weighted average life (in years)	4.4	4.7
Volatility	34%	27%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share	$3.64	$4.06
Activity in our stock-based compensation plans
Activity in stock options and SSARs for Class A Common Stock was as follows (options and SSARs in thousands):

	Six months ended June 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Options/	Exercise		Exercise
	SSARs	Price	Options	Price
Outstanding at January 1	15,420	15.25	16,240	15.00
Granted (1)	946	11.79	1,625	14.24
Exercised	(594)	10.65	(534)	9.87
Forfeited	(704)	15.76	(849)	15.94

Outstanding at June 30	15,068	15.19	16,482	15.04
Exercisable at June 30	9,389	15.86	9,519	15.52

(1)	All awards granted for the six months ended June 30, 2009, were SSARs.
For outstanding and exercisable options and SSARs at June 30, 2009, the weighted average remaining contractual term (in years) is 3.39 and 2.41, respectively. For outstanding and exercisable options and SSARs at June 30, 2009, the aggregate intrinsic value is $17 million and $12 million, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Activity in restricted stock units for Class A Common Stock was as follows (restricted stock units in thousands):

	Six months ended June 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at January 1	1,030	14.68	1,010	14.90
Granted	1,096	11.80	442	14.28
Vested	(86)	11.84	(3)	14.78
Forfeited	(58)	14.39	(111)	14.79

Outstanding at June 30	1,982	13.11	1,338	14.69
9. Income Taxes
Our effective tax rate for the six months ended June 30, 2009 was 33.0% as compared to 37.0% for the six months ended June 30, 2008. Income tax expense for six months ended June 30, 2009 was lower primarily due to a $3 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2003 and 2004.
The gross balance of reserves for uncertain tax positions was $14 million at June 30, 2009, which excludes $7 million of offsetting tax benefits, primarily from international tax treaties that provide for relief from double taxation. The net unrecognized tax benefits of $7 million, if recognized, would benefit our effective income tax rate. We are currently under examination by the Internal Revenue Service for taxable years ended December 31, 2005 through December 31, 2007, and believe that we will reach resolution on certain issues under audit within the next twelve months. Consequently, we anticipate a change to the total amount of unrecognized tax benefits within the next twelve months, the amount of which cannot be determined at this time.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties recorded as a component of income tax expense were insignificant for the six months ended June 30, 2009 and June 30, 2008. Accrued interest and penalties, net of tax benefit, related to unrecognized tax benefits were approximately $2 million as of June 30, 2009 and $5 million as of December 31, 2008.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Segment Data
The following is a summary of certain financial information by reportable segment for the three and six months ended June 30, 2009 and 2008:

	Industry	Government
	Solutions	Services	Other(1)	Total
	(in millions)
For the three months ended June 30, 2009:
Revenue	$475	$155	$(2)	$628
Income before taxes	42	7	(1)	48
For the three months ended June 30, 2008:
Revenue	$546	$161	$(2)	$705
Income before taxes	44	3	—	47
For the six months ended June 30, 2009:
Revenue	$942	$310	$(3)	$1,249
Income before taxes	79	15	(6)	88
For the six months ended June 30, 2008:
Revenue	$1,065	$322	$(2)	$1,385
Income before taxes	84	8	—	92

(1)	“Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $2 million for the three months ended June 30, 2009 and 2008, respectively, and $3 million and $2 million for the six months ended June 30, 2009 and 2008, respectively, related to the provision of services by the Industry Solutions segment to the Government Services segment. In addition, $6 million of cost reduction activities are included in this segment in the six months ended June 30, 2009.
11. Earnings Per Share
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Basic Earnings per Common Share
Net income	$30,813	$29,668	$59,192	$58,101

Weighted average common shares outstanding	120,036	119,283	119,745	119,547

Basic earnings per common share	$0.26	$0.25	$0.49	$0.49

Diluted Earnings per Common Share
Net income	$30,813	$29,668	$59,192	$58,101

Weighted average common shares outstanding	120,036	119,283	119,745	119,547
Incremental shares assuming dilution	1,390	2,095	1,229	1,720

Weighted average diluted common shares outstanding	121,426	121,378	120,974	121,267

Diluted earnings per common share	$0.25	$0.24	$0.49	$0.48

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock awards that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Common stock options/SSARs	10,593	8,818	11,286	9,588
Restricted stock units	6	—	3	—
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. These cases focus on alleged improper practices of investment banks. Our case, which is pending in the Southern District of New York, has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation and certain issues, including class certification issues, are being considered in a limited number of test cases. On June 9, 2009, the trial court issued an order granting preliminary approval of the settlement of our case (and the other cases in the IPO Allocation Securities Litigation). Notice of the proposed settlement has been sent to the class members and the trial court has scheduled a hearing to consider the final approval of the proposed settlement in September 2009. Under the proposed settlement, our insurers (along with the insurers of the other issuers in the IPO Allocation Securities Litigation) would fund the issuers’ portion of the settlement, and we would not make any payment in connection with the settlement.
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
Overview of Our Financial Results for the Second Quarter of 2009
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
We continue to monitor current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. The current general economic downturn has adversely affected the levels of business activities in the industries and geographies where we operate, and has reduced demand and pressured pricing for our services, especially with respect to discretionary project services. In a severe or prolonged economic downturn, more of our clients could become unable to meet their financial obligations to us under the terms of our existing services agreements, could decide to downsize, or could defer or cancel contracts, all of which could have a material adverse effect on our results of operations or financial condition.

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
Revenue Growth
Revenue growth is a measure of the growth we generate from sales of services to new customers, expansion and extension of existing contracts, acquisitions, and sales of discretionary services to existing customers. Revenue for the second quarter of 2009 decreased by 10.9% compared to the second quarter of 2008. As discussed in more detail below, this decrease in revenue came primarily from:
•	A reduction in project work caused by project completions and cancellations in excess of new project starts, projects that did not reach target operating levels in the quarter, and reduced staffing levels on existing projects.

•	A reduction of pass-through revenue as a result of transitioning the contract management function back to a client.

•	An unfavorable impact from foreign currency movements.
The decrease was partially offset by:
•	Revenue from new contracts signed during the twelve-month period following the second quarter of 2008.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share increased to $0.25 per share from $0.24 per share for the second quarter of 2008. Improved profitability on existing accounts, primarily resulting from the effects of cost reduction activities and higher volumes and utilization, was partially offset by reductions in discretionary short-term project work and by an increase in selling, general and administrative costs.
Free Cash Flow
We calculate free cash flow on a year to date basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our Condensed Consolidated Statements of Cash Flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow was a source of cash of $47 million for the six months ended June 30, 2009 and $53 million for the same period in 2008. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$76	$80
Purchases of property, equipment and software	(29)	(27)

Free cash flow	$47	$53

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
Various factors may impact the timing of signing contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending June 30, 2009, the amount of TCV signed was $1.0 billion, as compared to $1.8 billion for the twelve-month period ending June 30, 2008.
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
Comparison of the Three Months Ended June 30, 2009 and 2008
Revenue
Revenue for the second quarter of 2009 decreased from revenue for the second quarter of 2008 across both segments. Below is a summary of our revenue for the second quarter of 2009 as compared to the second quarter of 2008 (amounts in millions):

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Industry Solutions	$475	$546	$(71)	(13.0)%
Government Services	155	161	(6)	(3.7)%
Elimination of intersegment revenue	(2)	(2)	—	—

Total	$628	$705	$(77)	(10.9)%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for the second quarter of 2009 as compared to the second quarter of 2008 was primarily attributable to:
•	$80 million net decrease from existing accounts largely resulting from completing task orders in the normal course of business in excess of new project starts, a reduction of discretionary project services, and a renegotiated contract with less pass-through revenue as a result of transitioning a contract management function back to the client. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.
•	An unfavorable impact from foreign currency movements of $10 million.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
This decrease was partially offset by these increases:
•	$15 million increase from new contracts signed during the twelve-month period following the second quarter of 2008 in the Healthcare group. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$4 million increase from revenue related to an acquisition within our Healthcare group during the fourth quarter of 2008.
Government Services
The decrease of $6 million, or 3.7%, for Government Services for the second quarter of 2009 as compared to the second quarter of 2008 was primarily attributable to reductions in pass-through revenue and reductions in scope of services and task orders. These decreases were partially offset by revenue contributions from new business and increased volumes, primarily relating to an outsourcing contract that moved past the transition phase in 2009. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the second quarter of 2009, was 19.9% of revenue, which is higher than the gross margin for the second quarter of 2008 of 17.0%. This year-to-year increase in gross margin was primarily due to the following:
•	Increased contract profitability on existing accounts in Industry Solutions resulting from contract efficiencies on fixed-priced outsourcing contracts, volume increases on unit-priced contracts, and cost containment activities.
•	Increased gross margin in Industry Solutions due to a reduction of pass-through revenue and expenses, as a result of transitioning a contract management function back to a customer.
•	Increased gross profit for Government Services related to a contract that was in transition during first and second quarters of 2008.
These improvements were partially offset by a reduction in project work caused by project completions and cancellations in excess of new project starts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2009 increased 5.5% to $77 million from $73 million for the second quarter of 2008. As a percentage of revenue, SG&A for the second quarter of 2009 was 12.3% of revenue as compared to SG&A for the second quarter of 2008 of 10.4% of revenue. The increase is primarily attributable to sales force and marketing expansion.
Other Income Statement Items
Our effective tax rate for the second quarter of 2009 was 35.4% as compared to 36.2% for the second quarter of 2008. The reduction in the rate is primarily due to a reduction in taxes and valuation allowances attributable to our foreign operations. Income tax expense was $17 million for the second quarter of 2009 and 2008.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Comparison of the Six Months Ended June 30, 2009 and 2008
Revenue
Revenue for the six months ended June 30, 2009 decreased from revenue for the six months ended June 30, 2008 in both segments. Below is a summary of our revenue for the six months ended June 30, 2009 as compared to the six months ended June, 2008 (amounts in millions):

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Industry Solutions	$942	$1,065	$(123)	(11.5)%
Government Services	310	322	(12)	(3.7)%
Elimination of intersegment revenue	(3)	(2)	(1)	(50.0)%

Total	$1,249	$1,385	$(136)	(9.8)%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily attributable to:
•	$130 million net decrease from existing accounts largely resulting from completing task orders in the normal course of business in excess of new project starts, a reduction of discretionary project services, and a renegotiated contract with less pass-through revenue as a result of transitioning a contract management function back to the client. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.
•	An unfavorable impact from foreign currency movements of $23 million.
This decrease was partially offset by these increases:
•	$22 million increase from new contracts signed during the twelve-month period following the second quarter of 2008 in the Healthcare group. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$8 million increase from revenue related to an acquisition within our Healthcare group during the fourth quarter of 2008.
Government Services
The decrease in revenue of $12 million for Government Services for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily attributable to reductions in pass-through revenue. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the six months ended June 30, 2009, was 19.5% of revenue, which is higher than the gross margin for the six months ended June 30, 2008 of 17.2%. This year-to-year increase in gross margin was primarily due to the following:
•	Increased contract profitability on existing accounts in Industry Solutions resulting from contract efficiencies on fixed-priced contracts, volume increases on unit-priced contracts, and cost containment activities.
•	Increased gross margin in Industry Solutions due to a reduction of pass-through revenue and expenses, as a result of transitioning a contract management function back to a customer.
•	Increased gross profit for Government Services related to a contract that was in transition during the first and second quarter of 2008.
These improvements were partially offset by a reduction in project work caused by project completions and cancellations in excess of new project starts and increased expenses related to transitioning and globalizing certain functions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2009 increased 6.1% to $156 million from $147 million for the six months ended June 30, 2008. As a percentage of revenue, SG&A for six months ended June 30, 2009 was 12.5% of revenue as compared to SG&A for the six months ended June 30, 2008 of 10.6% of revenue. The increase is primarily attributable to $6 million of expenses related to cost reduction activities implemented in the first quarter of 2009 and increased expenses in the second quarter of 2009 related to sales force and marketing expansion.
Other Income Statement Items
Our effective tax rate for the six months ended June 30, 2009 was 33.0% as compared to 37.0% for the six months ended June 30, 2008. Income tax expense for six months ended June 30, 2009 was lower primarily due to a $3 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2003 and 2004.
Liquidity and Capital Resources
At June 30, 2009, we have cash and cash equivalents of $291 million, of which $121 million was held by our foreign subsidiaries. We also had short-term investments of $38 million at June 30, 2009, which were held in the U.S. While we are aware of no restrictions on access to our cash balances in any foreign jurisdiction, it is our intent to permanently reinvest our foreign earnings or to remit such earnings to the U.S. in a tax-free manner, and we do not provide for U.S. income tax on the undistributed earnings of our foreign subsidiaries.
In addition, we currently have a credit facility that allows us to borrow up to $275 million. As of June 30, 2009, we have borrowings of $177 million under the credit facility and $98 million available. The credit facility requires certain financial covenants of which we are in compliance as of June 30, 2009.

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
Operating Activities
Net cash provided by operating activities was $76 million and $80 million for the six months ended June 30, 2009 and for the six months ended June 30, 2008, respectively. This decrease was primarily attributable to the following:
•	Cash used due to changes in accrued compensation was $30 million in the six months ending June 30, 2009, as compared to $16 million cash provided by changes in accrued compensation for the same period of 2008. The changes in accrued compensation in the six months ended June 30, 2009 were driven by the compensation accrued as of December 31, 2008 that was paid during the six months ended June 30, 2009, partially offset by our compensation accrual that will be paid during the first six months of 2010. Bonuses paid to associates under our bonus plans in the first six months of 2009 and 2008 (including payments of annual bonuses relating to the previous year’s bonus plan) were $58 million and $21 million, respectively.
•	During the six months ended June 30, 2009, there was a decrease of $10 million in net deferred revenue received from customers as compared to an increase of $16 million for the same period in 2008. The decrease is primarily attributable to payments received in 2008 related to transition services on long-term outsourcing contracts.
•	Cash used by changes in accounts payable and accrued liabilities was $20 million for the six months ended June 30, 2009, as compared to cash provided of $2 million for the same period of the prior year. This decrease is primarily due to the timing of vendor payments.
These reductions to net cash provided by operating activities were partially offset by the following:
•	Cash provided by changes in accounts receivable was $44 million for the six months ended June 30, 2009, as compared to $10 million cash used in accounts receivable for the same period of the prior year. Our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.
•	During the six months ended June 30, 2009, we made net cash payments for income taxes of $20 million as compared to $46 million in the six months ended June 30, 2008.
Investing Activities
Net cash used in investing activities was $30 million for the six months ended June 30, 2009, as compared to net cash used in investing activities of $24 million for the same period in 2008. During the six months ended June 30, 2009, we purchased $29 million of property, equipment and software, as compared to $27 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we made net purchases of short-term investments of $2 million. During the six months ended June 30, 2008, we liquidated short-term investments of $23 million, net and used $20 million in the acquisitions of businesses.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Financing Activities
Net cash provided by financing activities was $9 million for the six months ended June 30, 2009, as compared to net cash used in financing activities of $46 million for the six months ended June 30, 2008. This increase is primarily attributable to a $30 million payment against our credit facility and a $24 million purchase of treasury stock in 2008.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the six months ended June 30, 2009, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances of $2 million, as the U.S. dollar weakened against the Euro, Singapore Dollar, and other currencies. We manage exchange exposures that are likely to significantly impact net income or working capital. At June 30, 2009, we had derivative financial instruments to purchase and sell various currencies in the notional amount of $177 million, which expire at various times before the end of 2011.
Adoption of Significant Accounting Standards
See Note 1, “General,” in the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
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
Item 4: Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. These cases focus on alleged improper practices of investment banks. Our case, which is pending in the Southern District of New York, has been consolidated for pretrial purposes with approximately 300 similar cases in the IPO Allocation Securities Litigation and certain issues, including class certification issues, are being considered in a limited number of test cases. On June 9, 2009, the trial court issued an order granting preliminary approval of the settlement of our case (and the other cases in the IPO Allocation Securities Litigation). Notice of the proposed settlement has been sent to the class members and the trial court has scheduled a hearing to consider the final approval of the proposed settlement in September 2009. Under the proposed settlement, our insurers (along with the insurers of the other issuers in the IPO Allocation Securities Litigation) would fund the issuers’ portion of the settlement, and we would not make any payment in connection with the settlement.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
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
Item 4: Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on May 13, 2009. The purpose of the meeting was to elect twelve nominees to serve as our directors and ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
The number of shares voted with respect to each nominee was as follows:

Nominees	For	Withheld
Ross Perot	111,877,888	1,736,833
Ross Perot, Jr	111,845,608	1,769,113
Peter Altabef	112,078,687	1,536,034
Steven Blasnik	111,802,466	1,812,255
John S.T. Gallagher	112,293,533	1,321,188
Carl Hahn	112,208,327	1,406,394
DeSoto Jordan	89,187,087	24,427,634
Caroline (Caz) Matthews	112,598,345	1,016,376
Thomas Meurer	112,573,624	1,041,097
Cecil H. (C. H.) Moore, Jr.	112,301,155	1,313,566
Anthony Principi	112,586,582	1,028,139
Anuroop (Tony) Singh	112,268,515	1,346,206
All of the nominees were elected to the Board of Directors. At the time of the shareholders meeting, these directors constituted the entire Board of Directors.
The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by the shareholders. The vote was 113,061,209 for, 542,565 against, and 10,947 abstaining.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (the “Company”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 17, 2008).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

31.1*	Rule 13a-14 Certification dated August 4, 2009, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated August 4, 2009, by John E. Harper, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated August 4, 2009, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated August 4, 2009, by John E. Harper, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)

Date: August 4, 2009	By	/s/ ROBERT J. KELLY

Robert J. Kelly
Corporate Controller and Principal
Accounting Officer