Form 10-Q
period 2009-09-30
PEROT SYSTEMS CORP
filed 2009-11-06
CIK 894253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common stock outstanding as of November 2, 2009: 124,097,330 shares of Class A Common Stock.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)
PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$380	$234
Short-term investments	53	36
Accounts receivable, net	397	443
Prepaid expenses and other	111	93

Total current assets	941	806
Property, equipment, and purchased software, net	227	221
Goodwill	734	730
Deferred contract costs, net	122	112
Identifiable intangible assets, net	42	54
Other non-current assets	46	55

Total assets	$2,112	$1,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57	$54
Deferred revenue	63	60
Accrued compensation	84	98
Income taxes payable	—	11
Accrued and other current liabilities	113	138

Total current liabilities	317	361
Long-term debt	178	181
Non-current deferred revenue	70	80
Other non-current liabilities	62	51

Total liabilities	627	673

Commitments and contingencies (Notes 1 and 12)
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	617	587
Retained earnings	907	815
Treasury stock	(26)	(73)
Accumulated other comprehensive income	(14)	(25)

Total stockholders’ equity	1,485	1,305

Total liabilities and stockholders’ equity	$2,112	$1,978

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data)
Revenue	$629	$711	$1,878	$2,096
Direct cost of services	507	587	1,513	1,734

Gross profit	122	124	365	362
Selling, general and administrative expenses	79	76	235	223

Operating income	43	48	130	139
Interest income	1	2	3	5
Interest expense	(1)	(2)	(4)	(7)
Other income, net	—	—	2	3

Income before taxes	43	48	131	140
Provision for income taxes	10	18	39	52

Net income	$33	$30	$92	$88

Earnings per share of common stock:
Basic	$0.28	$0.25	$0.77	$0.74
Diluted	$0.27	$0.25	$0.76	$0.73
Weighted average number of common shares outstanding (in thousands):
Basic	121,189	120,151	120,279	119,750
Diluted	123,862	122,576	122,007	121,712
The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in millions)
Cash flows from operating activities:
Net income	$92	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	85
Impairment of assets	4	3
Stock-based compensation	13	13
Change in deferred taxes	20	(1)
Excess tax benefits from stock-based compensation arrangements	2	—
Other non-cash items	2	—
Changes in assets and liabilities (net of effects from acquisitions of businesses):
Accounts receivable, net	48	(18)
Prepaid expenses	(10)	(15)
Deferred contract costs, net	(34)	(43)
Accounts payable and accrued liabilities	(23)	(15)
Accrued compensation	(17)	31
Deferred revenue	(6)	19
Income taxes	(19)	(3)
Other current and non-current assets	8	(7)
Other current and non-current liabilities	(3)	1

Net cash provided by operating activities	161	138

Cash flows from investing activities:
Purchases of property, equipment and purchased software	(53)	(38)
Acquisitions of businesses, net	(4)	(18)
Purchases of short-term investments	(79)	(40)
Net proceeds from sale of short-term investments	62	63
Other	1	1

Net cash used in investing activities	(73)	(32)

Cash flows from financing activities:
Repayments of debt	(2)	(34)
Proceeds from issuance of common stock	6	8
Proceeds from issuance of treasury stock	54	16
Excess tax benefits from stock-based compensation arrangements	(2)	—
Purchases of treasury stock	—	(24)

Net cash provided by (used in) financing activities	56	(34)

Effect of exchange rate changes on cash and cash equivalents	2	(13)

Net increase in cash and cash equivalents	146	59
Cash and cash equivalents at beginning of period	234	187

Cash and cash equivalents at end of period	$380	$246

The accompanying notes are an integral part of these financial statements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Perot Systems Corporation and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which was the date we filed this Form 10-Q with the SEC. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, in our Annual Report on Form 10-K filed with the SEC on February 25, 2009. Operating results for the three and nine month period ended September 30, 2009, are not necessarily indicative of the results for the year ending December 31, 2009.
Recent Developments — Merger
As previously disclosed on a Form 8-K filed with the SEC on September 21, 2009, Perot Systems Corporation (the Company) entered into an Agreement and Plan of Merger (the Merger Agreement), dated as of September 20, 2009, by and among the Company, Dell Inc., a Delaware corporation (Dell), and DII — Holdings Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of Dell (the Purchaser).
Pursuant to the Merger Agreement and as previously disclosed on a Form 8-K filed with the SEC on November 3, 2009, Dell completed its acquisition of all of the outstanding shares of the Company’s Class A common stock, par value $0.01 per share (the Shares), on November 3, 2009. The acquisition was completed through the merger of the Purchaser with and into the Company in accordance with applicable provisions of Delaware law that authorize the completion of the merger as a “short form” merger without a vote or meeting of the Company’s stockholders. See Note 13, “Subsequent Events,” for additional discussion of the merger.
Adoption of significant accounting standards
In April 2009, the Financial Accounting Standard Board issued a clarification of previous guidance for interim disclosures about fair value of financial instruments, that requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This statement is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted this statement in the quarter ended June 30, 2009. There was no impact on the condensed consolidated financial statements as it relates only to additional disclosures.
In May 2009, the FASB issued a standard that sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact our financial position or results of operations.
In June 2009, the FASB issued a statement that provides for a single Accounting Codification and modifies the hierarchy of Generally Accepted Accounting Procedures to consist of two levels of GAAP: authoritative and nonauthoritative. This statement is effective for all interim and annual periods ending after September 15, 2009. As a result of this statement, the references to authoritative GAAP in our footnotes have changed to reflect this new codification.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In October 2009, the FASB ratified a consensus that establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This consensus will also require additional disclosures in the notes to the financial statements related to our multiple-deliverable revenue arrangements and will be effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is allowed. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
In October 2009, the FASB ratified a consensus related to software revenue recognition. Under this consensus, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance. This update will be effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is allowed. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.
2. Fair Value Measurements
Fair value is defined as the price that would be paid upon sale of an asset or upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. Fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to us. In addition, the fair value of assets and liabilities includes consideration of non-performance risk, including credit risk.
Financial assets and financial liabilities measured at fair value on a recurring basis
To increase consistency and comparability in fair value measurements and related disclosures, inputs to valuation techniques used to measure fair value are prioritized into a hierarchy of three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following is a brief description of those three levels:
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
Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.
The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurements
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(in millions)
Cash equivalents — money market funds	$227	$227	$—	$—
Cash equivalents — commercial paper	$25	$25	$—	$—
Short-term investments	$53	$53	$—	$—
Foreign currency derivative financial
Forward contracts	$(10)	$—	$(10)	$—
Options	$(2)	$—	$(2)	$—

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair value of credit facility
The estimated fair value of our amounts outstanding under our credit facility as of September 30, 2009 was $170 million. We estimated the fair value of the credit facility by discounting future cash flows using interest rate spreads currently available for a credit facility with similar terms and maturity to our existing outstanding borrowings. The outstanding borrowings were recorded in our condensed consolidated balance sheets at the carrying value of $177 million.
3. Derivative Financial Instruments
As part of our risk management strategy, we may enter into derivative financial instruments to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk management policy defining the conditions under which we can enter into derivative financial instrument transactions. To date, our use of derivative financial instruments has been limited to interest rate swaps that hedged our exposure to floating rates on certain portions of our debt and forward contracts and options that hedged a portion of our exposure to fluctuations in foreign currency exchange rates.
We designate and account for certain foreign currency derivative financial instruments as cash flow hedges. We hedge the variability of a portion of our anticipated foreign currency cash flows using forward contracts and zero cost collars. These derivative financial instruments are designated as cash flow hedges of forecasted revenues related to our operations in India. The remaining foreign currency derivative financial instruments are being marked to market, with changes in fair value being reported in other income, net, in the condensed consolidated income statements. As of September 30, 2009, the notional amount of foreign currency derivative financial instruments outstanding totaled approximately $210 million, of which approximately $162 million relates to derivative financial instruments for which we elected hedge accounting. These derivative financial instruments expire at various dates over the next 33 months. At September 30, 2009, the estimated net amount of loss that is expected to be reclassified into earnings within the next twelve months is $9 million ($8 million, net of tax). As of September 30, 2009, the unrealized loss on our foreign currency hedges, reflected in accumulated other comprehensive loss, was approximately $11 million ($9 million, net of tax).
Our two interest rate swaps matured in August 2009, both of which were designated as cash flow hedges.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair values of our derivative financial instruments are reflected in the condensed consolidated balance sheets as follows:

	As of September 30,
	2009	2008
	(in millions)
Derivative financial instruments designated as hedging instruments
Interest rate swaps:
Accrued and other current liabilities	$—	$(2)
Forward contracts:
Other non-current assets	1	—
Accrued and other current liabilities	(7)	(4)
Other non-current liabilities	(3)	(9)
Option contracts:
Accrued and other current liabilities	(2)	(5)
Other non-current liabilities	—	(1)

Total derivative financial instruments designated as hedging instruments	$(11)	$(21)

Total derivative financial instruments not designated as hedging instruments	(1)	—

Total derivative financial instruments	$(12)	$(21)

The following tables summarize activities related to our derivative financial instruments that are classified as cash flow hedges:
The (gain) or loss in fair value recognized in accumulated other comprehensive loss, net of tax (effective portion):

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
			(in millions)
Interest rate swaps		$—	$7	$—	$6
Forward contracts		(1)	—	(1)	13
Option contracts		—	2	(1)	6

Total (gain) loss in accumulated other comprehensive loss		$(1)	$9	$(2)	$25

The (gain) or loss in fair value reclassified from accumulated other comprehensive loss into earnings, net of tax (effective portion):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement	2009	2008	2009	2008
			(in millions)
Interest rate swaps	Interest expense	$1	$7	$2	$6
Forward contracts	Revenue	—	1	2	1
Option contracts	Revenue	1	—	3	—

Total (gain) loss reclassified to earnings		$2	$8	$7	$7

The change in fair value resulting from ineffectiveness is insignificant for the three and nine months ended September 30, 2009 and 2008.
For the three months ended September 30, 2009 and 2008, we recognized a $2 million loss and a $1 million gain, respectively, on our forward contracts that are not designated as hedging instruments. For the nine months ended September 30, 2009 and 2008, we recognized a $1 million loss and an insignificant loss, respectively, on our forward contracts that are not designated as hedging instruments.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by reportable segment are as follows:

	Industry	Government
	Solutions	Services	Total
		(in millions)
Balance as of December 31, 2008	$431	$299	$730
Net additional goodwill resulting from Tellurian acquisition	4	—	4

Balance as of September 30, 2009	$435	$299	$734

During the first quarter of 2009, we completed our valuation of the intangible assets related to the acquisition of Tellurian Networks, Inc. As a result, $1 million of goodwill was reclassed to amortizable intangible assets. During the third quarter of 2009, based on Tellurian’s financial performance and operating strategies, we accelerated the payment of additional consideration of $5 million in cash, which was recorded as goodwill on the consolidated balance sheet.
5. Identifiable Intangible Assets
Identifiable intangible assets are recorded in other non-current assets in the condensed consolidated balance sheets and are composed of:

	As of September 30, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
		(in millions)
Customer-based assets	83	(42)	41
Other intangible assets	3	(2)	1

Total	$86	$(44)	$42

Total amortization expense for identifiable intangible assets was $14 million for each of the nine months ended September 30, 2009 and September 30, 2008. Amortization expense is estimated at $18 million, $16 million, $13 million, $4 million, and $2 million for the years ending December 31, 2009 through 2013, respectively. Identifiable intangible assets are amortized over their estimated useful lives, ranging from one to ten years.
6. Comprehensive Income
Total comprehensive income, net of tax, was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
		(in millions)
Net income	$33	$30	$92	$88
Change in fair value of derivative financial instruments	1	(9)	2	(25)
Reclassification of derivative financial instruments into earnings	2	8	7	7
Foreign currency translation adjustments	(4)	(15)	2	(21)

Total comprehensive income	$32	$14	$103	$49

7. Stockholders’ Equity
At September 30, 2009, there were 123,368,000 shares of our Class A Common Stock outstanding. At December 31, 2008, there were 119,429,000 shares of our Class A Common Stock outstanding.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Stock Options and Stock-Based Compensation
Stock-based compensation
For the three and nine months ended September 30, 2009 and 2008, stock-based compensation expense recorded in direct cost of services and selling, general and administrative expenses, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)		(in millions)
Direct cost of services	$1	$1	$2	$3
Selling, general and administrative expenses	4	3	11	10

Total stock-based compensation expense	5	4	13	13
Total stock-based compensation expense, net of tax	3	3	9	8
At September 30, 2009, there was $39 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested options and restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.
We utilize the Black-Scholes option pricing model to calculate our stock-based employee compensation expense, and the assumptions used were as follows:

	Nine months ended
	September 30,
	2009	2008
Weighted average risk free interest rates	1.86%	2.80%
Weighted average life (in years)	4.4	4.7
Volatility	34%	27%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$3.64	$4.09
Activity in our stock-based compensation plans
Activity in stock options and stock-settled stock appreciation rights (SSARs) for Class A Common Stock was as follows (options and SSARs in thousands):

	Nine months ended September 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Options/	Exercise	Options/	Exercise
	SSARs	Price	SSARs	Price
Outstanding at January 1	15,420	15.25	16,240	15.00
Granted (1)	946	11.79	1,683	14.34
Exercised	(3,312)	16.28	(1,427)	11.10
Forfeited	(1,032)	15.56	(953)	15.92

Outstanding at September 30	12,022	14.66	15,543	15.23
Exercisable at September 30	6,821	15.18	9,176	15.73

(1)	All awards granted for the nine months ended September 30, 2009, were SSARs.
For outstanding and exercisable options and SSARs at September 30, 2009, the weighted average remaining contractual term (in years) is 3.47 and 2.43, respectively. For outstanding and exercisable options and SSARs at September 30, 2009, the aggregate intrinsic value is $181 million and $99 million, respectively.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Activity in restricted stock units for Class A Common Stock was as follows (restricted stock units in thousands):

	Nine months ended September 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at January 1	1,030	14.68	1,010	14.90
Granted	1,096	11.80	441	14.28
Vested	(150)	13.44	(71)	16.94
Forfeited	(90)	14.08	(151)	14.80

Outstanding at September 30	1,886	13.11	1,229	14.66
9. Income Taxes
Our effective tax rate for the nine months ended September 30, 2009 was 29.8% as compared to 37.1% for the nine months ended September 30, 2008. Income tax expense for the nine months ended September 30, 2009 was lower primarily due to a $6 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2003 through 2007, and a $2 million tax benefit related to the resolution of uncertain tax positions attributable to the closing of tax years in certain foreign jurisdictions.
In August 2009, we reached an agreement with the Internal Revenue Service to settle all tax issues related to our consolidated federal income tax returns for the tax years 2005 through 2007. In connection with this settlement, we expect to owe additional taxes of approximately $1 million, plus interest.
The gross balance of reserves for uncertain tax positions was $2 million at September 30, 2009, which excludes $7 million of offsetting tax benefits, primarily from international tax treaties that provide for relief from double taxation. The net deferred tax asset of $5 million, if recognized, would be a detriment to our effective income tax rate. The change to the total amount of unrecognized tax benefits in the third quarter of 2009 reflects the settlement of tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2005 through 2007, as well as the closing of tax years in certain foreign jurisdictions.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest and penalties recorded as a component of income tax expense were insignificant for the three months ended September 30, 2009 and September 30, 2008. Accrued interest and penalties, net of tax benefit, related to unrecognized tax benefits were approximately $2 million as of September 30, 2009 and $5 million as of December 31, 2008.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Segment Data
The following is a summary of certain financial information by reportable segment for the three and nine months ended September 30, 2009 and 2008:

	Industry	Government
	Solutions	Services	Other(1)	Total
	(in millions)
For the three months ended September 30, 2009:
Revenue	$470	$160	$(1)	$629
Income before taxes	35	8	—	43
For the three months ended September 30, 2008:
Revenue	$544	$168	$(1)	$711
Income before taxes	39	9	—	48
For the nine months ended September 30, 2009:
Revenue	$1,412	$470	$(4)	$1,878
Income before taxes	114	23	(6)	131
For the nine months ended September 30, 2008:
Revenue	$1,608	$490	$(2)	$2,096
Income before taxes	123	17	—	140

(1)	“Other” includes our remaining operating areas and corporate activities, income and expenses that are not related to the operations of the other reportable segments, and the elimination of intersegment revenue and direct costs of services of approximately $1 million for the three months ended September 30, 2009 and 2008, respectively, and $4 million and $2 million for the nine months ended September 30, 2009 and 2008, respectively, related to the provision of services by the Industry Solutions segment to the Government Services segment. In addition, $6 million of cost reduction activities are included in this segment in the nine months ended September 30, 2009.
11. Earnings Per Share
The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Basic Earnings per Common Share
Net income	$33,470	$30,341	$92,662	$88,443

Weighted average common shares outstanding	121,189	120,151	120,279	119,750

Basic earnings per common share	$0.28	$0.25	$0.77	$0.74

Diluted Earnings per Common Share
Net income	$33,470	$30,341	$92,662	$88,443

Weighted average common shares outstanding	121,189	120,151	120,279	119,750
Incremental shares assuming dilution	2,673	2,425	1,728	1,962

Weighted average diluted common shares outstanding	123,862	122,576	122,007	121,712

Diluted earnings per common share	$0.27	$0.25	$0.76	$0.73

Stock awards that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive were 2,819,000 and 7,214,000 shares for the three months ended September 30, 2009 and 2008, respectively, and 8,746,000 and 8,415,000 shares for the nine months ended September 30, 2009 and 2008, respectively. We determined whether a stock award was dilutive or antidilutive by determining the shares issuable upon exercising or vesting, net of shares assumed to be purchased out of proceeds at the average market price for the periods presented.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. Plaintiffs alleged that the Company should have disclosed that the investment banks managing its public offering allocated IPO shares of the Company to their customers in return for undisclosed commissions and promises to purchase additional shares of the Company in aftermarket trading. The Company’s case was one of approximately 300 similar cases, which are collectively known as the IPO Allocation Securities Litigation. On June 9, 2009, the trial court issued an order granting preliminary approval of the settlement of the IPO Allocation Securities Litigation. The trial court held a hearing to consider the final approval of the proposed settlement in September 2009 and, on October 6, 2009, issued an order approving the settlement. Several groups of objectors have indicated their intent to appeal once judgments are entered. Under the settlement, the Company’s insurers (along with the insurers of the other issuers in the IPO Allocation Securities Litigation) would fund the issuers’ portion of the settlement, and the Company would not make any payment in connection with the settlement.
Dell Acquisition Securities Litigation
On October 5, 2009, a lawsuit related to the offer by DII-Holdings Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of Dell Inc., a Delaware corporation (Dell), to purchase all of the issued and outstanding shares of the Company’s Class A Common Stock for $30.00 per share, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 2, 2009 (the Offer and Merger) was filed in the District Court of the State of Texas, County of Dallas, The Booth Family Trust v. Perot Systems Corporation, et al. (Cause No. 09-13538). The action is brought by The Booth Family Trust, which claims to be a stockholder of the Company, on its own behalf and on behalf of all other similarly situated, and seeks certification as a class action on behalf of all the Company’s stockholders, except the defendants and their affiliates. The lawsuit names the Company, each of the Company’s directors and Dell as defendants. The lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties by (i) failing to maximize shareholder value; (ii) securing benefits for certain officers and directors of the Company in the Merger at the expense of the Company’s public shareholders; (iii) discouraging and/or inhibiting alternative offers to purchase control of the corporation or its assets; and (iv) failing to provide to the Company’s shareholders material information so that they can make an informed decision as to whether to tender their shares. The lawsuit alleges that, as a result of the foregoing, the Offer and the Merger are the result of an unfair process resulting in an unfair price of $30.00 per share. In addition, the lawsuit alleges that the Company and Dell aided and abetted such alleged breaches of fiduciary duties by the Company’s directors. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees. On October 29, 2009, an order was entered denying the plaintiff’s application for a temporary injunction.
On October 7, 2009, a lawsuit related to the Offer and Merger was filed in Collin County, Texas in the 296th Judicial District Court, Delores Lawrie v. Peter Altabef, et al. (Cause No. 296-03947-2009). The action is brought by Delores Lawrie, who claims to be a stockholder of the Company, on her own behalf and on behalf of all other similarly situated and seeks certification as a class action on behalf of all the Company’s stockholders, except the defendants and their affiliates. The lawsuit names the Company, each of the Company’s directors, the Purchaser and Dell as defendants. The lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value and by making alleged materially inadequate disclosures and material disclosure omissions. In addition, the lawsuit alleges that the Company and Dell aided and abetted such alleged breaches of

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
fiduciary duties by the Company’s directors. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.
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
13. Subsequent Events
Pursuant to the previously announced Agreement and Plan of Merger, dated as of September 20, 2009 (the Merger Agreement), by and among the Company, Dell Inc., a Delaware corporation (Dell), and DII — Holdings, Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of Dell (the Purchaser), and as previously disclosed on a Form 8-K filed with the SEC on November 3, 2009, Dell completed its acquisition of all of the outstanding shares of the Company’s Class A common stock, par value $0.01 per share (the Shares) on November 3, 2009.
Dell’s acquisition of the Shares was structured as a two-step transaction, consisting of a tender offer by the Purchaser for the Shares at a price of $30.00 per Share (the Offer Price) without interest thereon and less any applicable withholding or stock transfer taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated October 2, 2009, and in the related Letter of Transmittal, each, as amended and supplemented from time to time, filed by Dell and the Purchaser with the SEC on October 2, 2009 (the Offer), followed by the merger of the Purchaser with and into the Company, with the Company surviving as an indirect, wholly-owned subsidiary of Dell (the Merger).
The Offer expired at 12:00 midnight, New York City time, on Monday, November 2, 2009. On November 3, 2009, the Purchaser accepted for payment all validly tendered and not properly withdrawn Shares (including certain Shares tendered to the depositary pursuant to the Offer’s guaranteed delivery procedure) and promptly made payment for such Shares in accordance with the terms and conditions of the Offer and applicable law.
Following the Purchaser’s acceptance for payment of all validly tendered and not withdrawn Shares on November 3, 2009, pursuant to the terms of the Merger Agreement, the Purchaser merged with and into the Company in accordance with the provisions of Delaware law that authorize the completion of the Merger without a vote or meeting of the Company’s stockholders. In the Merger, each Share not purchased in the Offer (other than shares held in treasury or reserved for issuance by the Company and Shares held by Dell or the Purchaser or direct or indirect subsidiaries of Dell or the Company, all of which were cancelled and extinguished, and Shares held by stockholders who validly exercise their appraisal rights under Delaware law) was converted into the right to receive the Offer Price without interest thereon and less applicable withholding or stock transfer taxes. Following the Merger, the Company became a wholly-owned subsidiary of Dell.
Additionally, on November 3, 2009, the Company paid off, in cash, its outstanding borrowings under the Company’s credit facility, upon which the credit facility was terminated.
We have an arrangement with Goldman Sachs to assist us in the merger and we made a payment to them of $15 million on November 3, 2009.
On November 4, 2009, the New York Stock Exchange (NYSE) filed with the SEC a notification on Form 25 of removal from listing of the Company’s Class A common stock on the NYSE. The NYSE delisting of the Class A common stock will become effective ten days after the filing.

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
Recent Developments — Merger
Pursuant to the previously announced Agreement and Plan of Merger, dated as of September 20, 2009 (the Merger Agreement), by and among the Company, Dell Inc., a Delaware corporation (Dell), and DII - Holdings, Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of Dell (the Purchaser), and as previously disclosed on a Form 8-K filed with the SEC on November 3, 2009, Dell completed its acquisition of all of the outstanding shares of the Company’s Class A common stock, par value $0.01 per share (the Shares) on November 3, 2009.
Dell’s acquisition of the Shares was structured as a two-step transaction, consisting of a tender offer by the Purchaser for the Shares at a price of $30.00 per Share (the Offer Price) without interest thereon and less any applicable withholding or stock transfer taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated October 2, 2009, and in the related Letter of Transmittal, each, as amended and supplemented from time to time, filed by Dell and the Purchaser with the SEC on October 2, 2009 (the Offer), followed by the merger of the Purchaser with and into the Company, with the Company surviving as an indirect, wholly-owned subsidiary of Dell (the Merger).
The Offer expired at 12:00 midnight, New York City time, on Monday, November 2, 2009. On November 3, 2009, the Purchaser accepted for payment all validly tendered and not properly withdrawn Shares (including certain Shares tendered to the depositary pursuant to the Offer’s guaranteed delivery procedure) and promptly made payment for such Shares in accordance with the terms and conditions of the Offer and applicable law.
Following the Purchaser’s acceptance for payment of all validly tendered and not withdrawn Shares on November 3, 2009, pursuant to the terms of the Merger Agreement, the Purchaser merged with and into the Company in accordance with the provisions of Delaware law that authorize the completion of the Merger without a vote or meeting of the Company’s stockholders. In the Merger, each Share not purchased in the Offer (other than shares held in treasury or reserved for issuance by the Company and Shares held by Dell or the Purchaser or direct or indirect subsidiaries of Dell or the Company, all of which were cancelled and extinguished, and Shares held by stockholders who validly exercise their appraisal rights under Delaware law) was converted into the right to receive the Offer Price without interest thereon and less applicable withholding or stock transfer taxes. Following the Merger, the Company became a wholly-owned subsidiary of Dell.
On November 4, 2009, the New York Stock Exchange (NYSE) filed with the SEC a notification on Form 25 of removal from listing of the Company’s Class A common stock on the NYSE. The NYSE delisting of the Class A common stock will become effective ten days after the filing.

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
Overview of Our Financial Results for the Third Quarter of 2009
Our financial results are affected by a number of factors, including broad economic conditions, the amount and type of technology spending by our customers, and the business strategies and financial condition of our customers and the industries we serve, which could result in increases or decreases in the amount of services that we provide to our customers and the pricing of such services. Our ability to identify and effectively respond to these factors is important to our future financial growth.
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
Revenue Growth
Revenue growth is a measure of the growth we generate from sales of services to new customers, expansion and extension of existing contracts, acquisitions, and sales of discretionary services to existing customers. Revenue for the third quarter of 2009 decreased by 11.5% compared to the third quarter of 2008. As discussed in more detail below, this decrease in revenue came primarily from:
•	Reductions from existing accounts largely resulting from reductions in scope of services and completing task orders in the normal course of business in excess of new project starts, and a reduction of discretionary project services. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.
•	A reduction of pass-through revenue as a result of transitioning the contract management function back to a client.
•	An unfavorable impact from foreign currency movements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The decrease was partially offset by:
•	Revenue from new contracts signed during the twelve-month period following the third quarter of 2008.
•	Increase from revenue related to an acquisition in the fourth quarter of 2008.
Earnings Growth
We measure earnings growth using diluted earnings per share, which is a measure of our effectiveness in delivering profitable growth. Diluted earnings per share increased to $0.27 per share for the third quarter of 2009 from $0.25 per share for the third quarter of 2008. The improvement in earnings relates primarily to reduced income tax expense, which was lower primarily due to a $4 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2005 through 2007, and a $2 million tax benefit related to the closing of tax years in certain foreign jurisdictions. Earnings also increased due to improved profitability on existing accounts, primarily resulting from the effects of cost reduction activities and increased utilization. These improvements to earnings were partially offset by reductions in discretionary short-term project work and by an increase in selling, general and administrative costs.
Free Cash Flow
We calculate free cash flow on a year to date basis as net cash provided by operating activities less purchases of property, equipment and purchased software, as stated in our condensed consolidated statements of cash flows. We use free cash flow as a measure of our ability to generate cash for both our short-term and long-term operating and business expansion needs. We believe this measure provides important supplemental information to investors and allows them to assess our ability to meet our working capital requirements and business expansion needs. Free cash flow was a source of cash of $108 million for the nine months ended September 30, 2009 and $100 million for the same period in 2008. Free cash flow, which is a non-GAAP measure, can be reconciled to “Net cash provided by operating activities” as follows (in millions):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$161	$138
Purchases of property, equipment and software	(53)	(38)

Free cash flow	$108	$100

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
Various factors may impact the timing of signing contracts with customers, including the complexity of the contract, competitive pressures, and customer demands. As a result, we generally measure our success in this area over a twelve-month period because of the significant variations that typically occur in the amount of TCV signed during each quarterly period. During the twelve-month period ending September 30, 2009, the amount of TCV signed was $1.0 billion, as compared to $1.4 billion for the twelve-month period ending September 30, 2008.

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
Comparison of the Three Months Ended September 30, 2009 and 2008
Revenue
Revenue for the third quarter of 2009 decreased from revenue for the third quarter of 2008 across both segments. Below is a summary of our revenue for the third quarter of 2009 as compared to the third quarter of 2008 (amounts in millions):

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Industry Solutions	$470	$544	$(74)	(13.6)%
Government Services	160	168	(8)	(4.8)%
Elimination of intersegment revenue	(1)	(1)	—	—

Total	$629	$711	$(82)	(11.5)%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for the third quarter of 2009 as compared to the third quarter of 2008 was primarily attributable to:
•	$92 million net decrease from existing accounts largely resulting from completing task orders in the normal course of business in excess of new project starts, a reduction of discretionary project services, and a renegotiated contract with less pass-through revenue as a result of transitioning a contract management function back to the client. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.
•	An unfavorable impact from foreign currency movements of $4 million.
This decrease was partially offset by these increases:
•	$18 million increase from new contracts signed primarily in the Healthcare group during the twelve-month period following the third quarter of 2008. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$4 million increase from revenue related to an acquisition within our Healthcare group during the fourth quarter of 2008.
Government Services
The decrease of $8 million, or 4.8%, for Government Services for the third quarter of 2009 as compared to the third quarter of 2008 was primarily attributable to reductions in scope of services and task orders. These decreases were partially offset by revenue contributions from new business. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the third quarter of 2009, was 19.4% of revenue, which is higher than the gross margin for the third quarter of 2008 of 17.4%. This year-to-year increase in gross margin was primarily due to the following:
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
These improvements were partially offset by an increase in early stage new contract sales that typically reach their full level of profitability over time.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2009 increased 3.9% to $79 million from $76 million for the third quarter of 2008. As a percentage of revenue, SG&A for the third quarter of 2009 was 12.6% of revenue as compared to SG&A for the third quarter of 2008 of 10.7% of revenue. The increase is primarily attributable to sales force and marketing expansion and costs related to our merger with Dell.
Other Income Statement Items
Our effective tax rate for the third quarter of 2009 was 23.3% as compared to 37.5% for the third quarter of 2008. Income tax expense for the third quarter of 2009 was lower primarily due to a $4 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2005 through 2007, and a $2 million tax benefit related to the closing of tax years in certain foreign jurisdictions. In connection with the settlement with the Internal Revenue Service, we expect to owe additional taxes of approximately $1 million, plus interest.
Comparison of the Nine Months Ended September 30, 2009 and 2008
Revenue
Revenue for the nine months ended September 30, 2009 decreased from revenue for the nine months ended September 30, 2008 in both segments. Below is a summary of our revenue for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 (amounts in millions):

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Industry Solutions	$1,412	$1,608	$(196)	(12.2)%
Government Services	470	490	(20)	(4.1)%
Elimination of intersegment revenue	(4)	(2)	(2)	(100.0)%

Total	$1,878	$2,096	$(218)	(10.4)%

Industry Solutions
The net decrease in revenue from the Industry Solutions segment for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to:
•	$213 million net decrease from existing accounts largely resulting from completing task orders in the normal course of business in excess of new project starts, a reduction of discretionary project services, and a renegotiated contract with less pass-through revenue as a result of transitioning a contract management function back to the client. The discretionary services that we provide, which include short-term project work, can vary from period-to-period depending on many factors, including specific customer and industry needs and economic conditions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•	An unfavorable impact from foreign currency movements of $27 million.
This decrease was partially offset by these increases:
•	$32 million increase from new contracts signed primarily in the Healthcare group during the twelve-month period following the third quarter of 2008. The services that we are providing to these new customers are primarily the same services that we provide to the majority of our other long-term outsourcing customers.
•	$12 million increase from revenue related to an acquisition within our Healthcare group during the fourth quarter of 2008.
Government Services
The decrease in revenue of $20 million for Government Services for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily attributable to reductions in pass-through revenue and reductions in scope of services and task orders. Our business with the federal government will fluctuate due to annual federal funding limits and the specific needs of the federal agencies we serve.
Gross Margin
Gross margin, which is calculated as gross profit divided by revenue, for the nine months ended September 30, 2009, was 19.4% of revenue, which is higher than the gross margin for the nine months ended September 30, 2008 of 17.3%. This year-to-year increase in gross margin was primarily due to the following:
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2009 increased 5.4% to $235 million from $223 million for the nine months ended September 30, 2008. As a percentage of revenue, SG&A for nine months ended September 30, 2009 was 12.5% of revenue as compared to SG&A for the nine months ended September 30, 2008 of 10.6% of revenue. The increase is primarily attributable to $6 million of expenses related to cost reduction activities implemented in the first quarter of 2009 and increased expenses in the second and third quarters of 2009 related to sales force and marketing expansion.
Other Income Statement Items
Our effective tax rate for the nine months ended September 30, 2009 was 29.8% as compared to 37.1% for the nine months ended 2008. Income tax expense for the nine months ended September 30, 2009 was lower primarily due to a $6 million tax benefit attributable to the resolution of certain tax issues with the Internal Revenue Service related to our consolidated federal income tax returns for the tax years 2003 through 2007, and a $2 million tax benefit related to the closing of tax years in certain foreign jurisdictions.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
At September 30, 2009, we have cash and cash equivalents of $380 million, of which $131 million was held by our foreign subsidiaries. We also had short-term investments of $53 million at September 30, 2009, which were held in the U.S. While we are aware of no restrictions on access to our cash balances in any foreign jurisdiction, it is our intent to permanently reinvest our foreign earnings or to remit such earnings to the U.S. in a tax-free manner, and we do not provide for U.S. income tax on the undistributed earnings of our foreign subsidiaries.
In addition, as of September 30, 2009, we had a credit facility that allowed us to borrow up to $275 million. As of September 30, 2009, we had borrowings of $177 million under the credit facility and $98 million available. The credit facility required certain financial covenants of which we were in compliance as of September 30, 2009. On November 3, 2009, we paid off, in cash, our outstanding borrowings under our credit facility, upon which the credit facility was terminated.
Operating Activities
Net cash provided by operating activities was $161 million and $138 million for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008, respectively. This increase was primarily attributable to the following:
•	Cash provided by changes in accounts receivable was $48 million for the nine months ended September 30, 2009, as compared to $18 million cash used in accounts receivable for the same period of the prior year. Our accounts receivable balance at the end of each period can change based on the amount of revenue for that period and the timing of collection from our customers, which may vary significantly from period to period.
•	During the nine months ended September 30, 2009, we made net cash payments for income taxes of $26 million as compared to $57 million in the nine months ended September 30, 2008.
These increases to net cash provided by operating activities were partially offset by the following:
•	Cash used due to changes in accrued compensation was $17 million in the nine months ending September 30, 2009, as compared to $31 million cash provided by changes in accrued compensation for the same period of 2008. The changes in accrued compensation in the nine months ended September 30, 2009 were driven by the compensation accrued as of December 31, 2008 that was paid during the nine months ended September 30, 2009, partially offset by our 2009 compensation accrual that will be paid in 2010. Bonuses paid to associates under our bonus plans in the first nine months of 2009 and 2008 (including payments of annual bonuses relating to the previous year’s bonus plan) were $62 million and $28 million, respectively.
•	During the nine months ended September 30, 2009, there was a decrease of $6 million in net deferred revenue received from customers as compared to an increase of $19 million for the same period in 2008. The decrease in 2009 is primarily attributable to payments received in 2008 related to transition services on long-term outsourcing contracts.
•	Cash used by changes in accounts payable and accrued liabilities was $23 million for the nine months ended September 30, 2009, as compared to cash used of $15 million for the same period of the prior year. This decrease is primarily due to the timing of vendor payments.
Investing Activities
Net cash used in investing activities was $73 million for the nine months ended September 30, 2009, as compared to net cash used in investing activities of $32 million for the same period in 2008. During the nine months ended September 30, 2009, we purchased $53 million of property, equipment and software, as compared to $38 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we made net purchases of short-term investments of $17 million. During the nine months ended September 30, 2008, we liquidated short-term investments of $23 million, net, and used $18 million in the acquisitions of businesses.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Financing Activities
Net cash provided by financing activities was $56 million for the nine months ended September 30, 2009, as compared to net cash used in financing activities of $34 million for the nine months ended September 30, 2008. This increase is primarily attributable to $54 million of proceeds from the issuance of treasury stock for the nine months ending September 30, 2009, as compared to $16 million for the same period in 2008. Also, in 2008 we made a $34 million payment against our credit facility and a $24 million purchase of treasury stock.
We routinely maintain cash balances in certain European and Asian currencies to fund operations in those regions. During the nine months ended September 30, 2009, foreign exchange rate fluctuations had a net positive impact on our non-domestic cash balances of $2 million, as the U.S. dollar weakened against the British Pound, Indian Rupee and other currencies. We manage exchange exposures that are likely to significantly impact net income or working capital. At September 30, 2009, we had derivative financial instruments to purchase and sell various currencies in the notional amount of $210 million, which expire at various times before the end of 2012.
Adoption of Significant Accounting Standards
See Note 1, “General,” in the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009

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
IPO Allocation Securities Litigation
In July and August 2001, we, as well as some of our current and former officers and directors and the investment banks that underwrote our initial public offering, were named as defendants in two purported class action lawsuits seeking unspecified damages for alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. Plaintiffs alleged that the Company should have disclosed that the investment banks managing its public offering allocated IPO shares of the Company to their customers in return for undisclosed commissions and promises to purchase additional shares of the Company in aftermarket trading. The Company’s case was one of approximately 300 similar cases, which are collectively known as the IPO Allocation Securities Litigation. On June 9, 2009, the trial court issued an order granting preliminary approval of the settlement of the IPO Allocation Securities Litigation. The trial court held a hearing to consider the final approval of the proposed settlement in September 2009 and, on October 6, 2009, issued an order approving the settlement. Several groups of objectors have indicated their intent to appeal once judgments are entered. Under the settlement, the Company’s insurers (along with the insurers of the other issuers in the IPO Allocation Securities Litigation) would fund the issuers’ portion of the settlement, and the Company would not make any payment in connection with the settlement.
Dell Acquisition Securities Litigation
On October 5, 2009, a lawsuit related to the offer by DII-Holdings Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of Dell Inc., a Delaware corporation (Dell), to purchase all of the issued and outstanding shares of the Company’s Class A Common Stock for $30.00 per share, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 2, 2009 (the Offer and Merger) was filed in the District Court of the State of Texas, County of Dallas, The Booth Family Trust v. Perot Systems Corporation, et al. (Cause No. 09-13538). The action is brought by The Booth Family Trust, which claims to be a

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
stockholder of the Company, on its own behalf and on behalf of all other similarly situated, and seeks certification as a class action on behalf of all the Company’s stockholders, except the defendants and their affiliates. The lawsuit names the Company, each of the Company’s directors and Dell as defendants. The lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties by (i) failing to maximize shareholder value; (ii) securing benefits for certain officers and directors of the Company in the Merger at the expense of the Company’s public shareholders; (iii) discouraging and/or inhibiting alternative offers to purchase control of the corporation or its assets; and (iv) failing to provide to the Company’s shareholders material information so that they can make an informed decision as to whether to tender their shares. The lawsuit alleges that, as a result of the foregoing, the Offer and the Merger are the result of an unfair process resulting in an unfair price of $30.00 per share. In addition, the lawsuit alleges that the Company and Dell aided and abetted such alleged breaches of fiduciary duties by the Company’s directors. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees. On October 29, 2009, an order was entered denying the plaintiff’s application for a temporary injunction.
On October 7, 2009, a lawsuit related to the Offer and Merger was filed in Collin County, Texas in the 296th Judicial District Court, Delores Lawrie v. Peter Altabef, et al. (Cause No. 296-03947-2009). The action is brought by Delores Lawrie, who claims to be a stockholder of the Company, on her own behalf and on behalf of all other similarly situated and seeks certification as a class action on behalf of all the Company’s stockholders, except the defendants and their affiliates. The lawsuit names the Company, each of the Company’s directors, the Purchaser and Dell as defendants. The lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties by failing to maximize shareholder value and by making alleged materially inadequate disclosures and material disclosure omissions. In addition, the lawsuit alleges that the Company and Dell aided and abetted such alleged breaches of fiduciary duties by the Company’s directors. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.
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

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009

Item 6:	Exhibits
Exhibits required by Item 601 of Regulation S-K

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

2.1	Agreement and Plan of Merger dated September 20, 2009 by and among the Company, Dell Inc. (“Dell”) and DII - Holdings Inc. (“DII”). (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 21, 2009.)

2.2	First Amendment dated September 30, 2009, to the Agreement and Plan of Merger dated September 20, 2009, by and among the Company, Dell and DII. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 1, 2009.)

2.3	Form of Tender and Voting Agreement dated September 20, 2009, by and among the Company, Dell, DII and each of the following executive officers and directors of the Company: Peter A. Altabef, Steven Blasnik, John S.T. Gallagher, Carl Hahn, DeSoto Jordan, Caroline S. Matthews, Thomas Meurer, Cecil H. Moore, Jr., Anthony J. Principi, Anuroop Singh, John E. Harper, Russell Freeman, Thomas D. Williams, John Lyon, Scott Barnes, Eugene L. Carrick, Steve Curts, Anurag Jain, Chuck Lyles and Jeff Renzi. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed September 21, 2009.)

2.4	Form of Tender and Voting Agreement dated September 20, 2009, by and among the Company, Dell, DII and each of the following stockholders of the Company: H. Ross Perot, HWGA, Ltd., The Perot Foundation, Petrus Financial Services Ltd., Perot Family Trust, Perot Investment Trust I, Perot Investment Trust II, Perot Investment Trust III, Perot Investment Trust IV and Perot Investment Trust V. (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed September 21, 2009.)

2.5	Amended and Restated Tender and Voting Agreement dated September 30, 2009, among the Company, Dell, DII and the Perot Family Trust. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed October 1, 2009.)

3.1	Third Amended and Restated Certificate of Incorporation of Perot Systems Corporation (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.)

3.2	Fifth Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 17, 2008).

4.1	Specimen of Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-60755.)

10.36	Plan Amendment to the Perot Systems Corporation Amended and Restated 1999 Employee Stock Purchase Plan/US, effective as of September 30, 2009. (Incorporated by reference to Exhibit (e)(17) to the Solicitation /Recommendation Statement on Schedule 14D-9 filed October 2, 2009.)

10.37	Plan Amendment to the Company’s Amended and Restated 1999 Employee Stock Purchase Plan/Non-US, effective as of September 30, 2009. (Incorporated by reference to Exhibit (e)(19) to the Solicitation / Recommendation Statement on Schedule 14D-9 filed October 2, 2009.)

10.38	Perot Systems Corporation 2001 Long-Term Incentive Plan — Sub-Plan of Perot Systems TSI (India) Limited (formerly called HCL Perot Systems Limited). (Incorporated by reference to Exhibit (e)(14) to the Solicitation / Recommendation Statement on Schedule 14D-9 filed October 2, 2009.)

10.39	Plan Amendment to the Perot Systems Corporation 2001 Long-Term Incentive Plan — Sub-Plan of Perot Systems TSI (India) Limited (formerly called HCL Perot Systems Limited). (Incorporated by reference to Exhibit (e)(15) to the Solicitation / Recommendation Statement on Schedule 14D-9 filed October 2, 2009.)

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.40	Plan Amendment, effective as of September 30, 2009, to the Perot Systems Corporation 2001 Long-Term Incentive Plan Amended and Restated. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 1, 2009.)

10.41	Third Amended and Restated License Agreement dated September 20, 2009, between Perot Systems Family Corporation, H. Ross Perot, Ross Perot, Jr. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 21, 2009.)

10.70	Non-Competition Agreement dated September 20, 2009, between Ross Perot, Dell, DII and the Company. (Incorporated by reference to Exhibit (e)(43) to the Solicitation / Recommendation Statement on Schedule 14D-9 filed October 2, 2009.)

10.71	Non-Competition Agreement dated September 20, 2009, between Ross Perot, Jr., Dell, DII and the Company. (Incorporated by reference to Exhibit (e)(44) to the Solicitation / Recommendation Statement on Schedule 14D-9 filed October 2, 2009.)

31.1*	Rule 13a-14 Certification dated November 6, 2009, by Peter A. Altabef, President and Chief Executive Officer.

31.2*	Rule 13a-14 Certification dated November 6, 2009, by John E. Harper, Vice President and Chief Financial Officer.

32.1**	Section 1350 Certification dated November 6, 2009, by Peter A. Altabef, President and Chief Executive Officer.

32.2**	Section 1350 Certification dated November 6, 2009, by John E. Harper, Vice President and Chief Financial Officer.

*	Filed herewith.

**	Furnished herewith.

PEROT SYSTEMS CORPORATION AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEROT SYSTEMS CORPORATION (Registrant)
Date: November 6, 2009	By	/s/ ROBERT J. KELLY
Robert J. Kelly
Corporate Controller and Principal Accounting Officer